Form 10-Q
period 2016-12-31
PCSB Financial Corp
filed 2017-03-27
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-215052

PCSB Financial Corporation

(Exact Name of Registrant as Specified in its Charter)

Maryland	81-4710738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2651 Strang Blvd, Suite 100 Yorktown Heights, NY	10598
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 248-7272

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of March 27, 2017.

i

EXPLANATORY NOTE

PCSB Financial Corporation (the “Company,” “we” or “our”) was incorporated on December 1, 2016 to serve as the bank holding company for PCSB Bank upon the conversion of PCSB Bank from a New York-chartered mutual savings bank to a New York-chartered capital stock savings bank. As of December 31, 2016, the conversion had not been completed. As of December 31, 2016, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements and the other financial information contained in this quarterly report on Form 10-Q relate solely to PCSB Bank and subsidiaries.

The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements of PCSB Bank and subsidiaries at and for the year ended June 30, 2016 contained in the Company’s definitive prospectus dated February 10, 2017 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 17, 2017.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PCSB Bank

Consolidated Balance Sheets (unaudited)

(amounts in thousands)

	December 31,	June 30,
	2016	2016
ASSETS
Cash and due from banks	$42,953	$36,258
Federal funds sold	5,374	5,320

Cash and cash equivalents	48,327	41,578

Held to maturity investment securities, at amortized cost (fair value of $269,658 and $273,317, respectively)	272,591	270,679
Available for sale investment securities, at fair value	95,363	112,351

Total investment securities	367,954	383,030

Loans receivable, net of allowance for loan losses of $4,628 at December 31, 2016 and $4,042 at June 30, 2016	766,681	782,336
Accrued interest receivable	3,296	3,361
Federal Home Loan Bank stock, at cost	1,324	2,047
Bank premises and equipment, net	11,573	10,774
Deferred tax assets, net	5,652	6,164
Foreclosed real estate	2,214	905
Bank-owned life insurance	22,885	22,557
Goodwill	6,106	6,106
Other intangible assets, net	629	702
Other assets	4,242	2,511

Total assets	$1,240,883	$1,262,071

LIABILITIES
Interest bearing deposits	$976,568	$990,032
Non-interest bearing deposits	131,152	122,663

Total deposits	1,107,720	1,112,695

Mortgage escrow funds	6,737	7,023
Advances from Federal Home Loan Bank	4,022	20,081
Other liabilities	9,647	12,323

Total liabilities	1,128,126	1,152,122

Commitments and Contingencies
EQUITY
Retained earnings	121,047	117,919
Accumulated other comprehensive loss	(8,290)	(7,970)

Total equity	112,757	109,949

Total liabilities and equity	$1,240,883	$1,262,071

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Bank

Consolidated Statements of Operations (unaudited)

(amounts in thousands)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Interest and dividend income
Loans	$8,238	$8,042	$16,763	$16,200
Investment securities	1,530	1,450	3,010	2,897
Fed funds and other	82	66	186	124

Total interest and dividend income	9,850	9,558	19,959	19,221

Interest expense
Deposits	1,279	1,130	2,546	2,246
Mortgage escrow funds	13	12	30	27
FHLB advances	31	45	81	93

Total interest expense	1,323	1,187	2,657	2,366

Net interest income	8,527	8,371	17,302	16,855

Provision for loan losses	562	356	588	397

Net interest income after provision for loan losses	7,965	8,015	16,714	16,458

Noninterest income
Fees and service charges	360	291	602	547
Bank-owned life insurance	160	71	328	146
Settlement on acquired loan	1,615	—	1,615	—
Other	124	108	266	205

Total noninterest income	2,259	470	2,811	898

Noninterest expense
Salaries and employee benefits	4,444	4,152	8,694	8,269
Occupancy and equipment	1,844	1,188	3,135	2,283
FDIC assessment	106	226	321	443
Professional fees	276	454	585	807
Postage, printing, stationary and supplies	131	189	264	356
Advertising	90	75	229	118
Merger and acquisition related expenses	—	39	—	161
Amortization of intangible assets	37	41	73	81
Other operating expenses	866	1,116	1,691	2,009

Total noninterest expense	7,794	7,480	14,992	14,527

Net income before income tax expense	2,430	1,005	4,533	2,829
Income tax expense	758	278	1,405	846

Net income	$1,672	$727	$3,128	$1,983

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Bank

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Net income	$1,672	$727	$3,128	$1,983

Other comprehensive income (loss), net of tax:
Change in fair value of available for sale securities	(833)	(307)	(732)	(116)
Adjustment for net periodic pension and other post-retirement benefit cost	412	—	412	—

Other comprehensive loss	(421)	(307)	(320)	(116)

Total comprehensive income	$1,251	$420	$2,808	$1,867

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Bank

Consolidated Statements of Changes in Equity (unaudited)

(amounts in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at July 1, 2016	$117,919	$(7,970)	$109,949
Net income	3,128	—	3,128
Other comprehensive loss	—	(320)	(320)

Balance at December 31, 2016	$121,047	$(8,290)	$112,757

Balance at July 1, 2015	$114,993	$(4,722)	$110,271
Net income	1,983	—	1,983
Other comprehensive loss	—	(116)	(116)

Balance at December 31, 2015	$116,976	$(4,838)	$112,138

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Bank

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six months ended December 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$3,128	$1,983
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan loss	588	397
Depreciation and amortization	705	591
Amortization of net premiums on securities and net deferred loan origination costs	607	648
Deferred income tax expense, net of valuation reserves	677	50
Net increase (decrease) in accrued interest receivable	65	(36)
Net gain on sale of foreclosed real estate	(30)	(3)
Write-downs on foreclosed real estate	—	30
Earnings from cash surrender value of BOLI	(328)	(146)
Net accretion of purchase account adjustments	(438)	(921)
Other adjustments, principally net changes in other assets and liabilities	(3,783)	1,386

Net cash provided by operating activities	1,191	3,979

INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(52,229)	(53,021)
Available for sale	(9,073)	(27,202)
Proceeds from maturities, calls and sales of securities:
Held to maturity	50,043	64,665
Available for sale	24,816	14,016
Disbursement for loan originations, net of principal repayments	19,715	(995)
Purchase of loans	(6,041)	(12,477)
Net redemption (purchase) of FHLB stock	723	(270)
Purchase of bank premises and equipment	(1,431)	(2,081)
Purchase of BOLI	—	(10,000)
Proceeds from sale of foreclosed real estate	254	160

Net cash provided by (used in) investing activities	26,777	(27,205)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(4,874)	3,130
Proceeds from FHLB advances	—	20,000
Repayment of FHLB advances	(16,059)	(14,000)
Net (decrease) increase in mortgage escrow funds	(286)	288

Net cash (used in) provided by financing activities	(21,219)	9,418

Net increase (decrease) in cash and cash equivalents	6,749	(13,808)
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	41,578	77,761

Cash and cash equivalents at end of period	$48,327	$63,953

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Bank

Consolidated Statements of Cash Flows (unaudited) - (Continued)

(amounts in thousands)

Supplemental information:

Cash paid for:
Interest	$2,671	$2,372
Income taxes	134	36
Loans transferred to foreclosed real estate	1,533	1,015

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Bank

Notes to Unaudited Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

PCSB Bank (“the Bank”) is a community-oriented financial institution that provides financial services to individuals and businesses within its market area of Putnam, Southern Dutchess, Rockland and Westchester Counties in New York. The Bank is a state-chartered mutual savings bank and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s primary regulators are the FDIC and the New York State Department of Financial Services.

Merger with CMS Bancorp: On April 28, 2015, CMS Bancorp and CMS Bank merged with and into PCSB Bank.

Basis of Presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and include the accounts of the Bank and its three subsidiaries – PCSB Funding Corp., PCSB Commercial Bank and PCSB Realty Ltd. PCSB Funding Corp. is a real estate investment trust that holds certain mortgage assets. PCSB Commercial Bank is a state-chartered commercial bank authorized to accept the deposits of local governments in New York State. PCSB Realty Ltd. is a corporation that holds certain properties foreclosed upon by the Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements for the three and six months ended December 31, 2016 and 2015 reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The annualized results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Note 2. Recent Accounting Pronouncements

The pronouncements discussed below are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on our financial position, results of operations or disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers.” The amendments in ASU 2014-09 provide a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of PCSB Bank’s revenue comes from financial instruments such as debt securities and loans that are outside the scope of the guidance. The amendments in ASU 2014-09 also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. For public entities, ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 is not expected to have a material impact on the Bank’s consolidated financial position, results of operations or disclosures.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall.” The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. Among other changes, ASU 2016-01 would require equity securities to be measured at fair value with changes in fair value recognized through net income, but would allow equity securities that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments would simplify the impairment assessment of such equity securities and would require enhanced disclosure about these investments. ASU 2016-01 would also require separate presentation of financial assets and liabilities by measurement category and type of instrument, such as securities or loans, on the balance sheet or in the notes, and would eliminate certain other disclosures relating to the methods and assumptions used to estimate fair value. For public entities, the amendments in ASU 2016-01 are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. ASU 2016-01 is not expected to have a material impact on the Bank’s consolidated financial position, results of operations or disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact that ASU 2016-02 will have on the Bank’s consolidated financial position, results of operations and disclosures.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including loans, debt securities, and other financial assets. The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by recording an allowance for current expected credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact that ASU 2016-13 will have on the Bank’s consolidated financial position, results of operations and disclosures.

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2016 and June 30, 2016 were as follows:

	December 31, 2016
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale
U.S. Government and agency obligations	$48,021	$18	$(372)	$47,667
Corporate and other debt securities	8,487	28	(76)	8,439
Mortgage-backed securities – residential	36,441	435	(341)	36,535
Mortgage-backed securities – commercial	2,682	—	(9)	2,673
Equity securities	49	—	—	49

Total available for sale	$95,680	$481	$(798)	$95,363

Held to maturity
U.S. Government and agency obligations	$128,984	$43	$(985)	$128,042
Corporate and other debt securities	1,005	—	(2)	1,003
Mortgage-backed securities – residential	74,485	236	(1,408)	73,313
Mortgage-backed securities – collateralized mortgage obligations	33,481	25	(382)	33,124
Mortgage-backed securities – commercial	34,636	124	(584)	34,176

Total held to maturity	$272,591	$428	$(3,361)	$269,658

	June 30, 2016
	Amortized Cost	Gross Unrealized/Unrecognized		Fair Value
		Gains	Losses
		(in thousands)
Available for sale
U.S. Government and agency obligations	$65,953	$204	$(25)	$66,132
Corporate and other debt securities	8,514	132	—	8,646
Mortgage-backed securities – residential	37,043	542	(61)	37,524
Equity securities	49	—	—	49

Total available for sale	$111,559	$878	$(86)	$112,351

Held to maturity
U.S. Government and agency obligations	$145,896	$357	$(51)	$146,202
Mortgage-backed securities – residential	72,842	1,342	(45)	74,139
Mortgage-backed securities – collateralized mortgage obligations	30,268	350	(38)	30,580
Mortgage-backed securities – commercial	21,673	723	—	22,396

Total held to maturity	$270,679	$2,772	$(134)	$273,317

There were no sales of or realized gains or losses on investment securities for the three or six months ended December 31, 2016 or 2015.

The following table presents the fair value and carrying amount of debt securities at December 31, 2016, by contractual maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying Amount	Fair Value	Amortized Cost	Fair Value
	(in thousands)
December 31, 2016
1 year or less	$32,490	$32,484	$16,501	$16,496
1 to 5 years	97,499	96,562	34,890	34,516
5 to 10 years	—	—	5,117	5,094
Mortgage-backed securities	142,602	140,612	39,123	39,208

Total	$272,591	$269,658	$95,631	$95,314

Securities pledged had carrying amounts of $63.8 million and $93.1 million at December 31, 2016 and June 30, 2016, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following tables provide information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized/unrecognized loss position at December 31, 2016 and June 30, 2016:

	December 31, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized/ Unrecognized Loss	Fair Value	Unrealized/ Unrecognized Loss	Fair Value	Unrealized/ Unrecognized Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$35,243	$(369)	$1,997	$(3)	$37,240	$(372)
Corporate and other debt securities	6,411	(76)	—	—	6,411	(76)
Mortgage-backed securities – residential	19,696	(325)	2,276	(16)	21,972	(341)
Mortgage-backed securities – commercial	2,153	(9)	—	—	2,153	(9)

Total	$63,503	$(779)	$4,273	$(19)	$67,776	$(798)

Held to maturity
U.S. Government and agency obligations	$85,041	$(977)	$1,992	$(8)	$87,033	$(985)
Corporate and other debt securities	1,003	(2)	—	—	1,003	(2)
Mortgage-backed securities – residential	64,177	(1,408)	277	—	64,454	(1,408)
Mortgage-backed securities – collateralized mortgage obligations	18,943	(290)	3,257	(92)	22,200	(382)
Mortgage-backed securities – commercial	22,269	(584)	—	—	22,269	(584)

Total	$191,433	$(3,261)	$5,526	$(100)	$196,959	$(3,361)

	June 30, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized/ Unrecognized Loss	Fair Value	Unrealized/ Unrecognized Loss	Fair Value	Unrealized/ Unrecognized Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$19,462	$(22)	$1,007	$(3)	$20,469	$(25)
Mortgage-backed securities – residential	11,912	(52)	676	(9)	12,588	(61)

Total	$31,374	$(74)	$1,683	$(12)	$33,057	$(86)

Held to maturity
U.S. Government and agency obligations	$22,000	$(44)	$7,993	$(7)	$29,993	$(51)
Mortgage-backed securities – residential	6,886	(19)	4,895	(26)	11,781	(45)
Mortgage-backed securities – collateralized mortgage obligation	4,420	(20)	1,333	(18)	5,753	(38)

Total	$33,306	$(83)	$14,221	$(51)	$47,527	$(134)

As of December 31, 2016, the Bank’s security portfolio consisted of $368.0 million in securities, of which 165 securities with a fair value of $264.7 million were in an unrealized/unrecognized loss position. The majority of unrealized/unrecognized losses are related to the Bank’s U.S. Government and agency obligations and mortgage-backed securities.

As of June 30, 2016, the Bank’s security portfolio consisted of $383.0 million in securities, of which 52 securities with a fair value of $80.6 million were in an unrealized/unrecognized loss position. The majority of unrealized/unrecognized losses are related to the Bank’s U.S. Government and agency obligations and mortgage-backed securities.

There were no securities for which the Bank believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of December 31, 2016. Management believes the unrealized/unrecognized losses are primarily a result of changing interest rates. The Bank has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized/unrecognized loss position prior to the recovery of its amortized cost basis. Therefore, the Bank did not consider any securities to be other-than-temporarily impaired as of December 31, 2016.

Note 4. Loans

Loans receivable are summarized as follows (in thousands):

	December 31, 2016	June 30, 2016
Mortgage loans:
Residential	$219,613	$226,073
Commercial	385,641	385,827
Construction	33,089	25,050
Net deferred loan origination costs	329	319

Total mortgages	638,672	637,269

Commercial and consumer loans:
Commercial loans	31,995	40,607
Other loans secured	44,732	49,993
Home equity lines of credit	40,140	41,180
Consumer and installment loans	14,999	16,476
Net deferred loan origination costs	771	853

Total commercial and consumer loans	132,637	149,109

Total loans receivable	771,309	786,378

Allowance for loan losses	(4,628)	(4,042)

Loans receivable, net	$766,681	$782,336

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended December 31, 2016 and 2015 (in thousands):

	For three months ended December 31, 2016
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$238	$—	$—	$—	$238
Commercial	2,121	909	—	1	3,031
Construction	302	34	—	—	336
Commercial loans	559	(458)	—	400	501
Other loans secured	361	(22)	—	—	339
Home equity lines of credit	70	—	—	—	70
Consumer and installment loans	414	97	(398)	—	113
Acquired:
Residential	—	—	—	—	—
Commercial loans	—	2	(2)	—	—
Consumer and installment loans	—	—	—	—	—

Total	$4,065	$562	$(400)	$401	$4,628

	For three months ended December 31, 2015
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$187	$216	$(202)	$—	$201
Commercial	1,889	35	—	—	1,924
Construction	104	43	—	—	147
Commercial loans	1,175	7	(5)	—	1,177
Other loans secured	409	(6)	—	—	403
Home equity lines of credit	65	82	(18)	—	129
Consumer and installment loans	123	47	(7)	—	163
Acquired:
Residential	—	—	—	—	—
Commercial loans	—	(5)	—	5	—
Consumer and installment loans	—	(63)	—	63	—

Total	$3,952	$356	$(232)	$68	$4,144

	For six months ended December 31, 2016
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$237	$(69)	$—	$70	$238
Commercial	2,149	863	—	19	3,031
Construction	269	67	—	—	336
Commercial loans	604	(676)	—	573	501
Other loans secured	397	168	(324)	98	339
Home equity lines of credit	73	(3)	—	—	70
Consumer and installment loans	313	198	(398)	—	113
Acquired:
Residential	—	38	(38)	—	—
Commercial loans	—	2	(2)	—	—
Consumer and installment loans	—	—	—	—	—

Total	$4,042	$588	$(762)	$760	$4,628

	For six months ended December 31, 2015
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$193	$210	$(202)	$—	$201
Commercial	1,766	158	—	—	1,924
Construction	100	(145)	—	192	147
Commercial loans	1,266	104	(193)	—	1,177
Other loans secured	416	(13)	—	—	403
Home equity lines of credit	69	78	(18)	—	129
Consumer and installment loans	111	73	(21)	—	163
Acquired:
Residential	—	—	—	—	—
Commercial loans	—	(5)	—	5	—
Consumer and installment loans	—	(63)	—	63	—

Total	$3,921	$397	$(434)	$260	$4,144

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest due to immateriality, by portfolio segment, and based on impairment method as of December 31, 2016 and June 30, 2016 (in thousands):

	December 31, 2016
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$3,712	$214,603	$1,298	$219,613	$—	$238	$—	$238
Commercial	5,419	378,421	1,801	385,641	774	2,257	—	3,031
Construction	131	32,958	—	33,089	84	252	—	336
Commercial loans	90	31,905	—	31,995	—	501	—	501
Other loans secured	5,461	39,271	—	44,732	—	339	—	339
Home equity lines of credit	551	39,411	178	40,140	—	70	—	70
Consumer and installment loans	—	14,935	64	14,999	—	113	—	113

	$15,364	$751,504	$3,341	$770,209	$858	$3,770	$—	$4,628

	June 30, 2016
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$5,483	$219,310	$1,280	$226,073	$—	$237	$—	$237
Commercial	9,277	374,772	1,778	385,827	—	2,149	—	2,149
Construction	144	24,906	—	25,050	83	186	—	269
Commercial loans	2,494	38,113	—	40,607	—	604	—	604
Other loans secured	6,465	43,528	—	49,993	2	395	—	397
Home equity lines of credit	417	40,583	180	41,180	—	73	—	73
Consumer and installment loans	585	15,807	84	16,476	175	138	—	313

	$24,865	$757,019	$3,322	$785,206	$260	$3,782	$—	$4,042

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by class of loans as of December 31, 2016 and June 30, 2016 (in thousands):

	December 31, 2016			Three months ended December 31, 2016		Six months ended December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$3,832	$3,712	$—	$3,725	$3	$3,753	$6
Commercial	2,740	2,295	—	2,303	31	2,311	63
Commercial loans	90	90	—	91	1	92	2
Other loans secured	9,892	5,461	—	5,489	66	5,513	134
Home equity lines of credit	552	551	—	551	—	551	(2)

With an allowance recorded:
Commercial	3,177	3,124	774	3,132	25	3,141	52
Construction	1,323	131	84	131	—	131	—

Total	$21,606	$15,364	$858	$15,422	$126	$15,492	$255

	June 30, 2016			Three months ended December 31, 2015		Six months ended December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$5,683	$5,483	$—	$5,721	$(2)	$5,763	$17
Commercial	9,947	9,277	—	9,353	87	9,026	239
Construction	12	12	—	33	—	41	—
Commercial loans	5,250	2,494	—	4,075	1	4,630	2
Other loans secured	7,762	6,408	—	6,667	68	6,724	143
Home equity lines of credit	445	417	—	430	—	430	—
Consumer and installment loans	314	236	—	235	—	269	—

With an allowance recorded:
Construction	1,324	132	83	132	—	132	—
Other loans secured	57	57	2	32	—	18	—
Consumer and installment	353	349	175	367	5	317	10

Total	$31,147	$24,865	$260	$27,045	$159	$27,350	$411

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2016 and June 30, 2016 (in thousands):

	Nonaccrual		Loans Past Due Over 90 Days and Still Accruing
	December 31, 2016	June 30, 2016	December 31, 2016	June 30, 2016
Originated:
Residential	$2,414	$4,717	$—	$—
Commercial	314	300	—	—
Construction	131	144	—	—
Commercial loans	—	1,615	—	—
Other loans secured	2,560	3,433	—	—
Home equity lines of credit	244	405	—	—
Consumer and installment loans	3	584	7	4

Acquired:
Residential	1,065	1,164	—	—
Home equity lines of credit	296	197	—	—

Total	$7,027	$12,559	$7	$4

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $3.3 million as of December 31, 2016 and June 30, 2016. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2016 and June 30, 2016 (in thousands):

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Originated:
Residential	$1,084	$—	$1,383	$2,467	$150,598	$153,065
Commercial	579	—	314	893	296,721	297,614
Construction	—	—	131	131	32,642	32,773
Commercial loans	—	—	—	—	31,045	31,045
Other loans secured	—	—	81	81	41,926	42,007
Home equity lines of credit	503	—	45	548	33,419	33,967
Consumer and installment loans	19	—	10	29	14,606	14,635

Total originated	2,185	—	1,964	4,149	600,957	605,106

Acquired:
Residential	1,321	467	935	2,723	63,825	66,548
Commercial	909	939	507	2,355	85,672	88,027
Construction	—	—	—	—	316	316
Commercial loans	851	—	—	851	99	950
Other loans secured	—	—	—	—	2,725	2,725
Home equity lines of credit	52	—	296	348	5,825	6,173
Consumer and installment loans	—	—	—	—	364	364

Total acquired	3,133	1,406	1,738	6,277	158,826	165,103

Total	$5,318	$1,406	$3,702	$10,426	$759,783	$770,209

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Originated:
Residential	$430	$573	$2,232	$3,235	$150,010	$153,245
Commercial	—	—	300	300	291,044	291,344
Construction	—	—	144	144	24,590	24,734
Commercial loans	—	760	1,615	2,375	35,621	37,996
Other loans secured	—	—	100	100	47,175	47,275
Home equity lines of credit	—	—	113	113	34,340	34,453
Consumer and installment loans	5	—	589	594	15,280	15,874

Total originated	435	1,333	5,093	6,861	598,060	604,921

Acquired:
Residential	732	—	1,073	1,805	71,023	72,828
Commercial	—	—	520	520	93,963	94,483
Construction	—	—	—	—	316	316
Commercial loans	—	—	—	—	2,611	2,611
Other loans secured	—	—	—	—	2,718	2,718
Home equity lines of credit	296	—	197	493	6,234	6,727
Consumer and installment loans	—	—	—	—	602	602

Total acquired	1,028	—	1,790	2,818	177,467	180,285

Total	$1,463	$1,333	$6,883	$9,679	$775,527	$785,206

Troubled Debt Restructurings

The terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

As of December 31, 2016 and June 30, 2016, the Bank had 21 and 26 loans classified as troubled debt restructurings totaling $12.9 million and $18.6 million, respectively, of which $8.5 million and $13.3 million are performing in accordance with their modified terms. The Bank has allocated $774,000 and $2,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2016 and June 30, 2016, and has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The Bank did not modify any loans as troubled debt restructurings during the three or six months ended December 31, 2016.

There were no troubled debt restructurings for which there was a payment default in the three or six months ended December 31, 2016 or 2015 that were modified in the twelve months prior to default.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

Certain loans may have been modified during the periods presented which did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment, ranging from thirty days to six months, which was considered to be insignificant.

Credit Quality Indicators

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a monthly basis. The Bank utilized the same grading process for acquired loans as it does for originated loans. The Bank uses the following definitions for risk ratings:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$150,225	$—	$2,840	$—	$153,065
Commercial	291,044	1,982	4,588	—	297,614
Construction	32,642	—	131	—	32,773
Commercial loans	27,322	1,327	2,396	—	31,045
Other loans secured	35,458	—	6,549	—	42,007
Home equity lines of credit	33,723	—	244	—	33,967
Consumer and installment loans	14,521	—	114	—	14,635

Total originated	584,935	3,309	16,862	—	605,106

Acquired:
Residential	63,968	—	2,580	—	66,548
Commercial	86,226	—	1,801	—	88,027
Construction	316	—	—	—	316
Commercial loans	950	—	—	—	950
Other loans secured	2,725	—	—	—	2,725
Home equity lines of credit	5,700	—	473	—	6,173
Consumer and installment loans	364	—	—	—	364

Total acquired	160,249	—	4,854	—	165,103

Total	$745,184	$3,309	$21,716	$—	$770,209

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$147,944	$181	$5,120	$—	$153,245
Commercial	278,491	2,101	10,752	—	291,344
Construction	24,590	—	144	—	24,734
Commercial loans	30,916	2,004	5,076	—	37,996
Other loans secured	38,382	109	8,784	—	47,275
Home equity lines of credit	34,047	—	406	—	34,453
Consumer and installment loans	15,069	24	432	349	15,874

Total originated	569,439	4,419	30,714	349	604,921

Acquired:
Residential	70,629	—	2,199	—	72,828
Commercial	91,380	949	2,154	—	94,483
Construction	316	—	—	—	316
Commercial loans	2,611	—	—	—	2,611
Other loans secured	2,718	—	—	—	2,718
Home equity lines of credit	6,529	—	198	—	6,727
Consumer and installment loans	602	—	—	—	602

Total acquired	174,785	949	4,551	—	180,285

Total	$744,224	$5,368	$35,265	$349	$785,206

Purchased Credit Impaired Loans

The Bank has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of December 31, 2016 and June 30, 2016 is as follows (in thousands):

	December 31, 2016	June 30, 2016
Residential	$1,298	$1,280
Commercial	1,801	1,778
Home equity lines of credit	178	180
Consumer and installment loans	64	84

Carrying amount, net of allowance of $0	$3,341	$3,322

For those purchased credit impaired loans disclosed in the preceding table, the Bank did not increase or reverse the allowance for loan losses during any period presented.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands) for the three and six months ended December 31, 2016:

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Beginning balance	$532	$657	$578	$713
New loans acquired	—	—	—	—
Accretion income	(46)	(46)	(92)	(102)
Reclassification from non-accretable difference	—	—	—	—
Disposals	—	(82)	—	(82)

Ending balance	$486	$529	$486	$529

Note 5. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands) for the three and six months ended December 31, 2016:

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at October 1, 2016	$624	$(7,683)	$(810)	$(7,869)
Other comprehensive income (loss) before reclassifications	(1,262)	—	—	(1,262)
Amortization of prior service cost and actuarial losses(1)	—	577	47	624
Less tax effect	(429)	196	16	(217)

Net other comprehensive income (loss)	(833)	381	31	(421)

Balance at December 31, 2016	$(209)	$(7,302)	$(779)	$(8,290)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at October 1, 2015	$514	$(4,311)	$(734)	$(4,531)
Other comprehensive income (loss) before reclassifications	(512)	—	—	(512)
Amortization of prior service cost and actuarial losses(1)	—	—	—	—
Less tax effect	(205)	—	—	(205)

Net other comprehensive income (loss)	(307)	—	—	(307)

Balance at December 31, 2015	$207	$(4,311)	$(734)	$(4,838)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2016	$523	$(7,683)	$(810)	$(7,970)
Other comprehensive income (loss) before reclassifications	(1,109)	—	—	(1,109)
Amortization of prior service cost and actuarial losses(1)	—	577	47	624
Less tax effect	(377)	196	16	(165)

Net other comprehensive income (loss)	(732)	381	31	(320)

Balance at December 31, 2016	$(209)	$(7,302)	$(779)	$(8,290)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2015	$323	$(4,311)	$(734)	$(4,722)
Other comprehensive income (loss) before reclassifications	(194)	—	—	(194)
Amortization of prior service cost and actuarial losses(1)	—	—	—	—
Less tax effect	(78)	—	—	(78)

Net other comprehensive income (loss)	(116)	—	—	(116)

Balance at December 31, 2015	$207	$(4,311)	$(734)	$(4,838)

(1)	Amortization of prior service cost and actuarial losses are included on the Statement of Operations as a component of salaries and benefits expense.

Note 6. Post-Retirement Benefits

Employee Pension Plan: The Bank maintains a non-contributory defined benefit pension plan that covers employees meeting specific requirements as to age and length of service. The Bank’s contributions to this qualified plan are determined on the basis of (i) the maximum amount that can be deducted for federal income tax purposes, and (ii) the amount determined by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974 (ERISA). Contributions are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

Amendments to Employee Pension Plan: On February 15, 2017, the Board of Trustees approved the freezing and termination of the pension plan effective May 1, 2017.

Supplemental Retirement Plans: The Bank also maintains unfunded and non-qualified supplemental retirement plans (“SERP”) to provide pension benefits in addition to those provided under the qualified pension plan.

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three and six months ended December 31, 2016 and 2015 (in thousands):

	Three months ended December 31, 2016		Three months ended December 31, 2015
	Defined benefit plan	Supplemental retirement plan	Defined benefit plan	Supplemental retirement plan
Service cost	$184	$81	$156	$85
Interest cost	253	29	272	31
Expected return on plan assets	(464)	—	(449)	—
Amortization of prior net loss	361	23	214	21
Amortization of prior service cost	(72)	—	(72)	—
New past service liability	—	—	—	—

Net periodic cost	$262	$133	$121	$137

	Six months ended December 31, 2016		Six months ended December 31, 2015
	Defined benefit plan	Supplemental retirement plan	Defined benefit plan	Supplemental retirement plan
Service cost	$369	$161	$313	$161
Interest cost	507	58	544	62
Expected return on plan assets	(962)	—	(898)	—
Amortization of prior net loss	721	47	427	42
Amortization of prior service cost	(144)	—	(144)	—
New past service liability	—	—	—	—

Net periodic cost	$491	$266	$242	$265

The Bank contributed $3.0 million to the defined benefit plan during the six months ended December 31, 2016 and expects to make no additional contributions to the plan year ended June 30, 2017.

Note 7. Fair Value of Financial Instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as general classification of such instruments pursuant to the valuation hierarchy, is set forth below. While management believes the Bank’s valuation methodologies are appropriate and consistent with other financial institutions, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Investment Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs), or a broker’s opinion of value (Level 3 inputs).

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. Appraisals are generally obtained annually and may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Management performs a review of all appraisals, including any such adjustments.

Foreclosed Real Estate: Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower cost or fair value, less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once received, a member of the Credit Department, as well as a third-party specialist, where deemed appropriate, reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Once appraisals are considered appropriate, management discounts the appraised value for estimated selling costs, such as legal, broker, and property maintenance and insurance costs. The most recent analysis performed indicated discount rates ranging between 10% and 20% should be applied to properties with appraisals performed.

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2016:
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$—	$50,340	$—	$50,340
Corporate and other debt securities	—	8,439	—	8,439

Mortgage-backed securities – residential	—	36,535	—	36,535
Equity securities	—	49	—	49

Total assets at fair value	$—	$95,363	$—	$95,363

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$—	$—	$495	$495
Commercial mortgages	—	—	2,350	2,350
Construction	—	—	47	47
Foreclosed real estate	—	—	720	720

Total assets at fair value	$—	$—	$3,612	$3,612

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2016:
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$—	$66,132	$—	$66,132
Corporate and other debt securities	—	8,646	—	8,646
Mortgage-backed securities – residential	—	37,524	—	37,524
Equity securities	—	49	—	49

Total assets at fair value	$—	$112,351	$—	$112,351

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$—	$—	$913	$913
Construction	—	—	49	49
Commercial loans	—	—	54	54
Consumer and installment loans	—	—	175	175
Foreclosed real estate	—	—	905	905

Total assets at fair value	$—	$—	$2,096	$2,096

Impaired loans in the table above had a carrying amount of $3.7 million, a remaining valuation allowance of $858,000 at December 31, 2016, incurred $38,000 of net charge-offs during the six months ended December 31, 2016, and resulted in an additional provision for loan losses of $814,000. Impaired loans in the table above had a carrying amount of $1.5 million, a remaining valuation allowance of $259,000 at June 30, 2016, and incurred no net charge-offs during the year ended June 30, 2016, which resulted in an additional provision for loan losses of $175,000 for the year.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at December 31 and June 30, 2016 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range or Rate Used
December 31, 2016:
Impaired loans - residential mortgages	$495	Sales comparison	Adjustments for differences in sales comparables	-9.0% to 7.8%
Impaired loans - commercial mortgages	2,350	Discounted cash flow	Discount rate	5.0%
Impaired loans - construction	47	Discounted cash flow	Discount rate	1.0%
Foreclosed real estate	720	Sales comparison	Adjustments for differences in sales comparables	-8.5% to - 6.1%
June 30, 2016:
Impaired loans - residential mortgages	$913	Sales comparison	Adjustments for differences in sales comparables	-2.0% to 13.3%
Impaired loans - construction	49	Discounted cash flow	Discount rate	1.0%
Impaired loans - other loans secured	54	Discounted cash flow	Discount rate	4.5%
Impaired loans - consumer and installment loans	175	Discounted cash flow	Discount rate	4.3%
Foreclosed real estate	905	Sales comparison	Adjustments for differences in sales comparables	-14.3% to 7.5%

The following is a summary of the carrying amounts and estimated fair values of the Bank’s financial assets and liabilities (in thousands) (none of which are held for trading purposes):

	Carrying Amount	Fair Value Measurements
		Level 1	Level 2	Level 3	Total
December 31, 2016:
Financial assets:
Cash and cash equivalents	$48,327	$48,327	$—	$—	$48,327
Investment securities held to maturity	272,591	—	269,381	277	269,658
Investment securities available for sale	95,363	—	95,363	—	95,363
Loans receivable, net	766,681	—	—	775,168	775,168
Accrued interest receivable	3,296	—	898	2,398	3,296
Federal Home Loan Bank stock	1,324	N/A	N/A	N/A	N/A

Financial liabilities:
Demand, NOW, money market deposits and savings accounts	$793,616	$793,616	$—	$—	$793,616
Time certificate deposits	314,104	—	317,395	—	317,395
Mortgage escrow funds	6,737	6,737	—	—	6,737
FHLB advances	4,022	—	3,924	—	3,924

June 30, 2016:
Financial assets:
Cash and cash equivalents	$41,578	$41,578	$—	$—	$41,578
Investment securities held to maturity	270,679	—	273,032	285	273,317
Investment securities available for sale	112,351	—	112,351	—	112,351
Loans receivable, net	782,336	—	—	799,242	799,242
Accrued interest receivable	3,361	—	958	2,403	3,361
Federal Home Loan Bank stock	2,047	N/A	N/A	N/A	N/A

Financial liabilities:
Demand, NOW, money market deposits and savings accounts	$781,638	$781,638	$—	$—	$781,638
Time certificate deposits	331,057	—	334,290	—	334,290
Mortgage escrow funds	7,023	7,023	—	—	7,023
FHLB advances	20,081	—	20,171	—	20,171

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Loans Receivable, Net: For valuation purposes, the loan portfolio was segregated into its significant categories such as one-to-four family residential mortgage loans, other mortgage loans, consumer loans and commercial loans. These categories were further analyzed, where appropriate, into components based on significant financial characteristics such as type of interest rate (adjustable or fixed). For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans are considered Level 3.

FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Accrued Interest Receivable/Payable: The carrying amount of accrued interest approximates fair value.

Deposits: The fair values disclosed for demand deposits (e.g., non-interest bearing demand, NOW, money market, savings deposits and escrow accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) and are considered Level 1. Fair values for time certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

FHLB Advances: Fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to the Bank’s current advances maturities schedule, resulting in a Level 2 classification.

Note 8. Regulatory Capital

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2016 and June 30, 2016, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands):

			FDIC Required Ratios
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Leverage (Tier 1)	$114,564	9.3%	$49,372	4.0%	$61,715	5.0%
Risk-based:
Common Tier 1	114,564	14.0	36,761	4.5	53,100	6.5
Tier 1	114,564	14.0	49,015	6.0	65,354	8.0
Total	119,192	14.6	65,354	8.0	81,692	10.0

June 30, 2016
Leverage (Tier 1)	$110,888	8.9%	$49,748	4.0%	$62,185	5.0%
Risk-based:
Common Tier 1	110,888	13.5	37,036	4.5	53,497	6.5
Tier 1	110,888	13.5	49,382	6.0	65,842	8.0
Total	114,930	14.0	65,842	8.0	82,303	10.0

In addition to the ratios above, the Basel III Capital Rules established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

Management believes that as of December 31, 2016 and June 30, 2016, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer of 0.625%. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Note 9. Plan of Conversion

On December 7, 2016, the Board of Trustees of the Bank adopted a plan of conversion (“Plan”). The Plan is subject to, and has received, the approval of the FDIC, New York State Department of Financial Services, and the Board of Governors of the Federal Reserve System, and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting depositors of the Bank at a special meeting. The Plan sets forth that the Bank proposes to convert into a stock savings bank structure with the establishment of a bank holding company, PCSB Financial Corporation (the “Company”), as parent of the Bank. The Bank will convert to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. Pursuant to the Plan, the Bank has determined the total offering value and number of shares of common stock based upon a valuation by an independent appraiser. The stock will be priced at $10.00 per share. The Bank’s Board of Trustees will adopt an employee stock ownership plan (ESOP) which will purchase 8% of the common stock sold in the offering. The Company is being organized as a corporation incorporated under the laws of the State of Maryland and will own all of the outstanding common stock of the Bank upon completion of the conversion.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. The Bank had $528,000 of deferred conversion costs as of December 31, 2016 and $0 as of June 30, 2016. The transaction is subject to approval by regulatory authorities and depositors of the Bank. At the completion of the conversion to stock form, the Bank will establish a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Bank after conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at December 31, 2016 and for the three and six months ended December 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of PCSB Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to continue to implement our business strategies;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Additional factors that may affect our results are discussed in the Prospectus under the heading “Risk Factors.”

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses. The allowance for loan losses is established as probable incurred losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Income Taxes. We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

Goodwill. Goodwill resulting from business combination transactions is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. We recognized goodwill in connection with our acquisition of CMS Bancorp, Inc. and CMS Bank.

Comparison of Financial Condition at December 31, 2016 and June 30, 2016

Total Assets. Total assets decreased $21.2 million, or 1.7%, to $1.2 billion at December 31, 2016 from $1.3 billion at June 30, 2016. The decrease is primarily the result of decreases of $15.7 million in net loans and $15.1 million in securities, partially offset by an increase of $6.7 million in cash and equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $6.7 million, or 16.2%, to $48.3 million at December 31, 2016 from $41.6 million at June 30, 2016. The increase is due primarily to $13.7 million of net repayments of loans and a $14.4 million decrease in securities, partially offset by a $5.0 million decrease in deposits and $16.1 million in maturing Federal Home Loan Bank advances.

Securities Held-to-Maturity. Total securities held to maturity increased $1.9 million, or 0.7%, to $272.6 million at December 31, 2016 from $270.7 million at June 30, 2016. This increase was primarily caused by $7.4 million of net purchases of mortgage and asset-backed securities and $1.0 million of net purchases of municipal securities, partially offset by $6.5 million of net maturities and calls of U.S. government and agency obligations.

Securities Available for Sale. Total securities available for sale decreased $17.0 million, or 15.1%, to $95.4 million at December 31, 2016 from $112.4 million at June 30, 2016. This decline was primarily due to $15.6 million of net maturities and calls of U.S. government and agency obligations.

Net Loans. Net loans decreased $15.7 million, or 2.0%, to $766.7 million at December 31, 2016 from $782.3 million at June 30, 2016. The decrease is primarily due to net repayments of $13.9 million, or 15.3%, in commercial loans, $6.5 million, or 2.9%, in residential mortgages, $1.5 million, or 9.0%, in other loans and $1.0 million, or 2.5%, in home equity lines of credit, partially offset by net originations of $8.0 million, or 32.1%, in construction loans.

Deposits. Total deposits decreased $5.0 million, or 0.4%, to $1.1 billion at December 31, 2016 from $1.1 billion at June 30, 2016. This decrease primarily reflects a $17.0 million decrease in certificates of deposit, partially offset by an $8.4 million increase in demand accounts and a $3.9 million increase in savings accounts. The $12.3 million increase in demand and savings accounts reflects our strategy of raising low cost core deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $16.1 million, or 80.0%, to $4.0 million at December 31, 2016 from $20.1 million at June 30, 2016. The decrease was due to the maturity of advances used to fund a leveraging strategy initiated two years ago, which is completed as of December 31, 2016.

Total Equity. Total equity increased $2.8 million, or 2.6%, to $112.7 million at December 31, 2016 from $109.9 million at June 30, 2016 as a result of net income of $3.1 million, partially offset by an increase in accumulated other comprehensive loss of $320,000.

Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015

General. Net income increased $945,000, or 130.3%, to $1.7 million for the three months ended December 31, 2016 compared to $727,000 for the three months ended December 31, 2015. The increase was primarily due to a $156,000 increase in net interest income and a $1.8 million increase in non-interest income, partially offset by a $314,000 increase in non-interest expense, a $205,000 increase in the provision for loan losses and a $480,000 increase in income tax expense.

Net Interest Income. Net interest income increased $156,000, or 1.9%, to $8.5 million for the three months ended December 31, 2016 compared to $8.4 million for the three months ended December 31, 2015. The increase primarily reflects a one basis point increase in the net interest margin to 2.89% from 2.88% for the three months ended December 31, 2016, partially offset by a $6.9 million decrease in net interest-earning assets as growth in interest-bearing liabilities outpaced growth in interest-earning assets.

Interest and Dividend Income. Interest and dividend income increased $292,000, or 3.1%, to $9.9 million at December 31, 2016 compared to $9.6 million at December 31, 2015. The increase primarily reflects a $20.2 million increase in the average balance on interest-earning assets and a four basis point increase in the average yield to 3.33% from 3.29% for the three months ended December 31, 2015 primarily due to an increase in the average balance of higher yielding loans.

Interest income on loans increased $196,000 primarily due to a $24.9 million increase in the average balance to $762.5 million for the three months ended December 31, 2016 from $737.6 million for the three months ended December 31, 2015, partially offset by a four basis point decrease in the average yield on loans to 4.32% from 4.36% for the same period last year.

Interest income on other interest-earning assets increased $16,000 primarily due to a 17 basis point increase in the average yield on other interest-earning assets to 0.58% for the three months ended December 31, 2016 from 0.41% for the three months ended December 31, 2015 primarily due to an increase in market interest rates, partially offset by an $8.5 million decrease in the average balance on other interest-earning assets.

Interest income on securities increased $80,000 primarily due to a $3.9 million increase in the average balance of securities to $363.0 million for the three months ended December 31, 2016 from $359.1 million for the three months ended December 31, 2015 and an eight basis point increase in the average yield on securities to 1.69% for the current-year period primarily due to an increase in market interest rates.

Interest Expense. Interest expense increased $136,000, or 11.5%, to $1.3 million for the three months ended December 31, 2016 compared to $1.2 million for the three months ended December 31, 2015. The increase primarily reflects a $27.2 million increase in the average balance on interest-bearing liabilities and a four basis point increase in the average cost to 0.53% from 0.49% for the three months ended December 31, 2015, due to growth in medium-term and long-term time certificates of deposit.

Interest expense on interest-bearing deposits increased $150,000 primarily due to a $45.1 million increase in the average balance to $983.1 million for the three months ended December 31, 2016 from $938.0 million for the three months ended December 31, 2015 and a four basis point increase in the average rate paid on interest-bearing deposits to 0.52% from 0.48% for the three months ended December 31, 2015, due to growth in medium-term and long-term certificates of deposit.

Interest expense on Federal Home Loan Bank advances decreased $14,000 primarily due to a $17.8 million decrease in the average balance to $6.4 million for the three months ended December 31, 2016 from $24.2 million for the three months ended December 31, 2015, due to the maturities of advances, partially offset by a 124 basis point increase in the average cost to l.96% for the three months ended December 31, 2016 from 0.73% for the same period last year primarily due to maturities of short-term lower cost advances.

Provision for Loan Losses. We recorded a provision for loan losses of $562,000 for the three months ended December 31, 2016, primarily as a result of a net increase in specific reserves on impaired loans. We recorded provision for loan losses of $356,000 for the three months ended December 31, 2015 primarily reflecting charge-offs on residential loans, as well as growth in the overall loan portfolio.

Non-Interest Income. Non-interest income increased $1.8 million to $2.3 million for the three months ended December 31, 2016 compared to $470,000 for the three months ended December 31, 2015. The increase was caused primarily by the receipt of $1.6 million in settlement of a loan charged-off by CMS Bank prior to the 2015 merger.

Non-Interest Expense. Non-interest expense increased $314,000, or 4.2%, to $7.8 million for the three months ended December 31, 2016 compared to $7.5 million for the three months ended December 31, 2015, due primarily to a $656,000 increase in occupancy expense, relating primarily to a non-recurring impairment charge on an operating lease of $521,000, and a $292,000 increase in salaries and benefits due to higher post-retirement benefits expense and increased headcount, offset by a $634,000 decrease in other non-interest expenses, primarily professional fees, FDIC assessment, among other decreases.

Income Tax Expense. Income tax expense increased $480,000, or 172.7%, to $758,000 for the three months ended December 31, 2016 from $278,000 for the three months ended December 31, 2015. The increase was caused primarily by a $1.4 million, or 141.8%, increase in pre-tax income. The effective tax rate was 31.2% and 27.7% for the three months ended December 31, 2016 and 2015, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 2016 and 2015

General. Net income increased $1.1 million, or 57.7%, to $3.1 million for the six months ended December 31, 2016 compared to $2.0 million for the six months ended December 31, 2015. The increase was primarily due to a $447,000 increase in net interest income and a $1.9 million increase in non-interest income, partially offset by a $465,000 increase in non-interest expense, a $559,000 increase in income tax expense and a $191,000 increase in the provision for loan losses.

Net Interest Income. Net interest income increased $447,000, or 2.7%, to $17.3 million for the six months ended December 31, 2016 from $16.9 million for the six months ended December 31, 2015. The increase primarily reflects a $738,000 increase in interest and dividend income, partially offset by a $291,000 increase in interest expense.

Interest and Dividend Income. Interest and dividend income increased $738,000, or 3.8%, to $20.0 million for the six months ended December 31, 2016 from $19.2 million for the six months ended December 31, 2015. The increase primarily reflects a $31.3 million increase in the average balance on interest-earning assets and a four basis point increase in the average yield to 3.33% from 3.29% for the six months ended December 31, 2015 primarily due to an increase in the average balance of higher yielding loans.

Interest income on loans increased $563,000 primarily due to a $34.1 million increase in the average balance to $769.3 million for the six months ended December 31, 2016 from $735.2 million for the six months ended December 31, 2015, partially offset by a five basis point decrease in the average yield on loans to 4.35% from 4.40% for the same period last year.

Interest income on other interest-earning assets increased $62,000 primarily due to a 24 basis point increase in the average yield on other interest-earning assets to 0.62% for the six months ended December 31, 2016 from 0.38% for the six months ended December 31, 2015 primarily due to an increase in market interest rates, partially offset by a $5.1 million decrease in the average balance on other interest-earning assets.

Interest income on securities increased $113,000 primarily due to a $2.3 million increase in the average balance of securities to $368.9 million for the six months ended December 31, 2016 from $366.6 million for the six months ended December 31, 2015 and a five basis point increase in the average yield on securities to l.63% for the current year period primarily due to an increase in market interest rates.

Interest Expense. Interest expense increased $291,000, or 12.3%, to $2.7 million for the six months ended December 31, 2016 from $2.4 million for the six months ended December 31, 2015. The increase primarily reflects a $32.7 million increase in the average balance on interest-bearing liabilities and a five basis point increase in the average cost to 0.53% from 0.48% for the six months ended December 31, 2015, due to growth in medium-term and long-term certificates of deposit.

Interest expense on interest-bearing deposits increased $303,000 primarily due to a $48.2 million increase in the average balance to $989.8 million for the six months ended December 31, 2016 from $941.6 million for the six months ended December 31, 2015 and a four basis point increase in the average rate paid on interest-bearing deposits to 0.52% from 0.48% for the six months ended December 31, 2015, due to growth in medium-term and long-term certificates of deposit.

Interest expense on Federal Home Loan Bank advances decreased $12,000 primarily due to a $15.5 million decrease in the average balance to $10.9 million for the six months ended December 31, 2016 from $26.4 million for the six months ended December 31, 2015, due to the maturities of advances, partially offset by a 78 basis point increase in the average cost to 1.48% for the six months ended December 31, 2016 from 0.70% for the same period last year primarily due to the maturities of lower cost advances.

Provision for Loan Losses. We recorded a provision for loan losses of $588,000 and $397,000 for the six months ended December 31, 2016 and 2015, respectively. The increase was caused primarily by a net increase in specific reserves on impaired loans in the current year period.

Non-Interest Income. Non-interest income increased $1.9 million to $2.8 million for the six months ended December 31, 2016 compared to $898,000 for the six months ended December 31, 2015. The increase was caused primarily by the receipt of $1.6 million in settlement on a loan charged-off by CMS Bank before the 2015 merger.

Non-Interest Expense. Non-interest expense increased $465,000, or 3.2%, to $15.0 million for the six months ended December 31, 2016 compared to $14.5 million for the six months ended December 31, 2015, due primarily to a $852,000 increase in occupancy expense, relating primarily to a non-recurring impairment charge on an operating lease of $521,000, and a $425,000 increase in salaries and benefits due to higher post-retirement benefits expense and increased headcount, offset by a $812,000 decrease in other non-interest expenses, primarily professional fees, merger and acquisition related expenses, FDIC assessment, among other decreases.

Income Tax Expense. Income tax expense increased $559,000, or 66.1%, to $1.4 million for the six months ended December 31, 2016 from $846,000 for the six months ended December 31, 2015. The increase was caused primarily by a $1.7 million, or 60.2%, increase in pre-tax income. The effective tax rate was 31.0% and 29.9% for the six months ended December 31, 2016 and 2015, respectively.

Net Interest Income

Average Balance Sheet and Interest Rates. The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material.

	Three months ended December 31,
	2016			2015
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(in thousands)
Assets:
Loans	$762,538	$8,238	4.32%	$737,622	$8,042	4.36%
Investment securities	362,954	1,530	1.69	359,124	1,450	1.61
Other interest-earning assets	56,045	82	0.58	64,545	66	0.41

Total interest-earning assets	1,181,537	9,850	3.33	1,161,291	9,558	3.29

Non-interest-earning assets	58,604			41,175

Total assets	$1,240,141			$1,202,466

Liabilities and equity:
NOW accounts	$105,647	$44	0.16	$85,768	$34	0.16
Money market accounts	31,874	21	0.26	33,067	23	0.27
Savings accounts	527,779	327	0.25	508,168	392	0.31
Certificates of deposit	317,757	900	1.12	311,041	693	0.88

Total interest-bearing deposits	983,057	1,292	0.52	938,044	1,142	0.48
Federal Home Loan Bank advances	6,354	31	1.96	24,194	45	0.73

Total interest-bearing liabilities	989,411	1,323	0.53	962,238	1,187	0.49

Non-interest-bearing deposits	123,135			116,852
Other non-interest-bearing liabilities	15,101			10,920

Total liabilities	1,127,647			1,090,010
Total equity	112,494			112,456

Total liabilities and equity	$1,240,141			$1,206,466

Net interest income		$8,527			$8,371

Interest rate spread (1)			2.80			2.80
Net interest margin (2)			2.89			2.88
Average interest-earning assets to interest-bearing liabilities	119.42%			120.69%

	Six months ended December 31,
	2016			2015
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(in thousands)
Assets:
Loans	$769,340	$16,763	4.35%	$735,220	$16,200	4.40%
Investment securities	368,855	3,010	1.63	366,586	2,897	1.58
Other interest-earning assets	59,800	186	0.62	64,875	124	0.38

Total interest-earning assets	1,197,955	19,959	3.33	1,166,681	19,221	3.29

Non-interest-earning assets	56,929			40,268

Total assets	$1,254,924			$1,206,949

Liabilities and equity:
NOW accounts	$107,803	$88	0.16	$84,967	$68	0.16
Money market accounts	31,642	42	0.26	33,606	46	0.27
Savings accounts	528,580	654	0.25	510,659	790	0.31
Certificates of deposit	321,775	1,792	1.10	312,390	1,369	0.87

Total interest-bearing deposits	989,800	2,576	0.52	941,622	2,273	0.48
Federal Home Loan Bank advances	10,914	81	1.48	26,437	93	0.70

Total interest-bearing liabilities	1,000,714	2,657	0.53	968,059	2,366	0.48

Non-interest-bearing deposits	126,951			117,214
Other non-interest-bearing liabilities	15,394			9,587

Total liabilities	1,143,059			1,094,860
Total equity	111,865			112,089

Total liabilities and equity	$1,254,924			$1,206,949

Net interest income		$17,302			$16,855

Interest rate spread (1)			2.80			2.81
Net interest margin (2)			2.89			2.89
Average interest-earning assets to interest-bearing liabilities	119.71%			120.52%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following tables set forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three months ended December 31, 2016 versus 2015
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans	$(135)	$331	$196
Investment securities	33	47	80
Other interest-earning assets	27	(11)	16

Total interest income	(75)	367	292

Interest expense:
NOW accounts	1	9	10
Money market accounts	(1)	(1)	(2)
Savings accounts	(82)	17	(65)
Certificates of deposit	192	15	207
Federal Home Loan Bank advances	36	(50)	(14)

Total interest expense	146	(10)	136

Increase (decrease) in net interest income	$(221)	$377	$156

	Six months ended December 31, 2016 versus 2015
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans	$(308)	$871	$563
Investment securities	24	89	113
Other interest-earning assets	74	(12)	62

Total interest income	(210)	948	738

Interest expense:
NOW accounts	1	19	20
Money market accounts	(1)	(3)	(4)
Savings accounts	(163)	27	(136)
Certificates of deposit	381	42	423
Federal Home Loan Bank advances	64	(76)	(12)

Total interest expense	282	9	291

Increase (decrease) in net interest income	$(492)	$939	$447

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans and investment securities, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, we have established a management-level Asset/Liability Management Committee, which takes initial responsibility for developing an asset/liability management process and related procedures, establishing and monitoring reporting systems and developing asset/liability strategies. On at least a quarterly basis, the Asset/Liability Management Committee reviews asset/liability management with the Investment Asset/Liability Committee that has been established by the Board of Trustees. This committee also reviews any changes in strategies as well as the performance of any specific asset/liability management actions that have been implemented previously. On a quarterly basis, an outside consulting firm provides us with detailed information and analysis as to asset/liability management, including our interest rate risk profile. Ultimate responsibility for effective asset/liability management rests with our Board of Trustees.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates; promoting core deposit products; and adjusting the interest rates and maturities of funding sources, as necessary. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

Economic Value of Equity Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be at a specific date. We then calculate what the EVE would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100 basis points from current market rates.

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at December 31, 2016. All estimated changes presented in the table are within our Board-approved policy limits.

	Economic Value of Equity (EVE)			EVE as a Percent of Portfolio Value of Assets
Basis Point Change in Interest Rates	(dollars in thousands)
	Dollar Amount	Dollar Change	Percent Change	EVE Ratio	Change (in bps)
200	140,749	(22,054)	(13.6)	11.89	(116)
100	154,763	(8,039)	(4.9)	12.72	(32)
—	162,803	—	0.0	13.05	—
(100)	169,349	6,546	4.0	13.27	22

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $48.3 million. Securities classified as available for sale, which provide an additional source of liquidity, totaled $95.4 million at December 31, 2016.

At December 31, 2016, we had the ability to borrow up to $222.8 million from the Federal Home Loan Bank of New York, $4.0 million of which was outstanding. At December 31, 2016, we also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $80.4 million, none of which was outstanding at that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or the Federal Reserve Bank of New York.

At December 31, 2016, we had $99.4 million of loan commitments outstanding and $24.9 million of approved, but unadvanced, funds to borrowers. We also had $1.0 million in outstanding letters of credit at December 31, 2016.

Certificates of deposit due within one year of December 31, 2016 totaled $123.5 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at December 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. PCSB Bank is subject to various regulatory capital requirements administered by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation. At December 31, 2016, PCSB Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2016, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of PCSB Financial Corporation (1)

3.2	Bylaws of PCSB Financial Corporation (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.0	The following materials for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (3)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215052).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215052).
(3)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCSB FINANCIAL CORPORATION

Date: March 27, 2017	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: March 27, 2017	/s/ Scott D. Nogles
Scott D. Nogles
Executive Vice President and Chief Financial Officer