Form 10-Q
period 2017-03-31
PCSB Financial Corp
filed 2017-05-12
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38065

PCSB Financial Corporation

(Exact Name of Registrant as Specified in its Charter)

Maryland	81-4710738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2651 Strang Blvd, Suite 100 Yorktown Heights, NY	10598
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 248-7272

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

18,165,110 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 12, 2017.

i

EXPLANATORY NOTE

Effective April 20, 2017, PCSB Financial Corporation (the “Company,” “we” or “our”) became the bank holding company for PCSB Bank upon the conversion of PCSB Bank from a New York-chartered mutual savings bank to a New York-chartered capital stock savings bank. As of March 31, 2017, the conversion had not been completed. As of March 31, 2017, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements and the other financial information contained in this quarterly report on Form 10-Q relate solely to PCSB Bank and subsidiaries.

The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements of PCSB Bank and subsidiaries at and for the fiscal year ended June 30, 2016 contained in the Company’s definitive prospectus dated February 10, 2017 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 17, 2017.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Bank

Consolidated Balance Sheets (unaudited)

(amounts in thousands)

	March 31, 2017	June 30, 2016
ASSETS
Cash and due from banks	$177,022	$36,258
Federal funds sold	1,387	5,320

Cash and cash equivalents	178,409	41,578
Held to maturity investment securities, at amortized cost (fair value of $290,363 and $273,317, respectively)	292,073	270,679
Available for sale investment securities, at fair value	99,286	112,351

Total investment securities	391,359	383,030
Loans receivable, net of allowance for loan losses of $4,830 at March 31, 2017 and $4,042 at June 30, 2016	776,756	782,336
Accrued interest receivable	3,464	3,361
Federal Home Loan Bank stock, at cost	2,243	2,047
Bank premises and equipment, net	12,200	10,774
Deferred tax assets, net	4,301	6,164
Foreclosed real estate	1,742	905
Bank-owned life insurance	23,031	22,557
Goodwill	6,106	6,106
Other intangible assets, net	593	702
Other assets	7,117	2,511

Total assets	$1,407,321	$1,262,071

LIABILITIES
Interest bearing deposits	$978,898	$990,032
Non-interest bearing deposits	135,571	122,663

Total deposits	1,114,469	1,112,695
Mortgage escrow funds	6,732	7,023
Advances from Federal Home Loan Bank	24,446	20,081
Stock offering subscription funds	136,252	—
Other liabilities	8,152	12,323

Total liabilities	1,290,051	1,152,122

Commitments and Contingencies
EQUITY
Retained earnings	122,938	117,919
Accumulated other comprehensive loss	(5,668)	(7,970)

Total equity	117,270	109,949

Total liabilities and equity	$1,407,321	$1,262,071

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Bank

Consolidated Statements of Operations (unaudited)

(amounts in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
Interest and dividend income
Loans	$8,493	$8,337	$25,256	$24,537
Investment securities	1,633	1,425	4,643	4,322
Fed funds and other	150	106	336	230

Total interest and dividend income	10,276	9,868	30,235	29,089
Interest expense
Deposits	1,242	1,136	3,788	3,382
Mortgage escrow funds	12	11	42	38
FHLB advances	55	45	136	138
Stock offering subscription rights	9	—	9	—

Total interest expense	1,318	1,192	3,975	3,558

Net interest income	8,958	8,676	26,260	25,531
Provision for loan losses	235	103	823	500

Net interest income after provision for loan losses	8,723	8,573	25,437	25,031
Noninterest income
Fees and service charges	353	269	955	816
Bank-owned life insurance	146	154	474	300
Settlement on acquired loan	—	—	1,615	—
Other	127	95	393	300

Total noninterest income	626	518	3,437	1,416
Noninterest expense
Salaries and employee benefits	3,495	4,325	12,189	12,594
Occupancy and equipment	1,362	1,284	4,497	3,567
FDIC assessment	160	230	481	673
Professional fees	273	442	858	1,249
Postage, printing, stationary and supplies	140	157	404	513
Advertising	135	143	364	261
Merger and acquisition related expenses	—	—	—	161
Amortization of intangible assets	36	40	109	121
Other operating expenses	979	903	2,670	2,912

Total noninterest expense	6,580	7,524	21,572	22,051

Net income before income tax expense	2,769	1,567	7,302	4,396
Income tax expense	878	468	2,283	1,314

Net income	$1,891	$1,099	$5,019	$3,082

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Bank

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
Net income	$1,891	$1,099	$5,019	$3,082
Other comprehensive income (loss), net of tax:
Change in fair value of available for sale securities	210	313	(522)	197
Changes in funded status of defined benefit plan and other post-retirement benefit plans	2,412	—	2,824	—

Other comprehensive income	2,622	313	2,302	197

Total comprehensive income	$4,513	$1,412	$7,321	$3,279

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Bank

Consolidated Statements of Changes in Equity (unaudited)

(amounts in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at July 1, 2016	$117,919	$(7,970)	$109,949
Net income	5,019	—	5,019
Other comprehensive income	—	2,302	2,302

Balance at March 31, 2017	$122,938	$(5,668)	$117,270

Balance at July 1, 2015	$114,993	$(4,722)	$110,271
Net income	3,082	—	3,082
Other comprehensive income	—	197	197

Balance at March 31, 2016	$118,075	$(4,525)	$113,550

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Bank

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine months ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$5,019	$3,082
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	823	500
Depreciation and amortization	1,065	922
Amortization of net premiums on securities and net deferred loan origination costs	681	887
Deferred income tax expense, net of valuation reserves	677	974
Net decrease in accrued interest receivable	(103)	(32)
Net loss on sale of foreclosed real estate	5	1
Write-downs on foreclosed real estate	—	30
Earnings from cash surrender value of BOLI	(474)	(300)
Net accretion of purchase account adjustments	(651)	(1,252)
Other adjustments, principally net changes in other assets and liabilities	(4,518)	543

Net cash provided by operating activities	2,524	5,355
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(78,589)	(59,221)
Available for sale	(18,222)	(48,291)
Proceeds from maturities and calls of securities held to maturity	56,808	79,363
Proceeds from maturities, calls and sales of securities available for sale	30,295	20,251
Disbursement for loan originations, net of principal repayments	15,507	(12,091)
Purchase of loans	(12,069)	(14,087)
Net purchase of FHLB stock	(196)	(455)
Purchase of bank premises and equipment	(2,382)	(2,955)
Purchase of BOLI	—	(10,000)
Proceeds from sale of foreclosed real estate	939	284

Net cash used in investing activities	(7,909)	(47,202)
FINANCING ACTIVITIES
Net increase in deposits	1,890	25,931
Net change in short-term FHLB advances	20,454	(1,000)
Proceeds from long-term FHLB advances	—	20,100
Repayment of long-term FHLB advances	(16,089)	(9,000)
Net decrease in mortgage escrow funds	(291)	(563)
Stock offering subscription funds	136,252	—

Net cash provided by financing activities	142,216	35,468

Net increase (decrease) in cash and cash equivalents	136,831	(6,379)
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	41,578	77,761

Cash and cash equivalents at end of period	$178,409	$71,382

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Bank

Consolidated Statements of Cash Flows (unaudited) - (Continued)

(amounts in thousands)

	Nine months ended March 31,
	2017	2016
Supplemental information:
Cash paid for:
Interest	$3,974	$3,552
Income taxes (net of refunds)	223	(31)
Loans transferred to foreclosed real estate and other assets	1,762	1,015

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Bank

Notes to Unaudited Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

PCSB Bank (the “Bank”) is a community-oriented financial institution that provides financial services to individuals and businesses within its market area of Putnam, Southern Dutchess, Rockland and Westchester Counties in New York. The Bank is a state-chartered mutual savings bank and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s primary regulators are the FDIC and the New York State Department of Financial Services.

Merger with CMS Bancorp: On April 28, 2015, CMS Bancorp and CMS Bank merged with and into the Bank.

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

The unaudited consolidated financial statements at March 31, 2017 and for the three and nine months ended March 31, 2017 and 2016 reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The annualized results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

In March 2017, the FASB issued ASU 2017-08 “Receivables - Non-Refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The ASU requires premiums on callable debt securities to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2017-08 is not expected to have a material impact on the Bank’s consolidated financial position, results of operations or disclosures.

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity securities at March 31, 2017 and June 30, 2016 were as follows:

	March 31, 2017
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale
U.S. Government and agency obligations	$53,654	$23	$(265)	$53,412
Corporate and other debt securities	8,473	65	(19)	8,519
Mortgage-backed securities – residential	37,125	414	(216)	37,323
Equity securities	32	—	—	32

Total available for sale	$99,284	$502	$(500)	$99,286

Held to maturity
U.S. Government and agency obligations	$129,992	$41	$(766)	$129,267
Corporate and other debt securities	1,002	—	(1)	1,001
Mortgage-backed securities – residential	100,330	332	(1,065)	99,597
Mortgage-backed securities – collateralized mortgage obligations	38,156	50	(304)	37,902
Mortgage-backed securities – commercial	22,593	213	(210)	22,596

Total held to maturity	$292,073	$636	$(2,346)	$290,363

	June 30, 2016
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale
U.S. Government and agency obligations	$65,953	$204	$(25)	$66,132
Corporate and other debt securities	8,514	132	—	8,646
Mortgage-backed securities – residential	37,043	542	(61)	37,524
Equity securities	49	—	—	49

Total available for sale	$111,559	$878	$(86)	$112,351

Held to maturity
U.S. Government and agency obligations	$145,896	$357	$(51)	$146,202
Mortgage-backed securities – residential	72,842	1,342	(45)	74,139
Mortgage-backed securities – collateralized mortgage obligations	30,268	350	(38)	30,580
Mortgage-backed securities – commercial	21,673	723	—	22,396

Total held to maturity	$270,679	$2,772	$(134)	$273,317

There were no sales of or realized gains or losses on investment securities for the three or nine months ended March 31, 2017 or 2016.

The following table presents the fair value and carrying amount of debt securities at March 31, 2017, by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying Amount	Fair Value	Amortized Cost	Fair Value
	(in thousands)
March 31, 2017
1 year or less	$42,483	$42,468	$14,001	$13,990
1 to 5 years	88,511	87,800	46,126	45,888
5 to 10 years	—	—	2,000	2,052
Mortgage-backed securities	161,079	160,095	37,125	37,324

Total	$292,073	$290,363	$99,252	$99,254

Securities pledged had carrying amounts of $88.4 million and $93.1 million at March 31, 2017 and June 30, 2016, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2017 and June 30, 2016:

	March 31, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized/ Unrecognized Loss	Fair Value	Unrealized/ Unrecognized Loss	Fair Value	Unrealized/ Unrecognized Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$40,960	$(262)	$1,997	$(3)	$42,957	$(265)
Corporate and other debt securities	4,429	(19)	—	—	4,429	(19)
Mortgage-backed securities – residential	17,700	(196)	2,144	(20)	19,844	(216)

Total	$63,089	$(477)	$4,141	$(23)	$67,230	$(500)

Held to maturity
U.S. Government and agency obligations	$94,257	$(762)	$1,995	$(4)	$96,252	$(766)
Corporate and other debt securities	1,001	(1)	—	—	1,001	(1)
Mortgage-backed securities – residential	71,542	(1,065)	274	—	71,816	(1,065)
Mortgage-backed securities – collateralized mortgage obligations	24,397	(224)	3,086	(80)	27,483	(304)
Mortgage-backed securities – commercial	9,264	(210)	—	—	9,264	(210)

Total	$200,461	$(2,262)	$5,355	$(84)	$205,816	$(2,346)

	June 30, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized/ Unrecognized Loss	Fair Value	Unrealized/ Unrecognized Loss	Fair Value	Unrealized/ Unrecognized Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$19,462	$(22)	$1,007	$(3)	$20,469	$(25)
Mortgage-backed securities – residential	11,912	(52)	676	(9)	12,588	(61)

Total	$31,374	$(74)	$1,683	$(12)	$33,057	$(86)

Held to maturity
U.S. Government and agency obligations	$22,000	$(44)	$7,993	$(7)	$29,993	$(51)
Mortgage-backed securities – residential	6,886	(19)	4,895	(26)	11,781	(45)
Mortgage-backed securities – collateralized mortgage obligation	4,420	(20)	1,333	(18)	5,753	(38)

Total	$33,306	$(83)	$14,221	$(51)	$47,527	$(134)

As of March 31, 2017, the Bank’s security portfolio consisted of $391.4 million in securities, of which 167 securities with a fair value of $273.0 million were in an unrealized loss position. The majority of unrealized losses are related to the Bank’s U.S. Government and agency obligations and mortgage-backed securities.

As of June 30, 2016, the Bank’s security portfolio consisted of $383.0 million in securities, of which 52 securities with a fair value of $80.6 million were in an unrealized loss position. The majority of unrealized losses are related to the Bank’s U.S. Government and agency obligations and mortgage-backed securities.

There were no securities for which the Bank believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of March 31, 2017 and June 30, 2016. Management believes the unrealized losses are primarily a result of changing interest rates. The Bank has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Bank did not consider any securities to be other-than-temporarily impaired as of March 31, 2017 and June 30, 2016.

Note 4. Loans

Loans receivable are summarized as follows (in thousands):

	March 31, 2017	June 30, 2016
Mortgage loans:
Residential	$219,797	$226,073
Commercial	394,738	385,827
Construction	28,518	25,050
Net deferred loan origination costs	472	319

Total mortgages	643,525	637,269
Commercial and consumer loans:
Commercial loans	35,420	40,607
Other loans secured	46,874	49,993
Home equity lines of credit	40,323	41,180
Consumer and installment loans	14,659	16,476
Net deferred loan origination costs	785	853

Total commercial and consumer loans	138,061	149,109

Total loans receivable	781,586	786,378
Allowance for loan losses	(4,830)	(4,042)

Loans receivable, net	$776,756	$782,336

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended March 31, 2017 and 2016 (in thousands):

	For three months ended March 31, 2017
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$238	$158	$(15)	$—	$381
Commercial	3,031	(621)	—	—	2,410
Construction	336	552	—	—	888
Commercial loans	501	48	—	—	549
Other loans secured	339	31	—	—	370
Home equity lines of credit	70	3	—	—	73
Consumer and installment loans	113	61	(19)	4	159
Acquired:
Residential	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer and installment loans	—	3	(3)	—	—

Total	$4,628	$235	$(37)	$4	$4,830

	For three months ended March 31, 2016
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$201	$104	$(73)	$—	$232
Commercial	1,924	(24)	—	171	2,071
Construction	147	11	—	—	158
Commercial loans	1,177	(3)	(369)	—	805
Other loans secured	403	2	—	—	405
Home equity lines of credit	129	(57)	—	—	72
Consumer and installment loans	163	2	(9)	—	156
Acquired:
Residential	—	—	—	—	—
Commercial loans	—	5	—	(5)	—
Consumer and installment loans	—	63	—	(63)	—

Total	$4,144	$103	$(451)	$103	$3,899

	For nine months ended March 31, 2017
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$237	$89	$(15)	$70	$381
Commercial	2,149	242	—	19	2,410
Construction	269	619	—	—	888
Commercial loans	604	(628)	—	573	549
Other loans secured	397	199	(324)	98	370
Home equity lines of credit	73	—	—	—	73
Consumer and installment loans	313	259	(417)	4	159
Acquired:
Residential	—	38	(38)	—	—
Commercial loans	—	2	(2)	—	—
Consumer and installment loans	—	3	(3)	—	—

Total	$4,042	$823	$(799)	$764	$4,830

	For nine months ended March 31, 2016
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$193	$314	$(275)	$—	$232
Commercial	1,766	134	—	171	2,071
Construction	100	(134)	—	192	158
Commercial loans	1,266	101	(562)	—	805
Other loans secured	416	(11)	—	—	405
Home equity lines of credit	69	21	(18)	—	72
Consumer and installment loans	111	75	(30)	—	156
Acquired:
Residential	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer and installment loans	—	—	—	—	—

Total	$3,921	$500	$(885)	$363	$3,899

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of March 31, 2017 and June 30, 2016 (in thousands):

	March 31, 2017
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$3,589	$214,895	$1,313	$219,797	$146	$235	$—	$381
Commercial	2,279	390,634	1,825	394,738	—	2,410	—	2,410
Construction	3,388	25,130	—	28,518	700	188	—	888
Commercial loans	89	35,331	—	35,420	—	549	—	549
Other loans secured	5,906	40,968	—	46,874	16	354	—	370
Home equity lines of credit	610	39,535	178	40,323	5	68	—	73
Consumer and installment loans	—	14,606	53	14,659	—	159	—	159

	$15,861	$761,099	$3,369	$780,329	$867	$3,963	$—	$4,830

	June 30, 2016
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$5,483	$219,310	$1,280	$226,073	$—	$237	$—	$237
Commercial	9,277	374,772	1,778	385,827	—	2,149	—	2,149
Construction	144	24,906	—	25,050	83	186	—	269
Commercial loans	2,494	38,113	—	40,607	—	604	—	604
Other loans secured	6,465	43,528	—	49,993	2	395	—	397
Home equity lines of credit	417	40,583	180	41,180	—	73	—	73
Consumer and installment loans	585	15,807	84	16,476	175	138	—	313

	$24,865	$757,019	$3,322	$785,206	$260	$3,782	$—	$4,042

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by class of loans as of March 31, 2017 and June 30, 2016 (in thousands):

	March 31, 2017			Three months ended March 31, 2017		Nine months ended March 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$3,132	$3,042	$—	$3,048	$—	$3,078	$—
Commercial	2,724	2,279	—	2,287	32	2,303	95
Commercial loans	89	89	—	89	1	91	3
Other loans secured	5,933	4,783	—	4,804	53	4,846	172
Home equity lines of credit	599	599	—	599	—	599	(2)
With an allowance recorded:
Residential	487	547	146	517	4	513	14
Construction	4,580	3,388	700	3,388	—	3,073	71
Other loans secured	1,123	1,123	16	1,129	14	1,141	43
Home equity lines of credit	11	11	5	11	—	11	—

Total	$18,678	$15,861	$867	$15,872	$104	$15,655	$396

	June 30, 2016			Three months ended March 31, 2016		Nine months ended March 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$5,683	$5,483	$—	$5,577	$6	$5,705	$23
Commercial	9,947	9,277	—	9,324	88	9,114	327
Construction	12	12	—	13	—	32	—
Commercial loans	5,250	2,494	—	3,971	2	4,423	4
Other loans secured	7,762	6,408	—	6,549	69	6,667	212
Home equity lines of credit	445	417	—	430	—	430	—
Consumer and installment loans	314	236	—	235	—	259	—
With an allowance recorded:
Construction	1,324	132	83	132	—	132	—
Other loans secured	57	57	2	62	1	31	1
Consumer and installment	353	349	175	360	11	329	21

Total	$31,147	$24,865	$260	$26,653	$177	$27,122	$588

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days still on accrual status, by class of loans as of March 31, 2017 and June 30, 2016 (in thousands):

	Nonaccrual		Loans Past Due Over 90 Days and Still Accruing
	March 31, 2017	June 30, 2016	March 31, 2017	June 30, 2016
Originated:
Residential	$2,607	$4,717	$—	$—
Commercial	314	300	—	—
Construction	3,792	144	—	—
Commercial loans	—	1,615	—	—
Other loans secured	3,029	3,433	—	—
Home equity lines of credit	302	405	—	—
Consumer and installment loans	—	584	6	4
Acquired:
Residential	1,274	1,164	—	—
Home equity lines of credit	296	197	—	—
Consumer and installment loans	1	—	—	—

Total	$11,615	$12,559	$6	$4

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $2.7 million and $3.3 million as of March 31, 2017 and June 30, 2016, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2017 and June 30, 2016 (in thousands):

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Originated:
Residential	$692	$443	$1,211	$2,346	$153,945	$156,291
Commercial	—	—	314	314	309,389	309,703
Construction	3,257	404	131	3,792	24,410	28,202
Commercial loans	—	—	—	—	33,858	33,858
Other loans secured	500	—	81	581	43,553	44,134
Home equity lines of credit	150	—	103	253	33,723	33,976
Consumer and installment loans	10	—	6	16	14,282	14,298

Total originated	4,609	847	1,846	7,302	613,160	620,462
Acquired:
Residential	—	316	950	1,266	62,240	63,506
Commercial	—	—	554	554	84,481	85,035
Construction	—	—	—	—	316	316
Commercial loans	—	—	—	—	1,562	1,562
Other loans secured	—	—	—	—	2,740	2,740
Home equity lines of credit	80	—	296	376	5,971	6,347
Consumer and installment loans	—	—	—	—	361	361

Total acquired	80	316	1,800	2,196	157,671	159,867

Total	$4,689	$1,163	$3,646	$9,498	$770,831	$780,329

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Originated:
Residential	$430	$573	$2,232	$3,235	$150,010	$153,245
Commercial	—	—	300	300	291,044	291,344
Construction	—	—	144	144	24,590	24,734
Commercial loans	—	760	1,615	2,375	35,621	37,996
Other loans secured	—	—	100	100	47,175	47,275
Home equity lines of credit	—	—	113	113	34,340	34,453
Consumer and installment loans	5	—	589	594	15,280	15,874

Total originated	435	1,333	5,093	6,861	598,060	604,921
Acquired:
Residential	732	—	1,073	1,805	71,023	72,828
Commercial	—	—	520	520	93,963	94,483
Construction	—	—	—	—	316	316
Commercial loans	—	—	—	—	2,611	2,611
Other loans secured	—	—	—	—	2,718	2,718
Home equity lines of credit	296	—	197	493	6,234	6,727
Consumer and installment loans	—	—	—	—	602	602

Total acquired	1,028	—	1,790	2,818	177,467	180,285

Total	$1,463	$1,333	$6,883	$9,679	$775,527	$785,206

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

As of March 31, 2017 and June 30, 2016, the Bank had 21 and 26 loans classified as troubled debt restructurings totaling $9.9 million and $18.6 million, respectively, of which $5.5 million and $13.3 million are performing in accordance with their modified terms. The Bank has allocated $167,000 and $2,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2017 and June 30, 2016, and has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The Bank modified one loan as troubled debt restructuring during the three and nine months ended March 31, 2017. The modification involved a rate reduction and an increase in outstanding principal from $165,000 to $210,000.

The Bank had two troubled debt restructurings for which there was a payment default in the three and nine months ended March 31, 2017 that were modified in the twelve months prior to default. There was one such default in the three and nine months ended March 31, 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$153,777	$—	$2,514	$—	$156,291
Commercial	306,286	129	3,288	—	309,703
Construction	24,410	—	3,792	—	28,202
Commercial loans	30,265	1,169	2,424	—	33,858
Other loans secured	37,146	—	6,988	—	44,134
Home equity lines of credit	33,674	58	244	—	33,976
Consumer and installment loans	14,226	—	72	—	14,298

Total originated	599,784	1,356	19,322	—	620,462
Acquired:
Residential	61,049	—	2,457	—	63,506
Commercial	83,210	—	1,825	—	85,035
Construction	316	—	—	—	316
Commercial loans	1,562	—	—	—	1,562
Other loans secured	2,740	—	—	—	2,740
Home equity lines of credit	5,874	—	473	—	6,347
Consumer and installment loans	361	—	—	—	361

Total acquired	155,112	—	4,755	—	159,867

Total	$754,896	$1,356	$24,077	$—	$780,329

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$147,944	$181	$5,120	$—	$153,245
Commercial	278,491	2,101	10,752	—	291,344
Construction	24,590	—	144	—	24,734
Commercial loans	30,916	2,004	5,076	—	37,996
Other loans secured	38,382	109	8,784	—	47,275
Home equity lines of credit	34,047	—	406	—	34,453
Consumer and installment loans	15,069	24	432	349	15,874

Total originated	569,439	4,419	30,714	349	604,921
Acquired:
Residential	70,629	—	2,199	—	72,828
Commercial	91,380	949	2,154	—	94,483
Construction	316	—	—	—	316
Commercial loans	2,611	—	—	—	2,611
Other loans secured	2,718	—	—	—	2,718
Home equity lines of credit	6,529	—	198	—	6,727
Consumer and installment loans	602	—	—	—	602

Total acquired	174,785	949	4,551	—	180,285

Total	$744,224	$5,368	$35,265	$349	$785,206

Purchased Credit Impaired Loans

The Bank has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of March 31, 2017 and June 30, 2016 is as follows (in thousands):

	March 31, 2017	June 30, 2016
Residential	$1,313	$1,280
Commercial	1,825	1,778
Home equity lines of credit	178	180
Consumer and installment loans	53	84

Carrying amount, net of allowance of $0	$3,369	$3,322

For those purchased credit impaired loans disclosed in the preceding table, the Bank did not increase or reverse the allowance for loan losses during any period presented.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
Beginning balance	$486	$529	$578	$713
New loans acquired	—	—	—	—
Accretion income	(47)	(41)	(139)	(143)
Reclassification from non-accretable difference	—	—	—	—
Disposals	—	—	—	(82)

Ending balance	$439	$488	$439	$488

Note 5. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at January 1, 2017	$(209)	$(7,302)	$(779)	$(8,290)
Other comprehensive income before reclassifications	319	4,357	—	4,676
Reclassification adjustment for expense included in salaries and benefits	—	(727)	24	(704)
Less tax effect	109	1,233	9	1,350

Net other comprehensive income	210	2,397	15	2,622

Balance at March 31, 2017	$1	$(4,905)	$(764)	$(5,668)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at January 1, 2016	$207	$(4,311)	$(734)	$(4,838)
Other comprehensive income before reclassifications	444	—	—	444
Reclassification adjustment for expense included in salaries and benefits	—	—	—	—
Less tax effect	131	—	—	131

Net other comprehensive income	313	—	—	313

Balance at March 31, 2016	$520	$(4,311)	$(734)	$(4,525)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2016	$523	$(7,683)	$(810)	$(7,970)
Other comprehensive income (loss) before reclassifications	(790)	4,357	—	3,567
Reclassification adjustment for expense included in salaries and benefits	—	(149)	70	(79)
Less tax effect	(268)	1,430	24	1,186

Net other comprehensive (loss) income	(522)	2,778	46	2,302

Balance at March 31, 2017	$1	$(4,905)	$(764)	$(5,668)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2015	$323	$(4,311)	$(734)	$(4,722)
Other comprehensive income before reclassifications	250	—	—	250
Reclassification adjustment for expense included in salaries and benefits	—	—	—	—
Less tax effect	53	—	—	53

Net other comprehensive income	197	—	—	197

Balance at March 31, 2016	$520	$(4,311)	$(734)	$(4,525)

Note 6. Post-Retirement Benefits

Employee Pension Plan: The Bank maintains a non-contributory defined benefit pension plan that covers employees meeting specific requirements as to age and length of service. The Bank’s contributions to this qualified plan are determined on the basis of (i) the maximum amount that can be deducted for federal income tax purposes, and (ii) the amount determined by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974 (ERISA). Contributions are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future. On February 15, 2017, the Board of Trustees approved the freezing and termination of the defined benefit pension plan effective May 1, 2017. As a result, as of March 31, 2017 the Bank recorded a $919,000 curtailment gain, which is included in earnings as a reduction to salaries and employee benefits expense. Plan settlement will occur upon receiving necessary IRS approvals, however the timing and financial impact of the settlement has not yet been determined.

Supplemental Retirement Plans: The Bank also maintains unfunded and non-qualified supplemental retirement plans (“SERP”) to provide pension benefits in addition to those provided under the qualified pension plan.

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three and nine months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Defined benefit plan	Supplemental retirement plan	Defined benefit plan	Supplemental retirement plan
Service cost	$150	$100	$156	$81
Interest cost	250	32	272	34
Expected return on plan assets	(462)	—	(451)	—
Amortization of prior net loss	300	23	214	22
Amortization of prior service cost	(48)	—	(72)	—
Gain on curtailment	(919)	—	—	—
New past service liability	—	—	—	—

Net periodic cost	$(729)	$155	$119	$137

	Nine months ended March 31, 2017		Nine months ended March 31, 2016
	Defined benefit plan	Supplemental retirement plan	Defined benefit plan	Supplemental retirement plan
Service cost	$519	$261	$469	$241
Interest cost	757	91	816	99
Expected return on plan assets	(1,424)	—	(1,349)	—
Amortization of prior net loss	1,021	70	641	63
Amortization of prior service cost	(192)	—	(216)	—
Gain on curtailment	(919)	—	—	—
New past service liability	—	—	—	—

Net periodic cost	$(238)	$422	$361	$403

The Bank contributed $3.0 million to the defined benefit plan during the nine months ended March 31, 2017 and expects to make no additional contributions to the plan year ended June 30, 2017.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2017:
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$—	$53,412	$—	$53,412
Corporate and other debt securities	—	8,519	—	8,519
Mortgage-backed securities – residential	—	37,323	—	37,323
Equity securities	—	32	—	32

Total assets at fair value	$—	$99,286	$—	$99,286

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$—	$—	$721	$721
Construction	—	—	2,688	2,688
Other loans secured	—	—	1,608	1,608
Home equity lines of credit	—	—	6	6
Foreclosed real estate	—	—	230	230

Total assets at fair value	$—	$—	$5,253	$5,253

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2016:
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$—	$66,132	$—	$66,132
Corporate and other debt securities	—	8,646	—	8,646
Mortgage-backed securities – residential	—	37,524	—	37,524
Equity securities	—	49	—	49

Total assets at fair value	$—	$112,351	$—	$112,351

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$—	$—	$913	$913
Construction	—	—	49	49
Commercial loans	—	—	54	54
Consumer and installment loans	—	—	175	175
Foreclosed real estate	—	—	905	905

Total assets at fair value	$—	$—	$2,096	$2,096

Impaired loans in the table above had a carrying amount of $5.9 million, a remaining valuation allowance of $867,000 at March 31, 2017, incurred $38,000 of net charge-offs during the nine months ended March 31, 2017, and resulted in an additional provision for loan losses of $824,000. Impaired loans as of June 30, 2016 in the table above had a carrying amount of $1.5 million, a remaining valuation allowance of $259,000 at June 30, 2016, and incurred no net charge-offs during the year ended June 30, 2016, which resulted in an additional provision for loan losses of $175,000 for the year.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at March 31, 2017 and June 30, 2016 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range or Rate Used
March 31, 2017:
Impaired loans - residential mortgages	$721	Sales comparison	Adjustments for differences in sales comparables	-2.2% to 7.8%
		Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - construction	2,688	Discounted cash flow	Discount rate	1.0% to 10.5%
Impaired loans - other loans secured	1,608	Discounted cash flow	Discount rate	6.0% to 10.5%
Impaired loans - home equity lines of credit	6	Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	230	Sales comparison	Adjustments for differences in sales comparables	8.2%
June 30, 2016:
Impaired loans - residential mortgages	$913	Sales comparison	Adjustments for differences in sales comparables	-2.0% to 13.3%
Impaired loans - construction	49	Discounted cash flow	Discount rate	1.0%
Impaired loans - other loans secured	54	Discounted cash flow	Discount rate	4.5%
Impaired loans - consumer and installment loans	175	Discounted cash flow	Discount rate	4.3%
Foreclosed real estate	905	Sales comparison	Adjustments for differences in sales comparables	-14.3% to 7.5%

The following is a summary of the carrying amounts and estimated fair values of the Bank’s financial assets and liabilities (in thousands) (none of which are held for trading purposes):

	Carrying Amount	Fair Value Measurements
		Level 1	Level 2	Level 3	Total
March 31, 2017:
Financial assets:
Cash and cash equivalents	$178,409	$178,409	$—	$—	$178,409
Investment securities held to maturity	292,073	—	290,089	274	290,363
Investment securities available for sale	99,286	—	99,286	—	99,286
Loans receivable, net	776,756	—	—	782,480	782,480
Accrued interest receivable	3,464	—	1,094	2,370	3,464
Federal Home Loan Bank stock	2,243	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	$806,555	$806,555	$—	$—	$806,555
Time certificate deposits	307,914	—	311,264	—	311,264
Mortgage escrow funds	6,732	6,732	—	—	6,732
FHLB advances	24,446	—	24,354	—	24,354
Stock order subscription rights	136,252	136,252	—	—	136,252
June 30, 2016:
Financial assets:
Cash and cash equivalents	$41,578	$41,578	$—	$—	$41,578
Investment securities held to maturity	270,679	—	273,032	285	273,317
Investment securities available for sale	112,351	—	112,351	—	112,351
Loans receivable, net	782,336	—	—	799,242	799,242
Accrued interest receivable	3,361	—	958	2,403	3,361
Federal Home Loan Bank stock	2,047	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	$781,638	$781,638	$—	$—	$781,638
Time certificate deposits	331,057	—	334,290	—	334,290
Mortgage escrow funds	7,023	7,023	—	—	7,023
FHLB advances	20,081	—	20,171	—	20,171

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Loans Receivable, Net: For valuation purposes, the loan portfolio was segregated into its significant categories such as one-to-four family residential mortgage loans, other mortgage loans, consumer loans and commercial loans. These categories were further analyzed, where appropriate, into components based on significant financial characteristics such as type of interest rate (adjustable or fixed). For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans is considered Level 3.

FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Accrued Interest Receivable/Payable: The carrying amount of accrued interest approximates fair value.

Deposits and stock order subscription rights: The fair values disclosed for demand deposits (e.g., non-interest bearing demand, NOW, money market, savings deposits and escrow accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) and are considered Level 1. Fair values for time certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

FHLB Advances: Fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to the Bank’s current advances maturities schedule, resulting in a Level 2 classification.

Note 8. Regulatory Capital

The following is a summary of the Bank’s actual capital amounts and ratios as of March 31, 2017 and June 30, 2016, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands):

			FDIC Required Ratios
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Leverage (Tier 1)	$116,357	9.1%	$51,258	4.0%	$64,073	5.0%
Risk-based:
Common Tier 1	116,357	14.0	37,426	4.5	54,059	6.5
Tier 1	116,357	14.0	49,901	6.0	66,535	8.0
Total	121,187	14.6	66,535	8.0	83,168	10.0
June 30, 2016
Leverage (Tier 1)	$110,888	8.9%	$49,748	4.0%	$62,185	5.0%
Risk-based:
Common Tier 1	110,888	13.5	37,036	4.5	53,497	6.5
Tier 1	110,888	13.5	49,382	6.0	65,842	8.0
Total	114,930	14.0	65,842	8.0	82,303	10.0

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

Management believes that as of March 31, 2017 and June 30, 2016, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer of 1.250% as of March 31, 2017 and 0.625% as of June 30, 2016. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Note 9. Plan of Conversion

On December 7, 2016, the Board of Trustees of the Bank adopted a plan of conversion (“Plan”). The Plan received the approval of the FDIC, New York State Department of Financial Services, and the Board of Governors of the Federal Reserve System, and was approved by the depositors of the Bank at a special meeting held on March 31, 2017. Effective April 20, 2017, and pursuant to the Plan, the Bank converted to a stock savings bank, with PCSB Financial Corporation (the “Company”) becoming the bank holding company parent of the Bank. In connection with the conversion, the Bank issued all of its outstanding common stock to the Company.

The conversion stock offering by the Company, which commenced on February 10, 2017 and was completed on April 20, 2017, resulted in gross proceeds of $178.3 million, through the sale of 17,826,408 shares, including 1,453,209 shares sold to the PCSB Bank Employee Stock Ownership Plan (ESOP), at the offering price of $10.00 per share. In addition, the Company also contributed 338,702 shares of its common stock and $1.6 million in cash to the PCSB Community Foundation. Expenses related to the offering were approximately $3.6 million, which resulted in net proceeds of approximately $174.7 million prior to the contribution to PCSB Community Foundation. The Company lent approximately $14.5 million to the ESOP and retained approximately $87.3 million of the net proceeds of the offering prior to the contribution to PCSB Community Foundation. The remainder of the net proceeds was contributed to the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2017 and June 30, 2016, and for the three and nine months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

Goodwill. Goodwill resulting from business combination transactions is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquire, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. We recognized goodwill in connection with our acquisition of CMS Bancorp, Inc. and CMS Bank.

Comparison of Financial Condition at March 31, 2017 and June 30, 2016

Total Assets. Total assets increased $145.3 million, or 11.5%, to $1.4 billion at March 31, 2017 from $1.3 billion at June 30, 2016. The increase is primarily the result of increases of $136.8 million in cash and cash equivalents and $21.4 million in HTM securities, partially offset by decreases of $13.1 million in AFS securities, $5.6 million in net loans and $1.9 million in deferred tax asset.

Cash and Cash Equivalents. Cash and cash equivalents increased $136.8 million, or 329.1%, to $178.4 million at March 31, 2017 from $41.6 million at June 30, 2016. The increase is due primarily to the receipt of $136.3 million of investors’ subscriptions funds being held pending the completion of stock offering.

Securities Held-to-Maturity. Total securities held to maturity increased $21.4 million, or 7.9%, to $292.1 million at March 31, 2017 from $270.7 million at June 30, 2016. This increase was primarily caused by $24.0 million of net purchases of mortgage-backed securities and $1.0 million of net purchases of municipal securities, partially offset by $3.6 million of net maturities and calls of U.S. government and agency obligations.

Securities Available for Sale. Total securities available for sale decreased $13.1 million, or 11.6%, to $99.3 million at March 31, 2017 from $112.4 million at June 30, 2016. This decline was primarily due to $9.6 million of net maturities and calls of U.S. government and agency obligations, $2.3 million of net maturities of mortgage backed securities and a $790,000 decrease in unrealized gain/loss.

Net Loans. Net loans decreased $5.6 million, or 0.7%, to $776.8 million at March 31, 2017 from $782.3 million at June 30, 2016. The decrease is primarily due to net repayments of $8.3 million in commercial loans, $6.3 million in residential mortgages, $1.8 million in consumer and installment loans and $857,000 in home equity lines of credit, partially offset by net originations of $8.9 million in commercial mortgages and by net originations of $3.5 million in construction loans.

Deposits. Total deposits increased $1.8 million, or 0.2%, to $1.1 billion at March 31, 2017 from $1.1 billion at June 30, 2016. This increase primarily reflects a $12.9 million increase in demand accounts and $12.1 million in savings accounts, partially offset by $23.2 million decrease in certificates of deposit, which reflects our focus on increasing low cost core deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $4.4 million, or 21.7%, to $24.4 million at March 31, 2017 from $20.1 million at June 30, 2016. The increase was due to a $20.5 million increase in short-term advances offset by $16.1 million of maturities on long-term advances.

Total Equity. Total equity increased $7.3 million, or 6.7%, to $117.3 million at March 31, 2017 from $109.9 million at June 30, 2016 as a result of net income of $5.0 million and increase in accumulated other comprehensive income of $2.3 million.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. Net income increased $792,000, or 72.1%, to $1.9 million for the three months ended March 31, 2017 compared to $1.1 million for the three months ended March 31, 2016. The increase was primarily due to a $282,000 increase in net interest income, a $108,000 increase in non-interest income, and a $944,000 decrease in non-interest expenses, partially offset by increases of $410,000 in income tax expense and $132,000 in the provision for loan losses.

Net Interest Income. Net interest income increased $282,000, or 3.3%, to $9.0 million for the three months ended March 31, 2017 compared to $8.7 million for the three months ended March 31, 2016. The increase primarily reflects a $912,000 increase in net interest-earning assets, partially offset by a 4 basis point decrease in the net interest margin to 2.96% for the three months ended March 31, 2017 from 3.00% for the same period last year.

Interest and Dividend Income. Interest and dividend income increased $408,000, or 4.1%, to $10.3 million at March 31, 2017 compared to $9.9 million at March 31, 2016. The increase primarily reflects a $54.3 million increase in total interest-earning assets, partially offset by a 3 basis point decrease in the yield on total interest-earning assets.

Interest income on loans increased $156,000 primarily due to a $26.9 million increase in the average balance to $773.0 million for the three months ended March 31, 2017 from $746.2 million for the three months ended March 31, 2016, partially offset by an 8 basis point decrease in the average yield on loans to 4.40% for the three months ended March 31, 2017 from 4.48% for the same period last year.

Interest income on securities increased $208,000, or 14.6%, primarily due to a $18.8 million increase in the average balance of securities to $379.4 million for the three months ended March 31, 2017 from $360.5 million for the three months ended March 31, 2016 and a 14 basis point increase in the average yield on securities to 1.72% for the current-year period.

Interest income on other interest-earning assets increased $44,000, or 41.5%, primarily due to an $8.6 million increase in the average balance on other interest-earning assets and an 18 basis point increase in the average yield on other interest-earning assets to 1.02% for the three months ended March 31, 2017 from 0.84% for the same period last year. The increase in the yield on other interest-earning assets was due primarily to an increase in market interest rates.

Interest Expense. Interest expense increased $126,000, or 10.6%, to $1.3 million for the three months ended March 31, 2017 compared to $1.2 million for the three months ended March 31, 2016. The increase primarily reflects a $53.4 million increase in the average balance on interest-bearing liabilities and a 2 basis point increase in the average cost to 0.52% for the three months ended March 31, 2017 from 0.50% for the same period last year.

Interest expense on interest-bearing deposits and mortgage escrow funds increased $107,000 primarily due to a $28.2 million increase in the average balance to $974.6 million for the three months ended March 31, 2017 from $946.4 million for the three months ended March 31, 2016 and a 3 basis point increase in the average cost to 0.52% for the three months ended March 31, 2017 from 0.49% for the same period last year. The increase in the average rate paid on interest-bearing deposits was caused by growth in medium-term and long-term certificates of deposit which caused a 22 basis point increase in the average rate paid on certificates of deposit.

Interest expense on Federal Home Loan Bank advances increased $10,000, or 22.2%, primarily due to a 51 basis point increase in the average cost to 1.38% for the three months ended March 31, 2017 from 0.87% for the same period last year, primarily due to a longer average maturity in the current year compare to the same period last year.

Provision for Loan Losses. The provision for loan losses increased by $132,000 to $235,000 for the three months ended March 31, 2017, compared to $103,000 for the three months ended March 31, 2016 primarily as a result of a net increase in specific reserves on impaired loans.

Non-Interest Income. Non-interest income increased $108,000 to $626,000 for the three months ended March 31, 2017 compared to $518,000 for the three months ended March 31, 2016. The increase was caused primarily by the increase in fees and service charges.

Non-Interest Expense. Non-interest expense decreased $944,000, or 12.5%, to $6.6 million for the three months ended March 31, 2017 compared to $7.5 million for the three months ended March 31, 2016. The decrease was caused primarily by decreases of $830,000 in salaries and benefits, primarily due to a $919,000 curtailment gain related to the Bank’s defined benefit plan, $169,000 in professional fees and $70,000 in FDIC assessment, partially offset by a $78,000 increase in occupancy expense.

Income Tax Expense. Income tax expense increased $410,000, or 87.6%, to $878,000 for the three months ended March 31, 2017 from $468,000 for the three months ended March 31, 2016. The increase was caused primarily by a $1.2 million, or 76.7%, increase in pre-tax income. The effective tax rate was 31.7% and 29.9% for the three months ended March 31, 2017 and 2016, respectively.

Comparison of Operating Results for the Nine Months Ended March 31, 2017 and 2016

General. Net income increased $1.9 million, or 62.8%, to $5.0 million for the nine months ended March 31, 2017 compared to $3.1 million for the nine months ended March 31, 2016. The increase was primarily due to a $729,000 increase in net interest income, a $2.0 million increase in non-interest income and a $479,000 decrease in non-interest expenses, partially offset by a $969,000 increase in income tax expense and a $323,000 increase in the provision for loan losses.

Net Interest Income. Net interest income increased $729,000, or 2.9%, to $26.3 million for the nine months ended March 31, 2017 from $25.5 million for the nine months ended March 31, 2016. The increase primarily reflects a $1.1 million increase in interest and dividend income, partially offset by a $417,000 increase in interest expense.

Interest and Dividend Income. Interest and dividend income increased $1.1 million, or 3.9%, to $30.2 million for the nine months ended March 31, 2017 from $29.1 million for the nine months ended March 31, 2016. The increase primarily reflects a $39.0 million increase in the average balance on interest-earning assets and a 2 basis point increase in the average yield to 3.35% for the nine months ended March 31, 2017 from 3.33% for the same period last year.

Interest income on loans increased $719,000, or 2.9%, primarily due to a $31.7 million increase in the average balance to $770.6 million for the nine months ended March 31, 2017 from $738.9 million for the nine months ended March 31, 2016, partially offset by a 6 basis point decrease in the average yield to 4.37% for the nine months ended March 31, 2017 from 4.43% for the same period last year.

Interest income on securities increased $321,000, or 7.4%, primarily due to a $7.8 million increase in the average balance of securities to $372.4 million for the nine months ended March 31, 2017 from $364.6 million for the nine months ended March 31, 2016 and an 8 basis point increase in the average yield on securities to 1.66% for the current year period primarily due to an increase in market interest rates.

Interest income on other interest-earning assets increased $106,000, or 46.1%, primarily due to a 24 basis point increase in the average yield to 0.75% for the nine months ended March 31, 2017 from 0.51% for the nine months ended March 31, 2016, partially offset by a $507,000 decrease in the average balance. The increase in the yield on other interest-earning assets was primarily due to an increase in market interest rates.

Interest Expense. Interest expense increased $417,000, or 11.7%, to $4.0 million for the nine months ended March 31, 2017 from $3.6 million for the nine months ended March 31, 2016. The increase primarily reflects a $39.6 million increase in the average balance on interest-bearing liabilities and a 3 basis point increase in the average cost to 0.52% for the nine months ended March 31, 2017 from 0.49% for the same period last year.

Interest expense on interest-bearing deposits and mortgage escrow funds increased $410,000 primarily due to a $41.5 million increase in the average balance to $984.7 million for the nine months ended March 31, 2017 from $943.2 million for the nine months ended March 31, 2016 and a 4 basis point increase in the average cost to 0.52% from 0.48% for the nine months ended March 31, 2016. The increase in the average rate paid on deposits was caused by growth in the medium-term and long-term certificates of deposit, which caused a 23 basis point increase in the rate paid on certificates of deposit.

Interest expense on Federal Home Loan Bank advances decreased $2,000 primarily due to a $12.1 million decrease in the average balance to $12.6 million for the nine months ended March 31, 2017 from $24.7 million for the nine months ended March 31, 2016, partially offset by a 68 basis point increase in the average cost to 1.43% for the nine months ended March 31, 2017 from 0.75% for the same period last year.

Provision for Loan Losses. We recorded a provision for loan losses of $823,000 and $500,000 for the nine months ended March 31, 2017 and 2016, respectively. The increase was caused primarily by a net increase in specific reserves on impaired loans in the current year period.

Non-Interest Income. Non-interest income increased $2.0 million to $3.4 million for the nine months ended March 31, 2017 compared to $1.4 million for the nine months ended March 31, 2016. The increase was caused primarily by the receipt of $1.6 million in settlement on a loan charged-off by CMS Bank before the 2015 merger.

Non-Interest Expense. Non-interest expense decreased $479,000, or 2.2%, to $21.6 million for the nine months ended March 31, 2017 compared to $22.1 million for the nine months ended March 31, 2016. The decrease was caused primarily by a $405,000 decrease in salaries and benefits expense and a $1.0 million decrease in other non-interest expenses, partially offset by a $930,000 increase in occupancy expense. The decrease in salaries and benefits expense was primarily due to a $919,000 curtailment gain related to the Bank’s defined benefit plan while the decrease in other non-interest expenses primarily reflects decreases in professional fees, merger and acquisition related expenses and FDIC assessment. The increase in occupancy expense was primarily due to a non-recurring impairment charge on an operating lease of $521,000.

Income Tax Expense. Income tax expense increased $969,000, or 73.7%, to $2.3 million for the nine months ended March 31, 2017 from $1.3 million for the nine months ended March 31, 2016. The increase was caused primarily by a $2.9 million, or 66.1%, increase in pre-tax income. The effective tax rate was 31.3% and 29.9% for the nine months ended March 31, 2017 and 2016, respectively.

Net Interest Income

Average Balance Sheet and Interest Rates. The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Amortization of loan fees is included in interest income on loans.

	Three months ended March 31,
	2017			2016
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(in thousands)
Assets:
Loans	$773,022	$8,493	4.40%	$746,171	$8,337	4.48%
Investment securities	379,364	1,633	1.72	360,533	1,425	1.58
Other interest-earning assets	59,915	150	1.02	51,287	106	0.84

Total interest-earning assets	1,212,301	10,276	3.39	1,157,991	9,868	3.42

Non-interest-earning assets	61,354			51,829

Total assets	$1,273,655			$1,209,820

Liabilities and equity:
NOW accounts	$108,798	$45	0.17	$92,922	$36	0.16
Money market accounts	31,689	21	0.26	32,405	22	0.27
Savings accounts	523,045	315	0.24	510,278	386	0.30
Certificates of deposit	311,092	873	1.14	310,815	703	0.92

Total interest-bearing deposits	974,624	1,254	0.52	946,420	1,147	0.49
Federal Home Loan Bank advances	15,920	55	1.38	21,234	45	0.87
Stock offering subscription funds	30,508	9	0.12	—	—	0.00

Total interest-bearing liabilities	1,021,052	1,318	0.52	967,654	1,192	0.50

Non-interest-bearing deposits	125,774			118,846
Other non-interest-bearing liabilities	12,617			9,984

Total liabilities	1,159,443			1,096,484
Total equity	114,212			113,336

Total liabilities and equity	$1,273,655			$1,209,820

Net interest income		$8,958			$8,676

Interest rate spread (1)			2.87			2.92
Net interest margin (2)			2.96			3.00
Average interest-earning assets to interest-bearing liabilities	118.73%			119.67%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine months ended March 31,
	2017			2016
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(in thousands)
Assets:
Loans	$770,567	$25,256	4.37%	$738,870	$24,537	4.43%
Investment securities	372,358	4,643	1.66	364,568	4,322	1.58
Other interest-earning assets	59,838	336	0.75	60,345	230	0.51

Total interest-earning assets	1,202,763	30,235	3.35	1,163,783	29,089	3.33

Non-interest-earning assets	58,405			44,124

Total assets	$1,261,168			$1,207,907

Liabilities and equity:
NOW accounts	$108,135	$133	0.16	$87,619	$104	0.16
Money market accounts	31,658	63	0.26	33,206	68	0.27
Savings accounts	526,735	970	0.25	510,532	1,176	0.31
Certificates of deposit	318,214	2,664	1.12	311,865	2,072	0.89

Total interest-bearing deposits	984,742	3,830	0.52	943,222	3,420	0.48

Federal Home Loan Bank advances	12,583	136	1.43	24,703	138	0.75
Stock offering subscription funds	10,169	9	0.12	—	—	0.00

Total interest-bearing liabilities	1,007,494	3,975	0.52	967,925	3,558	0.49

Non-interest-bearing deposits	126,559			117,758
Other non-interest-bearing liabilities	14,468			9,719

Total liabilities	1,148,521			1,095,402
Total equity	112,647			112,505

Total liabilities and equity	$1,261,168			$1,207,907

Net interest income		$26,260			$25,531

Interest rate spread (1)			2.83			2.84
Net interest margin (2)			2.91			2.93
Average interest-earning assets to interest-bearing liabilities	119.38%			120.23%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

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

	Three months ended March 31, 2017 versus 2016
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans	$(182)	$338	$156
Investment securities	72	136	208
Other interest-earning assets	18	26	44

Total interest income	(92)	500	408
Interest expense:
NOW accounts	2	7	9
Money market accounts	(1)	—	(1)
Savings accounts	(83)	12	(71)
Certificates of deposit	169	1	170
Federal Home Loan Bank advances	23	(13)	10
Stock offering subscription rights	—	9	9

Total interest expense	110	16	126
(Decrease) increase in net interest income	$(202)	$484	$282

	Nine months ended March 31, 2017 versus 2016
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans	$(484)	$1,203	$719
Investment securities	91	230	321
Other interest-earning assets	107	(1)	106

Total interest income	(286)	1,432	1,146
Interest expense:
NOW accounts	4	25	29
Money market accounts	(2)	(3)	(5)
Savings accounts	(247)	41	(206)
Certificates of deposit	549	43	592
Federal Home Loan Bank advances	88	(90)	(2)
Stock offering subscription rights	—	9	9

Total interest expense	392	25	417
(Decrease) increase in net interest income	$(678)	$1,407	$729

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the offering will increase our capital and provide management with greater flexibility to manage our interest rate risk. In particular, management intends to leverage the capital we receive to increase our interest-earning assets. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates; promoting core deposit products; and adjusting the interest rates and maturities of funding sources, as necessary. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

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

The following tables present the estimated changes in our EVE that would result from changes in market interest rates at March 31, 2017 and June 30, 2016. All estimated changes presented in the table are within our Board-approved policy limits.

	Economic Value of Equity (EVE)			EVE as a Percent of Portfolio Value of Assets
Basis Point Change in Interest Rates	(dollars in thousands)
	Dollar Amount	Dollar Change	Percent Change	EVE Ratio	Change (in bps)
March 31, 2017:
200	146,875	(19,964)	(12.0)	10.99	(90)
100	159,761	(7,078)	(4.2)	11.66	(23)
—	166,840	—	—	11.89	—
(100)	164,968	(1,871)	(1.1)	11.52	(37)
June 30, 2016:
200	130,967	(25,380)	(16.2)	10.78	(141)
100	147,104	(9,243)	(5.9)	11.78	(42)
—	156,347	—	—	12.19	—
(100)	169,597	13,250	8.5	12.92	73

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $178.4 million. Securities classified as available for sale, which provide an additional source of liquidity, totaled $99.3 million at March 31, 2017.

At March 31, 2017, we had the ability to borrow up to $259.3 million from the Federal Home Loan Bank of New York, $24.4 million of which was outstanding. At March 31, 2017, we also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $83.9 million, none of which was outstanding at that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or the Federal Reserve Bank of New York.

At March 31, 2017, we had $71.6 million of loan commitments outstanding and $22.8 million of approved, but unadvanced, funds to borrowers. We also had $0.7 million in outstanding letters of credit at March 31, 2017.

Certificates of deposit due within one year of March 31, 2017 totaled $112.7 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at March 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2017, the Company had no liquid assets because the conversion stock offering had not yet been completed.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation. At March 31, 2017, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2017, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of PCSB Financial Corporation (1)

3.2	Bylaws of PCSB Financial Corporation (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.0	The following materials for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (3)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215052).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215052).
(3)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCSB FINANCIAL CORPORATION

Date: May 12, 2017	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: May 12, 2017	/s/ Scott D. Nogles
Scott D. Nogles
Executive Vice President and Chief Financial Officer