Form 10-K
period 2017-06-30
PCSB Financial Corp
filed 2017-09-27
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-38065

PCSB FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	81-4710738
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2651 Strang Blvd., Suite 100, Yorktown Heights, New York	10598
(Address of Principal Executive Offices)	(Zip Code)

(914) 248-7272

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 31, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $0.

As of September 27, 2017, there were issued and outstanding 18,165,110 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders (Part III).

Forward Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  See “Risk Factors” contained in Item 1A.

Item 1. Business

PCSB Financial Corporation

PCSB Financial Corporation (“PCSB Financial” or the “Company”) is the bank holding company for PCSB Bank (the “Bank”).  On April 20, 2017, the Company completed its initial public offering in connection with the Bank’s conversion from a mutual savings bank to a stock savings bank, selling 17,826,408 shares of common stock at a price of $10.00 per share.  In addition, the Company contributed 338,702 shares of common stock to the PCSB Community Foundation, a charitable foundation formed in connection with the conversion. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Company’s executive offices/headquarters are located at 2651 Strang Blvd., Suite 100, Yorktown Heights, NY 10598, and the telephone number at that address is (914) 248-7272.

PCSB Bank

PCSB Bank is a New York-chartered stock savings bank that serves the banking needs of customers in the Lower Hudson Valley of New York State.  We operate from our executive offices/headquarters and 15 banking offices located in Dutchess (3 offices), Putnam (3 offices), Rockland (1 office) and Westchester (8 offices) Counties, New York.  Our primary business activity is attracting deposits from the general public and using those funds primarily to originate and purchase commercial real estate and business loans, originate one-to four-family loans and purchase investment securities.  We are subject to comprehensive regulation and examination by the New York State Department of Financial Services (the “NYSDFS”) and by the Federal Deposit Insurance Corporation (the “FDIC”).

Our website address is www.pcsb.com.  Information on our website is not and should not be considered a part of this annual report.

Market Area

Our primary market area encompasses all of Putnam and Westchester Counties, and parts of Dutchess and Rockland Counties in New York, which are the counties in which our offices are located, and the surrounding areas.  We view Westchester County, which borders the Bronx (New York City’s northernmost borough) and is more populous than the other counties, as a primary area for growth, particularly for commercial lending and deposit opportunities.  Westchester County includes a high concentration of office, medical, retail, industrial, mixed use and multi-family real estate buildings and businesses.  Our primary focus in this marketplace is small to middle market businesses in these segments.  Rising real estate values and lack of available commercial space in Brooklyn and Manhattan has caused businesses to migrate to central and lower Westchester County, which has increased the demand for flex-industrial and multi-family loans in our market area. Dutchess, Putnam and Rockland Counties offer similar commercial opportunities to Westchester County, but on a significantly smaller scale, and provide greater opportunities in residential mortgage lending and consumer lending and in retail deposit gathering.  The close proximity of Bronx County, New York City, Fairfield County, Connecticut, and Bergen County, New Jersey, to our market area also creates a secondary area of opportunity for office, industrial and multi-family property loans.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area, many of which are significantly larger than we are and, therefore, have greater resources.  We compete with these larger institutions particularly in our Westchester County market area.  We also face competition for funds from other financial service companies such as brokerage firms, money market funds, mutual funds and other corporate and government securities issuers.

Competition for loans comes primarily from the many financial institutions operating in our market area. Our experience in recent years has been that many financial institutions in our market area, especially community banks seeking to expand their commercial loan portfolios and institutions located in highly competitive Westchester County, have been willing to price commercial loans aggressively in order to gain market share.

Lending Activities

Commercial Real Estate Loans.  At June 30, 2017, commercial real estate loans were $437.7 million, or 53.8%, of our total loan portfolio.  Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities, and multi-family properties.  At June 30, 2017, multi-family residential real estate loans, which are described below, totaled $91.5 million.  Excluding multi-family loans, $78.1 million of our commercial real estate portfolio was owner occupied real estate and $268.1 million was secured by income producing, or non-owner occupied real estate.

At June 30, 2017, substantially all of our commercial real estate loans were secured by properties located in the lower Hudson Valley; however, we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards.  In addition to originating these loans, we also purchase and participate in commercial real estate loans with other financial institutions.  Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans.

We originate a variety of adjustable-rate commercial real estate loans with terms and amortization periods generally up to 25 years, which may include balloon payment loans. Interest rates and payments on our adjustable-rate loans adjust every five, seven or ten years and generally are indexed to the prime rate or the corresponding Treasury rate, plus a margin. We generally include pre-payment penalties on commercial real estate loans we originate.

In underwriting commercial real estate loans, we consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum of 120%), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Commercial real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower. Generally, guarantees are obtained from commercial real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

At June 30, 2017, our largest commercial real estate loan had an outstanding balance of $9.7 million and is secured by a non-owner occupied industrial property. At June 30, 2017, this loan was performing according to its original terms.

Multi-Family Residential Real Estate Loans.  At June 30, 2017, multi-family real estate loans were $91.5 million, or 11.3%, of our total loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units in our market area.  In addition to originating these loans, we also purchase and participate in multi-family residential real estate loans with other financial institutions. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans.

We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally up to 30 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every five, seven or ten years and generally are indexed to the prime rate or the corresponding Treasury rate, plus a margin. We generally include pre-payment penalties on multi-family residential real estate loans we originate.

In underwriting multi-family residential real estate loans, we consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum of 120%), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family residential real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower.  Generally, guarantees are obtained from multi-family residential real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

At June 30, 2017, our largest multi-family residential real estate loan had an outstanding balance of $7.4 million and is secured by a 208-unit apartment complex.  At June 30, 2017, this loan was performing according to its original terms.

Commercial Business Loans.  We originate commercial term loans and variable lines of credit to a variety of small and medium sized businesses in our market area. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At June 30, 2017, commercial business loans were $80.1 million, or 9.8% of our total loan portfolio. Customers for these loans include professional businesses, multi-generational family-owned businesses, and not for profit businesses. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, which would enhance our interest rate spread and overall profitability.

The commercial business loans we offer include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate, plus a margin. Commercial business loans typically have shorter terms to maturity, higher interest rates than commercial real estate loans, and may involve more credit risk because of the type and nature of the collateral.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.  Depending on the collateral used to secure the loans, commercial loans are generally made in amounts of up to 75% of the value of the collateral securing the loan.  All of these loans are secured by assets of the respective borrowers.

At June 30, 2017, $11.7 million of business loans are to developers to purchase land. These loans are underwritten for projects with appropriate construction or development approvals already in place, have variable rates of interest and terms up to 3 years.  Additionally, these loans are made in amounts up to 50% of the land value.

At June 30, 2017, our largest commercial business loan had an outstanding balance of $6.9 million and is secured by a commercial condominium property. At June 30, 2017, this loan was performing according to its original terms.

Construction Loans.  We originate loans to finance the construction of one- to four-family residential properties, and commercial and multi-family properties.  At June 30, 2017, construction and land development loans were $22.4 million, or 2.8% of our total loan portfolio, consisting of $13.9 million of one- to four-family residential construction loans and $8.5 million of commercial and multi-family real estate construction loans.  The majority of these loans are secured by properties located in our primary market area.  PCSB Bank will occasionally, through a local nonprofit, fund the construction of low-income multi-family properties.

Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 24 months.  Interest is generally a variable rate based on the prime rate, plus a margin.  At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be payable in full.  Loans generally can be made with a maximum loan-to-value ratio of 75% of the appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we generally require an appraisal of the property by an independent licensed appraiser. We also generally require an inspection of the property before disbursement of funds during the term of the construction loan.  Loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.

At June 30, 2017, our largest construction and land development loan had an outstanding balance of $5.0 million and is secured by a 12-unit mixed use condominium project. At June 30, 2017, this loan was performing according to its original terms.

Residential Mortgage Loans.  Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner.  At June 30, 2017, one- to four-family residential real estate loans were $217.8 million, or 26.8% of our total loan portfolio, consisting of $190.2 million of fixed-rate loans and $27.6 million of adjustable-rate loans.

We offer fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years.  Some of the properties include two- to four-unit properties, all of which are classified as residential mortgage loans.  Our one- to four-family residential mortgage loans that we originate or purchase are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency.  We also originate loans above the conforming limits, which are referred to as “jumbo loans.”  We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans.  Jumbo loans are common in our market area. We generally retain one- to four-family residential mortgage loans in our portfolio.

We originate our adjustable-rate one- to four-family residential mortgage loans with initial interest rate adjustment periods of one, three, five, seven or ten years, based on changes in a designated market index. These loans are limited to a 200 basis point initial increase in their interest rate, a 200 basis point increase in their interest rate annually after the initial adjustment, and a maximum upward adjustment of 400 to 600 basis points over the life of the loan. We determine whether a borrower qualifies for an adjustable-rate mortgage loan in conformance with the underwriting guidelines set forth by Fannie Mae and Freddie Mac in the secondary mortgage market.  In particular, we determine whether a borrower qualifies for an adjustable-rate mortgage loan with an initial fixed-rate period of five years or less based on the ability to repay both principal and interest using an interest rate which is 2.0% above the initial interest rate, including a reasonable estimate of real estate taxes and insurance, and taking into account the maximum debt-to-income ratio stipulated in the underwriting guidelines in the secondary mortgage market.  The qualification for an adjustable-rate mortgage loan with an initial fixed-rate period exceeding five years is based on the borrower’s ability to repay at the initial fixed interest rate.

We will originate one- to four-family residential mortgage loans with loan-to-value ratios up to 80% without private mortgage insurance. We will originate loans with loan-to-value ratios of up to 95% with private mortgage insurance and where the borrower’s debt does not exceed 45% of the borrower’s monthly cash flow.  To encourage lending to low- and moderate-income home buyers, we have several in-house developed programs which can include low down payments, lender-paid PMI, a lower than market interest rate, or a grant to be used towards closing costs.

We generally do not offer “interest only” mortgage loans on one- to four-family residential properties.  We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.  Additionally, outside of the loan programs mentioned previously, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Home Equity Lines of Credit.  At June 30, 2017, the outstanding balance owed on home equity lines of credit was $41.9 million, or 5.2 % of our total loan portfolio.  Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate, plus a margin.

The procedures for underwriting home equity lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount.

The home equity lines of credit that we originate are revolving lines of credit which generally have a term of 25 years, with draws available for the first ten years.  Our 25-year lines of credit are interest only during the first ten years, and amortize on a fifteen-year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 75% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 75% on a case-by-case basis. Maximum loan-to-value ratios are determined based on an applicant’s credit score, property value, loan amount and debt-to-income ratio. Rates are adjusted monthly based on changes in a designated market index.

Other Loans.  We offer consumer and business installment loans. At June 30, 2017, other loans were $13.7 million, or 1.7% of total loans, and included $233,000 of personal loans and $13.5 million of business installment loans.  The procedures for underwriting consumer and installment loans include an assessment of the applicant’s and guarantor’s, if applicable, payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Loan Underwriting Risks

Commercial and Multi-Family Real Estate Loans.  Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans.  In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.  An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Construction Loans.  Our construction loans are based upon estimates of costs and values and the absorption associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.  All construction loans require an unlimited guarantee of completion (construction, including certificate of occupancy) for the project.

Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value before its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of state and local governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Typically, for-rent commercially occupied properties require minimum pre-leasing; and for condominiums or cooperative for sale development loans, the project is underwritten as a multi-family rental property. Our ability to continue to originate a significant amount of construction loans is dependent on the strength of the housing and commercial real estate markets in our market areas.

Commercial Business Loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral consists of real estate, accounts receivable, inventory or equipment.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Adjustable-Rate Loans.  While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability of the underlying property also may be adversely affected in a high interest rate environment.  In addition, although adjustable-rate loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is somewhat limited by the annual and lifetime interest rate adjustment limits on residential loans.

Consumer Loans.  Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management.  The board of directors has granted loan approval authority to certain senior officers up to prescribed limits not exceeding $4.0 million depending on the officer’s experience.  Loans approved under these officer authorities require dual signatures of the loan officer assigned to the loan and the officer with the appropriate approval authority.  Loans in excess of $4.0 million and up to $17.0 million require approval of the Loan Committee of the board of directors, as do any extensions of credit to classified borrowers or extensions of credit in excess of $2.0 million.  Loans that involve exceptions to policy, including loans in excess of our internal loans-to-one borrower limitation, must be authorized by the Loan Committee of the board of directors.  Exceptions are reported to the board of directors monthly.

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential and commercial mortgage-backed securities, municipal government securities, deposits at the Federal Home Loan Bank of New York, certificates of deposit of federally insured institutions, and investment grade corporate bonds. We also are required to maintain an investment in Federal Home Loan Bank of New York stock, which investment is based on the level of our Federal Home Loan Bank borrowings. Although we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at June 30, 2017. At June 30, 2017, our investment portfolio had a fair value of $495.4 million and consisted primarily of U.S. Government securities, U.S. Government agency securities, including residential and commercial mortgage-backed securities, collateralized mortgage obligations and investment grade corporate bonds.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide a use of funds when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. Our management is responsible for implementation of the investment policy and monitoring our investment performance.  The Asset/Liability Committee reviews the status of our investment portfolio quarterly.  See Note 4 to Notes to Consolidated Financial Statements.

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for our lending and investment activities. To a lesser degree, we also use borrowings, primarily Federal Home Loan Bank of New York advances, to supplement cash flow needs, as needed. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts.  The substantial majority of our deposits are from depositors who reside in our primary market area. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses. At June 30, 2017, our deposits totaled $1.1 billion and included $38.4 million of municipal deposits held by our commercial bank subsidiary, PCSB Commercial Bank.

Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, and customer preferences and concerns. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and services and to periodically offer special rates in order to attract deposits of a specific type or term.

Borrowings.  We primarily utilize advances from the Federal Home Loan Bank of New York to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and securities which are obligations of, or guaranteed by, the United States. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At June 30, 2017, we had $393.3 million of available borrowing capacity with the Federal Home Loan Bank of New York and had $42.6 million in advances outstanding. All of our borrowings from the Federal Home Loan Bank are secured by investment securities. At June 30, 2017, we also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $85.9 million, none of which was outstanding at that date. This line of credit is secured by certain qualifying 1-4 family residential mortgage loans.

Personnel

At June 30, 2017, we had 157 full-time and 27 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good working relationship with our employees.

Subsidiaries

PCSB Bank is the wholly-owned subsidiary of PCSB Financial.  PCSB Bank has three wholly-owned subsidiaries:  PCSB Commercial Bank, PCSB Funding Corp. and PCSB Realty Ltd.  PCSB Commercial Bank, a New York-chartered special purpose commercial bank, is authorized to accept deposits from New York municipalities.  PCSB Funding Corp., a Delaware corporation, is a real estate investment trust that holds certain mortgage assets.  PCSB Realty Ltd., a New York corporation, holds title to real estate properties foreclosed upon by PCSB Bank.

Regulation and Supervision

General

PCSB Bank is a New York-chartered savings bank and is the wholly-owned subsidiary of PCSB Financial, a Maryland corporation, which is a registered bank holding company.  PCSB Bank’s deposits are insured up to applicable limits by the FDIC.  PCSB Bank is subject to extensive regulation by the NYSDFS, as its chartering agency, and by the FDIC, as its deposit insurer.  PCSB Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions.  PCSB Bank is a member of the Federal Home Loan Bank of New York.

As a registered bank holding company, PCSB Financial is regulated by the Federal Reserve Board and NYSDFS.  PCSB Financial is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board and the NYSDFS.  PCSB Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes.

The Dodd-Frank Act made extensive changes in the regulation of depository institutions and their holding companies. The Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau is responsible for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and now has the authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as PCSB Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their federal prudential regulator, although the Consumer Financial Protection Bureau has back-up authority to examine and enforce consumer protection laws against all institutions, including institutions with less than $10 billion in assets.

In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of tougher consolidated capital requirements on holding companies, required the issuance of regulations requiring originators of securitized loans to retain a percentage of the risk for the transferred loans, imposed regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. The Dodd-Frank Act has increased our compliance costs and we expect that these costs will persist.

The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”). The federal agencies have issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds.  PCSB Bank does not engage in activities subject to the Volcker Rule.

Any change in applicable laws or regulations, whether by the NYSDFS, the FDIC, the Federal Reserve Board, New York State or the U.S. Congress, could have a material adverse impact on the operations and financial performance of PCSB Financial and PCSB Bank.  In addition, PCSB Financial and PCSB Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of PCSB Financial and PCSB Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to PCSB Bank and PCSB Financial. The description is limited to certain material aspects of the statutes and regulations that are addressed, and is not intended to be a complete description of such statutes and regulations and their effects on PCSB Bank and PCSB Financial.

New York Banking Laws and Supervision

PCSB Bank, as a New York savings bank, is regulated and supervised by the NYSDFS, which is required to regularly examine each state-chartered bank. The approval of the NYSDFS is required to establish or close branches, to merge with another bank, to issue stock and to undertake many other activities. Any New York savings bank that does not operate according to the regulations, policies and directives of the NYSDFS may be sanctioned. The NYSDFS may suspend or remove directors or officers of a savings bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the NYSDFS has the authority to appoint a receiver or conservator if it is determined that the savings bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

The powers that New York-chartered savings banks can exercise under these laws include, but are not limited to, the following:

Lending Activities.  A New York-chartered savings bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made according to applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.

Investment Activities.  In general, PCSB Bank may invest in certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies), certain types of corporate equity securities, and certain other assets.  However, these investment authorities are constrained by federal law.  See “—Federal Bank Regulation—Investment Activities” for such federal restrictions.

Loans to One Borrower Limitations.  Under the New York Banking Law, PCSB Bank’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exceptions, 15% of its capital stock, surplus fund and undivided profits. The Bank’s lending limit as of June 30, 2017 was $29.4 million. PCSB Bank may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At June 30, 2017, PCSB Bank complied with these loans-to-one-borrower limitations.  At June 30, 2017, PCSB Bank’s largest aggregate amount of loans to one borrower was $22.0 million.

Dividends.  Under New York banking law, PCSB Bank is permitted to declare and pay dividends out of its net profits, unless there is an impairment of capital.  Additionally, the approval of the NYSDFS is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments provided for in the applicable law.

Loans to Directors and Executive Officers.  Under applicable NYSDFS regulations (which are substantially similar to applicable federal banking regulations), PCSB Bank generally may not make a loan or other extension of credit to any of its executive officers or directors unless the loan or other extension of credit (i) is made on terms, including interest rate and collateral, that are not more favorable to the executive officer or director than those customarily offered by PCSB Bank to persons who are not executive officers or directors and who are not employed by PCSB Bank, and (ii) does not involve more than the normal risk of repayment or present other unfavorable features. Depending on the size of the loan or other extension of credit, prior approval of PCSB Bank’s board of directors (with the interested party, if a director, abstaining from participating directly or indirectly in the voting) may be required.

Assessments.  As a New York state-chartered savings bank, PCSB Bank is required to pay to the NYSDFS a general assessment fee in connection with the NYSDFS’ regulation and supervision (including examination) of PCSB Bank. Each state institution is billed five times per each fiscal year, with four estimated quarterly assessments set as approximately 25% of the annual amount based on the NYSDFS’ estimated annual budget at the time of the billing, and a final assessment, or “true-up,” based on the NYSDFS’ actual expenses for the fiscal year.  The FDIC does not charge a state bank for supervision, although as discussed below, it charges all insured depository institutions deposit insurance assessments in connection with its administration of the Deposit Insurance Fund.

Regulatory Enforcement Authority.  Any New York bank that does not operate according to the regulations, policies and directives of the NYSDFS may be subject to sanctions for non-compliance, including seizure of the property and business of the savings bank and suspension or revocation of its charter. The NYSDFS may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the savings bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the NYSDFS may issue an order to cease and desist and impose a fine on the savings bank concerned.  New York consumer protection and civil rights statutes applicable to PCSB Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Recent New York Legislative and Regulatory Developments.  The New York State Legislature and the NYSDFS have adopted and proposed new laws and regulations and issued new guidance in a number of areas affecting PCSB Bank’s operations. These include:

•

In June 2016, the New York Legislature enacted legislation to address "zombie properties", meaning residential property abandoned by a homeowner after the initiation, but prior to the completion of, a foreclosure proceeding. Under this law, a mortgagee bank has a duty to maintain and secure a residential real property where there is a reasonable basis to believe it is vacant and abandoned, and faces civil penalties up to $500 per violation, per property, per day for failing to do so. As enacted, the legislation does not apply to PCSB Bank because we originate, own, service and maintain our own mortgages and we originate less than 0.3 percent of one- to four-family real property mortgages in New York. However, there can be no assurance that any future amendments to this law will not include us.

•

In June 2016, the NYSDFS adopted a regulation that requires New York chartered banks to maintain programs to monitor and filter transactions for potential Bank Secrecy Act and anti-money laundering violations and prevent transactions with sanctioned entities. The regulation requires regulated institutions annually to submit a board resolution or senior officer compliance finding confirming steps taken to ascertain compliance with the regulation. Under the new regulation, which became effective January 1, 2017, banks are required to review their transaction-monitoring and filtering programs and ensure that they are reasonably designed to comply with risk-based safeguards. The institutions also must adopt (at the institution’s option) an annual board resolution or senior officer compliance finding to certify compliance with the regulation beginning April 15, 2018.  The resolution or finding must state that documents, reports, certifications and opinions of officers and other relevant parties have been reviewed by the board of directors or senior official to certify compliance with the regulation. We are assessing the extent to which the new regulation duplicates the federal Bank Secrecy Act compliance requirements and whether it will require us to augment our compliance resources.

•

In March 2017, the NYSDFS adopted a regulation which requires New York chartered banks to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of the savings bank. The regulation, which is similar to guidance issued by the federal bank regulators, requires regulated financial institutions to establish a cybersecurity program; adopt a written cybersecurity policy; designate a Chief Information Security Officer responsible for implementing, overseeing and enforcing its new program and policy; and have policies and procedures designed to ensure the security of information systems and nonpublic information accessible to, or held by, third-parties, along with a variety of other requirements to protect the confidentiality, integrity and availability of information systems. Certain sections of the regulation have transitional periods requiring compliance 180 days to 2 years from the effective day, with written certification of compliance to NYSDFS commencing on February 15, 2018. We believe that our cybersecurity policies and procedures comply with the new regulation.

•

In October 2016, the NYSDFS issued guidance regarding incentive compensation. The guidance prohibits the payment by New York chartered banks of incentive compensation tied to employee performance indicators, such as the number of accounts opened, or the number of products sold per customer, without effective risk management, oversight and control. Banks considering the adoption of such incentive compensation plans must balance between risks and rewards, emplace effective controls and risk management and have strong corporate governance, including active and effective oversight by the board of directors. We will ensure that any incentive compensation plan we adopt will conform to this guidance. See “Management – Executive Compensation-Proposed Short-Term Incentive Plan”.

New York has other statutes and regulations that are similar to the federal provisions discussed below.

Federal Bank Regulation

Capital Requirements.  Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as PCSB Bank, are required to comply with minimum leverage capital requirements. The minimum capital leverage requirement is a ratio of Tier 1 capital to total assets that is not less than 4.0%. Tier 1 capital consists of “CET1” and “Additional Tier 1 capital” instruments meeting specified requirements.  CET1 is defined as common stock, plus related surplus, and retained earnings plus limited amounts of minority interest in the form of common stock, less the majority of the regulatory deductions.

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to risk-weighted categories ranging from 0% to 1,250%, with higher levels of capital being required for the categories perceived as representing greater risk.

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital and Tier 2 capital.  Tier 1 capital consists of common stock, plus related surplus and retained earnings.  Under the new capital rules, for most banking organizations, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the new capital rules’ specific requirements. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that has revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets), sets the leverage ratio at a uniform 4% of total assets and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  PCSB Bank has elected to exercise its one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for purposes of calculating its regulatory capital requirements.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” which, when fully phased in, will consist of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective on January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Standards for Safety and Soundness.  As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities.  All state-chartered FDIC-insured banks, including savings banks, are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under the Investment Company Act of 1940. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York law, whichever is less.

In addition, the FDIC is authorized to permit such a state bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The FDIC has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Banking and Branching.  Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, the Dodd-Frank Act permits banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Regulatory Action.  Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At June 30, 2017, PCSB Bank was classified as a “well capitalized” institution.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits.  Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations.  Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus.  Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate.  In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act.

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal shareholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% shareholder of a financial institution, and certain affiliated interests of these, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement.  The FDIC has extensive enforcement authority over insured state savings banks, including PCSB Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” It may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Federal Insurance of Deposit Accounts.  PCSB Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC.  Deposit accounts in PCSB Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under its risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by regulation, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate by more than two basis points from the base scale without notice and comment rulemaking.  The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. It has recently exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of PCSB Bank. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of PCSB Bank’s deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.

Privacy Regulations.  FDIC regulations generally require that PCSB Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.  In addition, PCSB Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes.  PCSB Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act.  Under the Community Reinvestment Act, or CRA, as implemented by FDIC, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. PCSB Bank’s latest FDIC CRA rating was “Satisfactory.”

New York has its own statutory counterpart to the CRA, which is applicable to PCSB Bank.  New York law requires the NYSDFS to consider a bank’s record of performance under New York law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution.  PCSB Bank’s most recent rating under New York law was “Satisfactory.”

Consumer Protection and Fair Lending Regulations.  New York savings banks are subject to a variety of federal and New York statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.  New York’s Attorney General has vigorously enforced fair lending and other consumer protection laws. The Dodd Frank Act added a new statute that prohibits unfair, deceptive or abusive acts practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the FDIC and state Attorneys General.

USA Patriot Act.  PCSB Bank is subject to the USA PATRIOT Act, which gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Other Regulations

Interest and other charges collected or contracted for by PCSB Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•	Truth in Lending Act, which requires lenders to disclose the terms and conditions of consumer credit;
•

Real Estate Settlement Procedures Act, which requires lenders to disclose the nature and costs of the real estate settlement process and prohibits specific practices, such as kickbacks, and places limitations upon the use of escrow accounts;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act and the New York Executive Law, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
•	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of PCSB Bank also are subject to, among others, the:

•	Truth in Savings Act, which requires financial institutions to disclose the terms and conditions of their deposit accounts;
•	Expedited Funds Availability Act, which requires banks to make funds deposited in transaction accounts available to their customers within specified time frames;
•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	New York banking laws and regulations, which governs deposit powers.

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $115.1 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $115.1 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $15.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements.  PCSB Bank is in compliance with these requirements.

Federal Home Loan Bank System

PCSB Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  PCSB Bank complied with this requirement at June 30, 2017. Based on redemption provisions of the Federal Home Loan Bank of New York, the stock has no quoted market value and is carried at cost.  PCSB Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of New York stock.  At June 30, 2017, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of New York may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. While the FHLBNY currently pays a dividend on its capital stock, there can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of New York stock held by PCSB Bank.

Holding Company Regulation

PCSB Financial, as a bank holding company, is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. In addition, the Federal Reserve Board has enforcement authority over PCSB Financial and its non-savings bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. PCSB Financial has not elected to become a financial holding company.

PCSB Financial is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis), which have historically been similar to, though less stringent than, those of the FDIC for PCSB Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities would no longer be includable as Tier 1 capital, as is currently the case with bank holding companies, subject to certain grandfathering rules.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies (with greater than $1.0 billion of assets) at January 1, 2015.  As is the case with depository institutions themselves, the capital conservation buffer will be phased-in between 2016 and 2019.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of PCSB Financial to pay dividends or otherwise engage in capital distributions.

Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default.

The status of PCSB Financial as a registered bank holding company under the Bank Holding Company Act of 1956 will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

New York Holding Company Regulation.  PCSB Financial is subject to regulation under New York banking law. Among other requirements, PCSB Financial must receive the approval of the NYSDFS before acquiring 10% or more of the voting stock of another banking institution, or to otherwise acquire a banking institution by merger or purchase.

Federal Securities Laws

PCSB Financial’s common stock is registered with the Securities and Exchange Commission. PCSB Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

PCSB Financial qualifies as an emerging growth company under the The Jumpstart Our Business Startups Act (the “JOBS Act”).  Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.”

An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes).  An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement.  Such an election is irrevocable during the period a company is an emerging growth company. PCSB Financial has elected to comply with new or amended accounting pronouncements in the same manner as a public company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. PCSB Financial has policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as PCSB Financial unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition.  The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects.  Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company.  Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with PCSB Financial, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Federal regulations provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board.  Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board. In addition, under New York Banking Law, for a period of three years following completion of a conversion to stock form, no person may directly or indirectly offer to acquire or acquire beneficial ownership of more than 10% of any class of equity security of a converting mutual savings bank without prior written approval of NYSDFS.

Taxation

Federal Taxation

General.  PCSB Financial and PCSB Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to PCSB Financial and PCSB Bank.

Method of Accounting.  For federal income tax purposes, PCSB Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2017, PCSB Bank had no alternative minimum tax credit carryforwards.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. See Note to Notes to Consolidated Financial Statements for additional information.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At June 30, 2017, PCSB Bank had no capital loss carryovers.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from PCSB Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  PCSB Bank’s federal income tax returns and New York State income tax returns have not been audited in the last three years.

State Taxation

In March 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State.  Taxable income is apportioned to New York State based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New York State. The statutory tax rate is currently 6.5%. An alternative tax of 0.15% on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income.  The New York State alternative tax is capped at $5 million for a tax year and is gradually phased out over a six-year period. Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State.

Item 1A. Risk Factors

In the ordinary course of operating our business, we are exposed to a variety of risks inherent to the financial services industry.  The following discusses the significant risk factors that could affect our business and operations.  If any of the following conditions or events actually occur, our business, financial condition or results of operations could be negatively affected, the market price of your investment in the Company’s common stock could decline, and you could lose all or a part of your investment in the Company’s common stock.

Our emphasis on commercial real estate and commercial business lending involves risks that could adversely affect our financial condition and results of operations.

We originate and purchase commercial real estate and commercial business loans.  At June 30, 2017, our commercial real estate and commercial business loans totaled $517.8 million, or 63.6% of our loan portfolio.  While these types of loans are potentially more profitable than residential mortgage loans, they are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.  These loans also generally have relatively large balances to single borrowers or related groups of borrowers.  Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.  See “—Loan Underwriting Risks.”

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total risk-based capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total risk-based capital.  The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We maintain an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable incurred losses within the existing portfolio of loans.  We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions.  If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  Consequently, a problem with one or more loans could require us to significantly increase the level of our provision for loan losses.  In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Material additions to the allowance would materially decrease our net income.

A worsening of economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area.  Local economic conditions have a significant impact on our residential real estate, commercial real estate, construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans.

Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;
•	loan delinquencies, problem assets and foreclosures may increase;
•	collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
•	the value of our securities portfolio may decline; and
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

A continuation of the historically low interest rate environment may hurt our net interest income and operating results.

During the past seven years, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities.  As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available before 2008.  As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can lower interest expense as interest rates decrease.  However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease.  Although the Federal Reserve Board has increased interest rates recently, market interest rates are still at historically low levels.  A continuation of a low interest rate environment may adversely affect our net interest income, which in turn would likely have an adverse effect on our profitability.

Changes in interest rates could hurt our profits.

Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.  Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements.  Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.

If interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread, which would have a negative effect on our profitability.  Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase.  Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.  If interest rates rise, we expect that our net portfolio value of equity would decrease.  Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts.  At June 30, 2017, and assuming a 200 basis point increase in market interest rates, we estimate that our net portfolio value of equity would decrease by $35.8 million, or 15.0%.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk—Net Portfolio Value Simulation.”

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates can still have a material adverse effect on our financial condition and results of operations.  Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.  Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.  For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in the valuation of our securities portfolio could hurt our profits and reduce our capital levels.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securities Portfolio.”

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision and examination by our banking regulators.  Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of PCSB Bank rather than for holders of our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  These regulations, along with the currently existing tax, accounting, securities, deposit insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.  Any change in such regulation and oversight, whether in the form of federal and state taxation, regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.  Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms.  These changes could materially impact, potentially retroactively, how we report our financial condition and results of operations as could our interpretation of those changes.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans and attracting deposits.  Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income.  Competition also makes it more difficult and costly to attract and retain qualified employees.  Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  Our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas.  If we are not able to effectively compete in our market area, our profitability may be negatively affected.  The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the federal banking agencies approved a new rule that has substantially amended regulatory risk-based capital rules. The final rule implements the regulatory capital reforms from the Basel Committee on Banking Supervision (“Basel III”) and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  We have elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for purposes of calculating our regulatory capital requirements.  The final rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement has been phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

We have analyzed the effects of these new capital requirements, and we believe that we would meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect since June 30, 2017.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.  See “Supervision and Regulation—Federal Bank Regulation—Capital Requirements.”

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches.  During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations.  While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

Legal and regulatory proceedings and related matters could adversely affect us.

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in litigation and regulatory proceedings.  Most of these proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters and we may not prevail in any proceeding or litigation. Additionally, regulatory proceedings and litigation can be costly and could divert management resources from the Company’s business. Regardless of the merits of a particular claim, and whether or not we ultimately prevail, litigation and regulatory proceedings could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  These additional sources consist primarily of advances from the Federal Home Loan Bank. As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability in accessing these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

Our success depends on retaining certain key personnel.

Our performance largely depends on the talents and efforts of highly skilled individuals who comprise our senior management team.  We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation.  The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our revenues.  In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.  Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we and our third-party service providers use could be vulnerable to unforeseen problems.  Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Any breach, damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations due to the time and money needed to correct the issue.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.  Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  A failure of such security measures could have a material adverse effect on our financial condition and results of operations.  We have general liability and cyber-related insurance, however there are limitations on coverage as well as dollar amount. Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require reimbursement of customer losses.

Our business may be adversely affected by fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.   While we have policies and procedures designed to prevent such losses, losses may still occur.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers.  We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective.  Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our operating results.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions at a specified date. These estimates and assumptions are based on management’s best estimates and experience at that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of investment securities, our determination of our income tax provision, our determination of goodwill impairment, and our evaluation of the adequacy of our allowance for loan losses.

Our operations may be adversely affected if our external vendors do not perform as expected.

PCSB Financial relies on certain external vendors to provide products and services necessary to maintain its day-to-day operations. The Company’s operations are exposed to the risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could disrupt the Company’s operations. If we are unable to find alternative sources for our vendors’ services and products quickly and cost-effectively, the failures of our vendors could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Counterparties expose the Company to risks.

The Company intends to use derivative financial instruments, primarily interest rate swaps, which will expose it to financial and contractual risks with counterparty banks. Additionally, the Company maintains correspondent bank relationships, manages certain loan participations, and engages in securities transactions and other activities with financial counterparties which are customary in the banking business. Financial risks are inherent in these counterparty relationships.

Our inability to achieve profitability on new branches may negatively affect our earnings.

We may pursue further expansion through de novo branching or the purchase of branches from other financial institutions. The profitability of these branches will depend on whether the income that we generate from the new branches will offset the increased expenses resulting from operating these branches. We expect that it may take a period of time before these branches can become profitable, especially in areas in which we do not have an established presence. During this period, the expense of operating these branches may negatively affect our net income.

The risks presented by acquisitions could adversely affect the Company's financial condition and result of operations.

The Company’s business strategy includes growth through acquisitions, which present risks, including: regulatory approval delays, operations and personnel integration challenges, potential ongoing business disruption, difficulty maintaining uniform standards, controls, procedures and policies, issues with information systems integration and the impairment of relationships with employees and customers as a result of changes in ownership and management.  Further, the asset quality or other financial characteristics of a company may deteriorate after the acquisition agreement is signed or after the acquisition closes.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us.  We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks.  While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks.  Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk.  Accordingly, we could suffer losses as a result of our failure to anticipate and manage these risks.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Any future action by the U.S. Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax could reduce our net deferred tax asset and cause a corresponding charge against earnings.

The net deferred tax asset reported on our balance sheet represents the net amount of income taxes expected to be received upon the reversal of temporary differences between the bases of assets and liabilities as measured by enacted tax laws, and their bases as reported in the financial statements. As of December 31, 2016, our net deferred tax asset was computed using the federal statutory rate of 34%.

The President of the United States and members of Congress have announced plans to lower the federal corporate income tax rate from its current level of 34% and to eliminate the corporate alternative minimum tax.  If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate and/or eliminating the corporate alternative minimum tax, our net deferred tax asset would need to be re-measured. This could result in a reduction of the deferred tax asset in the period of the law change and a corresponding charge against earnings, which could be offset by a reduction of the income tax provision in the year of enactment and future years.

The Company’s stock is subject to market risk.

The Corporation’s common stock is included in the Russell® 3000 and Russell® 2000 Indexes, which are reconstituted annually. Upon reconstitution in May 2017, the average market capitalization of companies in the Russell® 2000 was $1.2 billion, the capitalization of the largest company in the index was $4.4 billion and the capitalization of the smallest company was $144 million. The Corporation’s market capitalization on June 30, 2017 was $309.9 million. The Corporation believes that inclusion in the Russell® indexes has positively impacted the price, trading volume and liquidity of its common stock. Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur.

Loan participations could expose the Company to losses.

We purchase and participate in commercial real estate loans with other financial institutions. The agreements documenting these transactions typically provide for retention by the selling institution of the servicing of the participated loans and require that institution to service the loan with the same degree of care that it uses for loans in its portfolio. However, if the servicing institution fails to administer loans in accordance with its contractual obligations, for example, by neglecting to enforce lender’s rights and remedies against a defaulting borrower, or by waiving or modifying loan terms without our consent, we could incur significant losses, including loss of the outstanding principal balance.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2017, we conducted business through our administrative/headquarters office in Yorktown Heights and our 15 banking offices located in Brewster (main banking office), Eastchester, Fishkill, Greenburgh, Jefferson Valley, Kent, Mahopac, Mount Kisco, Mount Vernon, New City, Pawling (2 branch offices), East White Plains, Somers, and Yorktown Heights, all of which are located in New York.  We own 4 and lease 12 of our properties.  At June 30, 2017, the net book value of our land, buildings, furniture, fixtures and equipment was $13.0 million.  The Company’s and Bank’s executive offices/headquarters are located in a leased facility at 2651 Strang Blvd., Suite 100, Yorktown Heights, New York.

Item 3. Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares of common stock are traded on the NASDAQ Capital Market under the symbol “PCSB”. The approximate number of stockholders of record of the Company’s common stock as of June 30, 2017 is 1,594.

The Company completed its initial public offering on April 20, 2017, and its stock commenced trading on April 21, 2017. The following table sets forth for the periods indicated the intra-day high and low sales prices per share of common stock as reported by The Nasdaq Stock Market. To date, the Company has not paid any dividends to its stockholders. See “Dividends” below. On June 30, 2017, the closing market price of the Company’s common stock was $17.06.

Year Ended June 30, 2017
	High	Low	Dividend
Fourth Quarter (from April 21, 2017)	$17.95	$15.76	$—
Third Quarter	N/A	N/A	—
Second Quarter	N/A	N/A	—
First Quarter	N/A	N/A	—

Dividends

The Company’s board of directors has the authority to declare dividends on our shares of common stock, subject to statutory and regulatory requirements.  In determining whether to pay a cash dividend and the amount of such cash dividend, the board of directors is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, other uses of funds for the long-term value of stockholders, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by applicable law, may be paid in addition to, or in lieu of, regular cash dividends.  PCSB Financial files a consolidated tax return with PCSB Bank.  Accordingly, any cash distributions made by us to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes. Additionally, pursuant to applicable regulations, during the three-year period following our recently completed stock offering, we will not take any action to declare an extraordinary dividend to stockholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the Federal Reserve Board has established requirements with respect to the maintenance of appropriate levels of capital by registered bank holding companies. These regulatory policies and requirements could affect our ability to pay dividends. See “Regulation and Supervision-Holding Company Regulation.” and “–Federal Bank Regulation–Capital Requirements.”

Pursuant to our articles of incorporation, we are authorized to issue preferred stock.  If we issue preferred stock, the holders thereof may have a priority over the holders of our shares of common stock with respect to the payment of dividends. Initially, dividends we can declare and pay will depend upon the net proceeds retained from the stock offering and the earnings received from the investment of those proceeds.  In the future, dividends will depend in large part upon receipt of dividends from PCSB Bank, because we expect to have limited sources of income other than dividends from PCSB Bank, net income earned on the net proceeds of the offering and interest payments received in connection with the loan to the employee stock ownership plan. We have no preferred stock outstanding and currently have no plans to issue preferred stock in the future.

New York banking law and FDIC regulations impose limitations on capital distributions by savings institutions. See “Supervision and Regulation-New York Banking Laws and Supervision-Dividends.”

Any payment of dividends by PCSB Bank to us that would be deemed to be drawn out of PCSB Bank’s bad debt reserves, if any, would require a payment of taxes at the then-current tax rate by PCSB Bank on the amount of earnings deemed to be removed from the reserves for such distribution.  PCSB Bank does not intend to make any distribution to us that would create such a federal tax liability.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company completed its initial public offering on April 20, 2017 through the sale of shares of its common stock, par value $0.01 per share, pursuant to a Registration Statement on Form S-1, as amended (Commission File No. 333-215052), as declared effective on February 10, 2017.  The offering terminated on April 20, 2017 upon the sale of 17,826,408 the shares of common stock at a price of $10.00 per share.  The gross offering proceeds were $178.3 million and the net offering proceeds (after offering expenses) were $174.6 million.  Consistent with the disclosure in the Company’s definitive prospectus dated February 10, 2017, $87.3 million of the net offering proceeds was contributed as capital to PCSB Bank, $14.5 million was used to fund a loan to the PCSB Bank Employee Stock Ownership Plan, and the remainder was retained by the Company as working capital.  Sandler O’Neill & Partners, L.P. served as marketing agent for the offering.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,426,458	$1,262,071	$1,200,750	$976,630	$969,433
Cash and cash equivalents	60,486	41,578	77,761	105,250	147,166
Securities held-to-maturity	383,551	270,679	269,913	267,146	260,629
Securities available-for-sale	111,889	112,351	84,943	72,109	88,015
Loans receivable, net	809,648	782,336	727,134	507,161	449,577
Goodwill and other intangibles	6,665	6,808	6,703	—	—
Total liabilities	1,146,612	1,152,122	1,090,479	864,991	860,058
Deposits	1,088,461	1,112,695	1,060,505	856,518	851,540
Federal Home Loan Bank advances	42,598	20,081	14,000	—	—
Total shareholders’ equity (total equity before June 30, 2017)	279,846	109,949	110,271	111,639	109,375

	For the Year Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$40,958	$39,044	$28,827	$25,864	$26,273
Interest expense	5,293	4,812	3,884	3,634	4,306
Net interest income	35,665	34,232	24,943	22,230	21,967
Provision for loan losses	823	1,859	1,326	903	741
Net interest income after provision for loan losses	34,842	32,373	23,617	21,327	21,226
Non-interest income (1)	4,084	1,951	1,567	1,650	1,298
Non-interest expense (2)(3)	34,431	30,265	23,974	20,651	20,306
Income before income tax expense	4,495	4,059	1,210	2,326	2,218
Income tax expense	1,266	1,133	702	699	732
Net income	$3,229	$2,926	$508	$1,627	$1,486

(1)	Non-interest income for the year ended June 30, 2017 includes a $1.6 million settlement on an acquired loan.
(2)	Non-interest expense for the years ended June 30, 2016 and 2015 include merger expenses of $790,000 and $1.1 million, respectively.
(3)

Non-interest expense for the year ended June 30, 2017 includes a $5.0 million contribution expense related to the Company’s contribution and establishment of the PCSB Community Foundation, as well as a $919,000 curtailment gain on the Bank’s defined benefit pension plan.

	At or For the Year Ended June 30,
	2017	2016	2015		2014	2013
Selected Financial Ratios:
Return on average assets (1)	0.25%	0.24%	0.05%		0.17%	0.15%
Return on average equity (2)	2.14	2.59	0.45		1.47	1.39
Non-interest income to average assets	0.31	0.16	0.15		0.17	0.14
Non-interest expense to average assets	2.64	2.48	2.34		2.14	2.11
Net interest margin (3)	2.88	2.92	2.50		2.30	2.29
Efficiency ratio (4)(8)	86.62	83.64	90.43		86.46	87.28
Average interest-earning assets to average interest-bearing liabilities	122.32	120.01	122.55		125.00	125.35
Loans to deposits	74.38	70.31	68.56		59.21	52.80
Equity to assets (5)	11.59	9.27	11.03		11.47	11.11
Tangible equity to tangible assets (6)	11.13	8.77	10.93		11.47	11.11

Book value per share	$15.41	n/a	n/a		n/a	n/a
Tangible book value per share (8)	$15.04	n/a	n/a		n/a	n/a

Capital Ratios:
Tier 1 capital (to adjusted total assets)	19.95%	8.92%	8.88%		11.73%	11.64%
Tier I capital (to risk-weighted assets)	31.63	13.47	15.47		22.49	23.68
Total capital (to risk-weighted assets)	31.63	13.96	16.03		23.29	24.52
Common equity Tier 1 capital (to risk-weighted assets)	32.21	13.47	15.47		22.49	23.68

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.63	0.51	0.54	(7)	0.80	0.88
Allowance for loan losses as a percent of non- performing loans	42.66	32.17	18.69		22.70	17.91
Net charge-offs to average outstanding loans during the period	(0.04)	0.23	0.27		0.17	0.37
Non-performing loans as a percent of total loans	1.48	1.60	2.87		3.51	4.92
Non-performing assets as a percent of total assets	0.92	1.07	1.78		1.85	2.35

Other Data:
Number of full-service offices	15	15	15		10	9
Number of full-time equivalent employees	171	169	174		138	133

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Represents average equity divided by average total assets.
(6)

Average tangible equity to average tangible assets is a non-GAAP financial measure and represents average tangible equity calculated as a percentage of average tangible assets for the period presented.  We believe that a disclosure of tangible equity to tangible assets may be helpful for those investors who seek to evaluate our equity without giving effect to goodwill and other intangible assets.  The following table presents a reconciliation of average tangible equity to average tangible assets for the periods presented:

	For the Year Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Average equity	$151,026	$112,955	$112,760	$110,671	$106,812
Less: Average goodwill and other intangibles	6,741	6,663	1,158	—	—
Average tangible equity	$144,285	$106,292	$111,602	$110,671	$106,812
Average assets	$1,302,584	$1,218,073	$1,022,363	$964,700	$961,024
Less: Goodwill and other intangibles	6,741	6,663	1,158	—	—
Average tangible assets	$1,295,843	$1,211,410	$1,021,205	$964,700	$961,024
Tangible equity to tangible assets	11.13%	8.77%	10.93%	11.47%	11.11%

(7)

Loans acquired in the CMS Bancorp, Inc./CMS Bank acquisition were recorded at their estimated fair value at the acquisition date and did not include a carry-over of the related pre-acquisition allowance for loan losses.

(8)	Represent non-GAAP financial measures, which we believe may be helpful for investors in evaluating our equity and profitability

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This section is intended to help investors understand the consolidated financial performance of PCSB Financial through a discussion of the factors affecting our financial condition at June 30, 2017 and 2016 and our results of operations for the years ended June 30, 2017 and 2016.  This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this annual report.

Overview

Income.  Our primary source of income is net interest and dividend income. Net interest and dividend income is the difference between interest and dividend income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other sources of income include earnings from customer service fees (mostly from service charges on deposit accounts), bank-owned life insurance and gains on the sale of securities.

Provision for Loan Losses.  The allowance for loan losses is maintained at a level representing management’s best estimate of probable incurred losses in the loan portfolio, based upon management’s evaluation of the portfolio’s collectability. The allowance is established through the provision for loan losses, which is charged against income. Charge-offs are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Allocation of the allowance may be made for specific loans or pools of loans, but the entire allowance is available for the entire loan portfolio.

Expenses.  The noninterest expenses we incur in operating our business consist of salaries and employee benefits, occupancy and equipment, data processing, federal deposit insurance and other general and administrative expenses. Our noninterest expenses are likely to increase as a result of operating as a public company. These additional expenses will consist primarily of legal and accounting fees, expenses of stockholder communications and meetings and stock exchange listing fees.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. We anticipate that we will also recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans, subject to shareholder approval. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock or stock options at specific points in the future.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using a straight-line method based on the estimated useful lives of the related assets or the expected lease terms, if shorter. Data processing expenses are the fees we pay to third parties for the use of their software and for processing customer information, deposits and loans.

Federal deposit insurance premiums are payments we make to the FDIC for insurance of our deposit accounts.

Other expenses include expenses for professional services, advertising, office supplies, postage, telephone, insurance and other miscellaneous operating expenses.

Business Strategy

Based on an extensive review of the current opportunities in our principal market area as well as our resources and capabilities, the Board has adopted the following business strategy:

•

Focus on commercial lending.  We believe that commercial lending offers an opportunity to enhance our profitability while managing credit, interest rate and operational risk. We intend to continue to expand our originations and, to a lesser extent, purchases of commercial real estate and commercial business loans in our primary market area. We anticipate that a majority of our commercial real estate loan originations will range in size from $500,000 to $10.0 million while a majority of our commercial business loan originations will range in size from $100,000 to $5.0 million.

•

Expand banking activities in Southern Westchester County. Southern Westchester County is one of the more populous and economically vibrant areas of New York State. We intend to use our four offices in Southern Westchester County to expand both our commercial and retail activities in this market area. At the same time, we will remain committed to our other market areas and maintain a strong level of banking activities in these areas.

•

Increase core deposits, including demand deposits.  Deposits are our primary source of funds for lending and investment.  We intend to focus on core deposits (which we define as all deposits except for certificates of deposit), particularly non-interest bearing demand deposits, because they are the lowest cost funds and are less sensitive to withdrawal when interest rates fluctuate.  Core deposits represented 72.9% of our total deposits at June 30, 2017.  Going forward, we will seek to increase our core deposits through enhancing our commercial activities and deepening our relationships with our retail customers.

•

Manage credit risk to maintain a low level of non-performing assets.  We believe that strong asset quality is a key to long-term financial success.  Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined credit policies and procedures, appropriate loan underwriting criteria and active credit monitoring.  Our non-performing loans to total loans ratio was 1.48% at June 30, 2017.

•

Balance Sheet Growth. As a result of our efforts to build our management and infrastructure, and given our attractive market area, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk. Accordingly, we intend to increase, on a managed basis, our assets and liabilities, particularly loans and deposits.

Critical Accounting Policies

A summary of our accounting policies is described in Note 2 to Notes to Consolidated Financial Statements.  Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change.  Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions.  Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses.  The allowance for loan losses is established as probable losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the collectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  See Note 5 to Notes to Consolidated Financial Statements for a complete discussion of the allowance for loan losses.

Income Taxes.  We recognize income taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.  See Note 14 to Notes to Consolidated Financial Statements for a complete discussion of income taxes.

Goodwill.  Goodwill resulting from business combination transactions is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  We recognized goodwill in connection with our acquisition of CMS Bancorp, Inc and CMS Bank.  See Notes 7 and 12 to Notes to Consolidated Financial Statements for a complete discussion of our accounting for goodwill and the goodwill created in connection with the acquisition of CMS Bancorp, Inc. and CMS Bank.

Loan Portfolio

General.  Loans are our primary interest-earning asset.  At June 30, 2017, net loans represented 56.8% of our total assets.  The following tables set forth certain information about our loan portfolio.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
Residential	$217,778	26.77%	$226,073	28.79%	$240,448	32.93%	$161,740	31.74%	$117,924	26.07%
Commercial	437,651	53.80	385,827	49.14	324,574	44.46	188,741	37.03	163,807	36.20
Construction	22,404	2.75	25,050	3.19	11,886	1.63	19,517	3.83	20,292	4.49
Total	677,833	83.32	636,950	81.12	576,908	79.02	369,998	72.60	302,023	66.76
Commercial business	80,099	9.84	90,600	11.54	99,699	13.66	96,349	18.91	103,931	22.97
Home equity lines of credit	41,927	5.15	41,180	5.24	40,605	5.56	33,952	6.66	38,089	8.42
Other loans	13,765	1.69	16,476	2.10	12,858	1.76	9,307	1.83	8,349	1.85
Total loans receivable	813,624	100.00%	785,206	100.00%	730,070	100.00%	509,606	100.00%	452,392	100.00%
Plus: net deferred loan origination costs and fees	1,174		1,172		985		1,612		1,170
Less: allowance for loan losses	(5,150)		(4,042)		(3,921)		(4,057)		(3,985)
Loans receivable, net	$809,648		$782,336		$727,134		$507,161		$449,577

Loan Maturity.  The following tables set forth certain information at June 30, 2017 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below.

	At June 30, 2017
	Residential Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Commercial Business Loans	Home Equity Lines of Credit	Other Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$1,436	$8,075	$16,546	$41,078	$7	$264	$67,406
More than one year through two years	1,014	8,797	5,857	13,682	—	646	29,996
More than two years through three years	263	6,665	1	2,842	—	974	10,745
More than three years through five years	1,578	21,661	—	5,781	16	3,434	32,470
More than five years through ten years	12,186	146,456	—	9,793	709	8,330	177,474
More than ten years through fifteen years	33,641	68,283	—	3,137	3,481	—	108,542
More than fifteen years	167,660	177,714	—	3,786	37,714	117	386,991
Total	$217,778	$437,651	$22,404	$80,099	$41,927	$13,765	$813,624

The following table sets forth the dollar amount of all loans at June 30, 2017 that are due after June 30, 2018 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed Rates	%	Floating or Adjustable Rates	%	Total
	(Dollars in thousands)
Residential mortgage loans	$188,741	87.24%	$27,601	12.76%	$216,342
Commercial mortgage loans	108,383	25.23	321,193	74.77	429,576
Construction loans	5,411	92.37	447	7.63	5,858
Commercial business loans	35,125	90.01	3,897	9.99	39,022
Home equity lines of credit	421	1.00	41,499	99.00	41,920
Other loans	12,687	93.97	814	6.03	13,501
Total	$350,768	47.01%	$395,451	52.99%	$746,219

Loan Originations, Purchases and Sales.  Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, referrals from customers, and other professionals.  We generally originate loans for our portfolio rather than for sale in the secondary market.

We occasionally purchase whole loans and loan participation interests from other financial institutions, which consist of interests in commercial real estate loans, multi-family mortgage loans and residential mortgages, primarily in our market area.  At June 30, 2017, we had $104.0 million in purchased whole loan and participation interests.

Asset Quality

Credit Risk Management.  Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.  Management of asset quality is accomplished by internal controls, monitoring and reporting of key risk indicators, and both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk for the purpose of identifying loan weakness in order to minimize loan loss exposure.  From the time of loan origination through final repayment, individual commercial real estate, construction and land development and commercial business loans are assigned a risk rating based on pre-determined criteria and levels of risk.  The risk rating is monitored annually for most loans, and may change during the life of the loan as appropriate.

Internal and independent third-party loan reviews vary by loan type, as well as the nature and complexity of the loan.  Depending on the size and complexity of the loan, some loans may warrant detailed individual review, while other loans may have less risk based upon size, or be of a homogeneous nature reducing the need for detailed individual analysis.  Assets with these characteristics, such as consumer loans and loans secured by residential real estate, may be reviewed on the basis of risk indicators such as delinquency or credit rating.   In cases of significant concern, a total re-evaluation of the loan and associated risks are documented by completing a loan risk assessment and action plan.  Some loans may be re-evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of potential loss exposure and, consequently, the adequacy of specific and general loan loss reserves.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals. When the borrower is in default, we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.  Management informs the board of directors monthly of the amount of loans delinquent more than 30 days.

Delinquent Loans.  The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30, 2017
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential mortgage loans	5	$1,101	10	$3,634
Commercial mortgage loans	—	—	2	993
Construction loans	—	—	2	3,661
Commercial business loans	—	—	2	544
Home equity lines of credit	1	200	4	477
Other loans	—	—	—	—
Total	6	$1,301	20	$9,309

	At June 30, 2016
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential mortgage loans	4	$1,735	12	$3,305
Commercial mortgage loans	—	—	2	820
Construction loans	—	—	2	144
Commercial business loans	1	760	7	1,715
Home equity lines of credit	1	296	3	310
Other loans	1	5	10	589
Total	7	$2,796	36	$6,883

	At June 30, 2015
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential mortgage loans	3	$553	14	$5,539
Commercial mortgage loans	1	498	6	1,195
Construction loans	—	—	5	2,020
Commercial business loans	1	1,474	11	2,355
Home equity lines of credit	—	—	4	424
Other loans	8	259	10	118
Total	13	$2,784	50	$11,651

Non-performing Assets.  Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession.  Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.  Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection.  For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans and troubled debt restructurings:
Residential mortgage loans	$4,357	$5,881	$4,389	$3,659	$3,745
Commercial mortgage loans	497	300	6,308	2,562	7,385
Construction loans	3,661	144	2,020	5,951	2,748
Commercial business loans	2,959	5,048	7,011	5,361	5,809
Home equity lines of credit	598	602	424	132	204
Other loans	—	584	310	—	—
Total	12,072	12,559	20,462	17,665	19,891
Accruing loans past due 90 days or more:
Residential mortgage loans	—	—	—	—	18
Commercial mortgage loans	—	—	—	—	95
Construction loans	—	—	—	—	2,067
Commercial business loans	—	—	514	204	175
Home equity lines of credit	—	—	—	—	—
Other loans	—	4	4	—	—
Total	—	4	518	204	2,355
Total nonperforming loans	12,072	12,563	20,980	17,869	22,246
Real estate owned	977	905	368	211	571
Total non-performing assets	$13,049	$13,468	$21,348	$18,080	$22,817
Troubled debt restructurings (accruing):
Residential mortgage loans	$457	$378	$2,319	$423	$—
Commercial mortgage loans	1,914	8,977	1,388	1,394	1,403
Construction loans	—	—	—	—	3,207
Commercial business loans	3,210	3,909	7,901	7,113	8,144
Home equity lines of credit	11	11	—	—	—
Other loans	—	—	72	2,040	—
Total troubled debt restructurings (accruing)	$5,592	$13,275	$11,680	$10,970	$12,754
Total non-performing assets and troubled debt restructurings (accruing)	$18,641	$26,743	$33,028	$29,050	$35,571
Total non-performing loans to total loans	1.48%	1.60%	2.87%	3.51%	4.92%
Total non-performing loans to total assets	0.85%	1.00%	1.75%	1.83%	2.29%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	1.31%	2.12%	2.75%	2.97%	3.67%

Interest income that would have been recorded for the year ended June 30, 2017 had non-accruing loans been current according to their original terms, amounted to $273,000.

Potential Problem Loans.  Certain loans are identified during our loan review process that are currently performing according to their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower.

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms.  These loans are not classified as impaired. At June 30, 2017, other potential problem loans totaled $6.5 million.

Classified Assets.  The following table sets forth information regarding our classified assets, as defined under applicable regulatory standards, at the dates indicated.

	At June 30,
	2017	2016	2015
	(Dollars in thousands)
Special mention	$192	$5,368	$8,550
Substandard	25,146	35,265	41,866
Doubtful	—	349	—
Loss	—	—	—
Total	$25,338	$40,982	$50,416

Allowance for Loan Losses.  The allowance for loan losses is maintained at levels considered adequate by management to provide for probable incurred loan losses inherent in the loan portfolio at the consolidated balance sheet reporting dates.  The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions, loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2017		2016		2015		2014	2013
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$4,042		$3,921		$4,057		$3,985	$4,945
Provision for loan losses	823		1,859		1,326		903	741
Charge-offs:
Residential mortgage loans	275		400		175		105	217
Commercial mortgage loans	—		10		361		—	122
Construction loans	108		—		327		—	446
Commercial business loans	327		1,668		1,181		743	857
Home equity lines of credit	—		24		43		—	76
Other loans	419		31		104		28	4
Total charge-offs	1,129		2,133		2,191		876	1,722
Recoveries:
Residential mortgage loans	70		—		5		16	—
Commercial mortgage loans	19		178		8		10	5
Construction loans	—		192		—		—	—
Commercial business loans	1,321		—		710		3	6
Home equity lines of credit	—		—		6		—	—
Other loans	4		25		—		16	10
Total recoveries	1,414		395		729		45	21
Net charge-offs (recoveries)	(285)		1,738		1,462		831	1,701
Allowance for loan losses at end of period	$5,150		$4,042		$3,921		$4,057	$3,985
Allowance for loan losses to non-performing loans at end of period	42.66%		32.17%		18.69%		22.70%	17.91%
Allowance for loan losses to total loans outstanding at end of period	0.63%	(1)	0.51%	(1)	0.54%	(1)	0.80%	0.88%
Net charge-offs (recoveries) to average loans outstanding during period	(0.04)%		0.23%		0.27%		0.17%	0.37%

(1)

Loans acquired in the CMS Bancorp, Inc./CMS Bank acquisition were recorded at their estimated fair value at the acquisition date and did not include a carry-over of the related pre-acquisition allowance for loan losses.

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$386	7.50%	26.77%	$237	5.86%	28.79%
Commercial mortgage loans	2,589	50.26	53.80	2,149	53.17	49.14
Construction loans	1,150	22.33	2.75	269	6.66	3.19
Commercial business loans	805	15.63	9.84	1,001	24.76	11.54
Home equity lines of credit	76	1.48	5.15	73	1.81	5.24
Other loans	144	2.80	1.69	313	7.74	2.10
Total	$5,150	100.00%	100.00%	$4,042	100.00%	100.00%

	At June 30,
	2015			2014			2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$193	4.92%	32.93%	$219	5.40%	31.74%	$196	4.92%	26.07%
Commercial mortgage loans	1,766	45.04	44.46	1,622	39.98	37.03	1,409	35.36	36.20
Construction loans	100	2.55	1.63	828	20.41	3.83	601	15.08	4.49
Commercial business loans	1,682	42.90	13.66	1,080	26.62	18.91	1,512	37.94	22.97
Home equity lines of credit	69	1.76	5.56	186	4.58	6.66	161	4.04	8.42
Other loans	111	2.83	1.76	122	3.01	1.83	106	2.66	1.85
Total	$3,921	100.00%	100.00%	$4,057	100.00%	100.00%	$3,985	100.00%	100.00%

See Note 5 to Notes to Consolidated Financial Statements for a complete discussion of the allowance for loan losses.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At June 30,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
U.S. government and agency obligations	$155,559	$155,008	$145,896	$146,202	$169,027	$169,067
Corporate and other debt securities	999	999	—	—	226	227
Mortgage-backed securities – residential	143,452	143,783	72,842	74,139	59,675	59,818
Mortgage-backed securities – collateralized mortgage obligations	59,476	59,387	30,268	30,580	21,150	21,098
Mortgage-backed securities –commercial	24,065	24,411	21,673	22,396	19,835	19,967
Total	$383,551	$383,588	$270,679	$273,317	$269,913	$270,177
Securities available-for-sale:
U.S. government and agency obligations	$63,630	$63,445	$65,953	$66,132	$47,036	$46,917
Corporate and other debt securities	8,460	8,482	8,514	8,646	4,530	4,409
Mortgage-backed securities – residential	39,710	39,930	37,043	37,524	32,791	33,568
Equity securities	32	32	49	49	49	49
Total	$111,832	$111,889	$111,559	$112,351	$84,406	$84,943

At June 30, 2017, we had no investments in a single issuer, other than securities issued by the U.S. government and government agencies, which had an aggregate book value in excess of 10% of our equity.

Securities Portfolio Maturities and Yields.   The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2017.  The tables do not include any estimate of principal payments or prepayments that significantly shorten the average life of mortgage-backed securities. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the following table.  Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.  At June 30, 2017, we did not have any investments in any private-label collateralized mortgage obligations.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Weighted Average	Amortized	Weighted Average	Amortized	Weighted Average	Amortized	Weighted Average	Amortized		Weighted Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)
Securities held-to-maturity:
U.S. government and agency obligations	$49,487	0.98%	$106,072	1.55%	$—	—%	$—	—%	$155,559	$155,008	1.37%
Corporate and other debt securities	999	0.89	—	—	—	—	—	—	999	999	0.89
Mortgage-backed securities – residential	35	4.80	7,070	2.40	29,737	2.05	106,610	2.44	143,452	143,783	2.36
Mortgage-backed securities – collateralized mortgage obligations	—	—	1,975	1.67	9,704	2.29	47,797	2.18	59,476	59,387	2.18
Mortgage-backed securities – commercial	—	—	7,856	1.99	14,281	2.50	1,928	3.31	24,065	24,411	2.40
Total	$50,521	0.98%	$122,973	1.63%	$53,722	2.21%	$156,335	2.37%	$383,551	$383,588	1.93%
Securities available-for-sale:
U.S. government and agency obligations	$16,005	0.85%	$47,625	1.47%	$—	—%	$—	—%	$63,630	$63,445	1.31%
Corporate and other debt securities	—	—	6,460	2.34	2,000	3.00	—	—	8,460	8,482	2.49
Mortgage-backed securities – residential	—	—	—	—	2,761	2.19	36,949	1.83	39,710	39,930	1.85
Equity securities	—	—	—	—	—	—	32	—	32	32	0.00
Total	$16,005	0.85%	$54,085	1.57%	$4,761	2.53%	$36,981	1.82%	$111,832	$111,889	1.59%

Other-than-temporary Impairment.   Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses.  For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended June 30, 2017, 2016 and 2015.

Deposits

Deposits have traditionally been our primary source of funds for our lending and investment activities. The substantial majority of our deposits are from depositors who reside in our primary market area. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses. The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest bearing demand accounts	$136,361	12.53%	$122,740	11.03%	$129,520	12.21%
NOW accounts	115,527	10.61	111,455	10.02	82,890	7.82
Money market accounts	29,097	2.67	31,194	2.80	33,109	3.12
Savings accounts	512,697	47.11	516,249	46.40	500,470	47.19
Certificates of deposit:
Less than $100,000	161,961	12.20	181,827	16.34	185,974	17.54
Greater than or equal to $100,000	132,818	14.88	149,230	13.41	128,542	12.12
Total	$1,088,461	100.00%	$1,112,695	100.00%	$1,060,505	100.00%

At June 30, 2017 and 2016, we had municipal deposits of $38.4 million and $49.4 million, respectively.  Municipal deposits are held by our commercial bank subsidiary, PCSB Commercial Bank.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at June 30, 2017.  Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Dollar Amount
(In thousands)
At June 30, 2017:
Three months or less	$11,426
Over three through six months	7,423
Over six through twelve months	16,235
Over twelve months	97,734
Total	$132,818

The following tables set forth time deposit accounts classified by rate and maturity at June 30, 2017.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$83,311	$18,624	$6,114	$175	$108,224	36.71%
1.01 – 2.00%	23,786	41,583	25,029	93,854	184,252	62.51
2.01 – 3.00%	—	2,124	—	179	2,303	0.78
3.01% and above	—	—	—	—	—	—
Total	$107,097	$62,331	$31,143	$94,208	$294,779	100.00%

Borrowings

We primarily utilize advances from the Federal Home Loan Bank of New York to supplement our supply of investable funds. At June 30, 2017, we had $393.3 million of available borrowing capacity with the Federal Home Loan Bank of New York and had $42.6 million in advances outstanding. At June 30, 2017, we also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $85.9 million, none of which was outstanding at that date. The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	Year Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Maximum balance outstanding at any month-end during period:
Federal Home Loan Bank advances	$42,598	$34,000	$54,050
Average balance outstanding during period:
Federal Home Loan Bank advances	15,911	23,974	14,902
Weighted average interest rate during period:
Federal Home Loan Bank advances	1.32%	0.83%	0.49%
Balance outstanding at end of period:
Federal Home Loan Bank advances	$42,598	$20,081	$14,000
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	1.55%	1.16%	0.52%

Average Balance Sheets and Related Yields and Rates

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material.

	Year Ended June 30,
	2017			2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Loans	$773,590	$33,664	4.35%	$743,995	$32,832	4.41%	$550,281	$23,245	4.23%
Securities	389,910	6,661	1.71	365,593	5,897	1.61	376,716	5,360	1.42
Other interest-earning assets	74,149	633	0.85	62,034	315	0.51	70,319	222	0.32
Total interest-earning assets	1,237,649	40,958	3.31	1,171,622	39,044	3.33	997,316	28,827	2.89
Non-interest-earning assets	64,935			46,451			25,047
Total assets	$1,302,584			$1,218,073			$1,022,363
Liabilities and equity:
NOW accounts	$125,818	$195	0.16	$92,165	$146	0.16	$72,549	$106	0.15
Money market accounts	31,260	83	0.26	32,770	89	0.27	16,272	39	0.24
Savings accounts	525,486	1,289	0.25	512,321	1,487	0.29	465,951	1,442	0.31
Certificates of deposit	313,334	3,516	1.12	315,028	2,891	0.92	244,159	2,225	0.91
Total interest-bearing deposits	995,898	5,083	0.52	952,284	4,613	0.49	798,931	3,812	0.48
Federal Home Loan Bank advances	15,911	210	1.32	23,974	199	0.83	14,902	72	0.49
Total interest-bearing liabilities	1,011,809	5,293	0.52	976,258	4,812	0.49	813,833	3,884	0.48
Non-interest-bearing deposits	126,666			118,871			88,103
Other non-interest-bearing liabilities	13,083			9,989			7,667
Total liabilities	1,151,558			1,105,118			909,603
Total equity	151,026			112,955			112,760
Total liabilities and equity	$1,302,584			$1,218,073			$1,022,363
Net interest income		$35,665			$34,232			$24,943
Interest rate spread			2.79			2.84			2.41
Net interest margin			2.88			2.92			2.50
Average interest-earning assets to average interest-bearing liabilities	122.32%			120.01%			122.55%

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Year Ended June 30, 2017 Compared to Year Ended June 30, 2016			Year Ended June 30, 2016 Compared to Year Ended June 30, 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)
Interest income:
Loans receivable	$(644)	$1,476	$832	$819	$8,768	$9,587
Securities	75	689	764	320	217	537
Other interest-earning assets	235	83	318	125	(32)	93
Total interest-earning assets	(334)	2,248	1,914	1,264	8,953	10,217
Interest expense:
NOW accounts	2	47	49	10	30	40
Money market accounts	(2)	(4)	(6)	6	44	50
Savings accounts	(244)	46	(198)	(41)	86	45
Certificates of deposit	641	(16)	625	16	650	666
Federal Home Loan Bank advances	92	(81)	11	69	58	127
Total interest-bearing liabilities	489	(8)	481	60	868	928
Net increase (decrease) in net interest income	$(823)	$2,256	$1,433	$1,204	$8,085	$9,289

Comparison of Financial Condition at June 30, 2017 and June 30, 2016

Total Assets. Total assets increased $164.4 million, or 13.0%, to $1.4 billion at June 30, 2017 from $1.3 billion at June 30, 2016. The increase is primarily the result of increases of $112.9 million in held to maturity securities, $27.3 million in net loans and $18.9 million in cash and cash equivalents, partially offset by a decrease of $1.4 million in deferred tax asset. The increase in total assets was the result of net proceeds of $163.5 million resulting from the Company’s initial public offering during the current fiscal year.

Cash and Cash Equivalents. Cash and cash equivalents increased $18.9 million, or 45.5%, to $60.5 million at June 30, 2017 from $41.6 million at June 30, 2016. The increase is due primarily to $163.5 million in net conversion proceeds and a $22.5 million increase in advances, partially offset by a $112.9 million increase in held to maturity securities, a $27.3 million increase in net loans and a $24.2 million decrease in deposits.

Securities Held-to-Maturity. Total securities held to maturity increased $112.9 million, or 41.7%, to $383.6 million at June 30, 2017 from $270.7 million at June 30, 2016.  This increase was primarily caused by increases of $102.2 million in mortgage-backed securities, $9.7 million in U.S. government and agency obligations and $1.0 million in municipal securities.

Securities Available for Sale. Total securities available for sale decreased $462,000, or 0.4%, to $111.9 million at June 30, 2017 from $112.4 million at June 30, 2016. This decline was primarily due to decreases of $2.7 million in U.S. government and agency obligations and $164,000 in corporate and other debt securities, partially offset by an increase of $2.4 million in mortgage backed securities.

Net Loans. Net loans increased $27.3 million, or 3.5%, to $809.6 million at June 30, 2017 from $782.3 million at June 30, 2016.  The increase is primarily due to net originations of $51.8 million in commercial mortgages and $747,000 in home equity credit lines, partially offset by net repayments of $10.5 million in commercial loans, $8.3 million in residential mortgages, $2.7 million in consumer and installment loans, and $2.6 million in construction loans.

Deposits. Total deposits decreased $24.2 million, or 2.2%, to $1.1 billion at June 30, 2017 from $1.1 billion at June 30, 2016. This decrease primarily reflects a $36.4 million decrease in certificates of deposit and a $1.5 million decrease in savings accounts, partially offset by a $13.7 million increase in demand accounts.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $22.5 million, or 112.1%, to $42.6 million at June 30, 2017 from $20.1 million at June 30, 2016. The increase was due to a $22.5 million increase in short-term advances.

Total Shareholders’ Equity.  Total equity increased $169.9 million, or 154.5%, to $279.8 million at June 30, 2017 from $109.9 million at June 30, 2016. The increase is primarily due to $178.0 million of additional paid in capital as a result of $163.5 million in net conversion proceeds, net income of $3.2 million and an increase in accumulated other comprehensive income of $2.8 million, offset by $14.3 million in unallocated ESOP shares.

Comparison of Operating Results for the Years Ended June 30, 2017 and June 30, 2016

General. Net income increased $303,000, or 10.4%, to $3.2 million for the year ended June 30, 2017 compared to $2.9 million for the year ended June 30, 2016. The increase was primarily due to a $1.4 million increase in net interest income, a $2.1 million increase in noninterest income, a $1.0 million decrease in the provision for loan losses, partially offset by a $4.2 million increase in noninterest expense and a $133,000 increase in income taxes.

Net Interest Income. Net interest income increased $1.4 million, or 4.2%, to $35.7 million for the year ended June 30, 2017 from $34.2 million for the year ended June 30, 2016. The increase primarily reflects a $1.9 million increase in interest and dividend income, partially offset by a $481,000 increase in interest expense.

Interest and Dividend Income. Interest and dividend income increased $1.9 million, or 4.9%, to $41.0 million for the year ended June 30, 2017 from $39.0 million for the year ended June 30, 2016. The increase primarily reflects a $66.0 million increase in the average balance on interest-earning assets, partially offset by a 2 basis point decrease in the average yield to 3.31% for the year ended June 30, 2017 from 3.33% for the same period last year.

Interest income on loans increased $832,000, or 2.5%, primarily due to a $29.6 million increase in the average balance to $773.6 million for the year ended June 30, 2017 from $744.0 million for the year ended June 30, 2016, partially offset by a 6 basis point decrease in the average yield to 4.35% for the year ended June 30, 2017 from 4.41% for the same period last year.

Interest income on securities increased $764,000, or 13.0%, primarily due to a $24.3 million increase in the average balance of securities to $389.9 million for the year ended June 30, 2017 from $365.6 million for the year ended June 30, 2016 and a 10 basis point increase in the average yield on securities to 1.71% for the current year period primarily due to an increase in market interest rates.

Interest income on other interest-earning assets increased $318,000, or 101.0%, primarily due to a $12.1 million increase in the average balance for the year ended June 30, 2017 and a 34 basis point increase in the average yield to 0.85% from 0.51% for the year ended June 30, 2016. The increase in the yield on other interest-earning assets was primarily due to an increase in market interest rates.

Interest Expense. Interest expense increased $481,000, or 10.0%, to $5.3 million for the year ended June 30, 2017 from $4.8 million for the year ended June 30, 2016.  The increase primarily reflects a $35.6 million increase in the average balance on interest-bearing liabilities and a 3 basis point increase in the average cost to 0.52% for the year ended June 30, 2017 from 0.49% for the same period last year.

Interest expense on interest-bearing deposits and mortgage escrow funds increased $470,000 primarily due to a $43.6 million increase in the average balance to $995.9 million for the year ended June 30, 2017 from $952.3 million for the year ended June 30, 2016 and a 3 basis point increase in the average cost to 0.52% from 0.49% for the year ended June 30, 2016. The increase in the average rate paid on deposits was caused by growth in the medium-term and long-term certificates of deposit, which caused a 20 basis point increase in the rate paid on certificates of deposit.

Interest expense on Federal Home Loan Bank advances increased $11,000 primarily due to a 49 basis point increase in the average cost to 1.32% for the year ended June 30, 2017 from 0.83% for the same period last year, partially offset by an $8.1 million decrease in the average balance to $15.9 million for the year ended June 30, 2017 from $24.0 million for the year ended June 30, 2016.

Provision for Loan Losses. We recorded a provision for loan losses of $823,000 and $1.9 million for the years ended June 30, 2017 and 2016, respectively. The decrease was caused primarily by the Company recognizing $285,000 in net recoveries for the year ended June 30, 2017 compared to $1.7 million in net charge-offs for the year ended June 30, 2016.

Non-Interest Income. Non-interest income increased $2.1 million, or 109.3%, to $4.1 million for the years ended June 30, 2017 compared to $2.0 million for the year ended June 30, 2016. The increase was caused primarily by the receipt of $1.6 million in settlement on a loan charged-off by CMS Bank before the 2015 merger.

Non-Interest Expense. Non-interest expense increased $4.2 million, or 13.8%, to $34.4 million for the year ended June 30, 2017 compared to $30.3 million for the year ended June 30, 2016. The increase was caused primarily by a $5.0 million contribution to PCSB Community Foundation, a $742,000 increase in occupancy and equipment expense, and a $141,000 increase in advertising, partially offset by a $790,000 decrease in merger and acquisition related expenses and a $927,000 decrease in other operating expenses.  The increase in occupancy expense was primarily due to a non-recurring impairment charge on an operating lease totaling $521,000.  The $927,000 decrease in other operating expenses was primarily caused by decreases of $330,000 in FDIC assessment, $336,000 in professional fees, $134,000 in postage and supplies expense and $60,000 in salaries and employee benefits expense.  The decrease in salaries and employee benefits expense was due to a $919,000 benefit recognized on the curtailment of the defined benefit pension plan, partially offset by increases in other salaries and employees benefits.

Income Tax Expense. Income tax expense increased $133,000, or 11.7%, to $1.3 million for the year ended June 30, 2017 from $1.1 million for the year ended June 30, 2016. The increase was caused primarily by a $436,000, or 10.7%, increase in pre-tax income. The effective tax rate was 28.2% and 27.9% for the year ended June 30, 2017 and 2016, respectively.

Comparison of Operating Results for the Years Ended June 30, 2016 and June 30, 2015

General.  Net income increased by $2.4 million, or 476.0%, to $2.9 million for the year ended June 30, 2016 from $508,000 for the year ended June 30, 2015.  The increase was primarily due to a $9.3 million increase in net interest income and a $384,000 increase in noninterest income, partially offset by a $6.3 million increase in noninterest expense, a $533,000 increase in provision for loan losses and a $431,000 increase in income tax expense.  The comparison of operating results between 2016 and 2015 are affected significantly by the fact that the year ended June 30, 2016 contains the full 12 months of operating results from the CMS Bank acquisition, compared to only 2 months for the year ended June 30, 2015.

Net Interest Income.  Net interest income increased $9.3 million, or 37.2%, to $34.2 million for the year ended June 30, 2016 compared to $24.9 million for the year ended June 30, 2015. The increase reflects an $11.9 million increase in average net interest-earning assets to $195.4 million for the year ended June 30, 2016 from $183.5 million for the year ended June 30, 2015 and a 43 basis point increase in the interest rate spread to 2.84% for the year ended June 30, 2016 from 2.41% for the year ended June 30, 2015.

Interest and Dividend Income.  Interest and dividend income increased $10.2 million, or 35.4%, to $39.0 million for the year ended June 30, 2016, compared to $28.8 million for the year ended June 30, 2015. The increase primarily reflects a $174.3 million increase in the average balance on interest-earning assets and a 44 basis point increase in the average yield to 3.33% from 2.89% for the year ended June 30, 2015.

Interest on loans increased $9.6 million primarily due to a $193.7 million increase in the average balance to $744.0 million for the year ended June 30, 2016 from $550.3 million for the year ended June 30, 2015 and an 18 basis point increase in the average yield to 4.41% from 4.23% for the same period.

Interest income on securities increased $537,000 primarily due to a 19 basis point increase in the average yield to 1.61% for the year ended June 30, 2016 from 1.42% for the year ended June 30, 2015, partially offset by a $11.1 million decrease in the average balance to $365.6 million from $376.7 million for the same period.

Interest Expense.  Interest expense increased $928,000, or 23.9%, to $4.8 million for the year ended June 30, 2016 from $3.9 million for the year ended June 30, 2015. The increase primarily reflects a $162.4 million increase in the average balance on interest-bearing liabilities and a 1 basis point increase in the average cost to 0.49% from 0.48% for the year ended June 30, 2016.

Interest expense on interest-bearing deposits increased $801,000, or 21.0%, primarily due to a $153.4 million increase in the average balance to $952.3 million for the year ended June 30, 2016 from $798.9 million for the year ended June 30, 2015 and a 1 basis point increase in the average rate paid on interest-bearing deposits to 0.49% from 0.48% for the same period.

Interest expense on Federal Home Loan Bank advances increased $127,000, primarily due to a $9.1 million increase in the average balance to $24.0 million for the year ended June 30, 2016 from $14.9 million for the year ended June 30, 2015 and a 34 basis point increase in the average cost to 0.83% from 0.49% for the same period.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.9 million for the year ended June 30, 2016 compared to $1.3 million for the year ended June 30, 2015. The growth in the provision reflected management’s assessment of the risks inherent in our loan portfolio and was necessary so that the allowance for loan losses could keep pace with the growth in the loan portfolio for the year ended June 30, 2016.

Noninterest Income.  Noninterest income increased $384,000, or 24.5%, to $2.0 million for the year ended June 30, 2016 from $1.6 million for the year ended June 30, 2015.  The increase was caused by a $161,000 increase in the cash value of bank owned life insurance, a $125,000 increase in other noninterest income and a $98,000 increase in fees and service charges. The increase in cash value of bank owned life insurance was due to the $11.3 million additional investment in bank owned life insurance during the year ended June 30, 2016. The increase in other non-interest income and fees and service charges was due to increased income from the higher amount of loan and deposit accounts resulting from the CMS Bancorp acquisition.

Noninterest Expense.  Noninterest expense increased $6.3 million, or 26.2%, to $30.3 million for the year ended June 30, 2016 from $24.0 million for the year ended June 30, 2015.  The increase is due primarily to the year ended June 30, 2016 containing a full year of expenses related to the CMS Bancorp acquisition. The $6.3 million increase is primarily comprised of a $3.3 million increase in salaries and employee benefits, a $1.1 million increase in occupancy and equipment expenses, a $994,000 increase in other operating expenses and a $668,000 increase in professional fees.

Income Tax Expense.  Income tax expense increased $431,000, or 61.40%, to $1.1 million for the year ended June 30, 2016 from $702,000 for the year ended June 30, 2015. The increase was caused primarily by the $2.8 million increase in pre-tax income, partially offset by a reduction of non-deductible merger expenses in the year ended June 30, 2016 compared to June 30, 2015. The effective tax rate was 27.9% and 58.0% for the years ended June 30, 2016 and 2015, respectively, primarily as a result of the reduction in non-deductible merger expenses.

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, we have established a management-level Asset/Liability Management Committee, which takes initial responsibility for developing an asset/liability management process and related procedures, establishing and monitoring reporting systems and developing asset/liability strategies. On at least a quarterly basis, the Asset/Liability Management Committee reviews asset/liability management with the Investment Asset/Liability Committee that has been established by the board of directors. This Committee also reviews any changes in strategies as well as the performance of any specific asset/liability management actions that have been implemented previously. On a quarterly basis, an outside consulting firm provides us with detailed information and analysis as to asset/liability management, including our interest rate risk profile. Ultimate responsibility for effective asset/liability management rests with our board of directors.

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

Net Portfolio Value Simulation.  We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date.  We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve.  We currently calculate NPV under the assumptions that interest rates increase 100 and 200 basis points from current market rates and that interest rates decrease 100 basis points from current market rates.

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at June 30, 2017. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
200	$290,781	$(35,848)	(11.0)%	21.62%	(130)
100	311,728	(14,901)	(4.6)	22.49	(42)
Flat	326,629	—	—	22.92	—
(100)	331,139	4,510	1.4	22.69	(22)

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements.  Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

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

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $60.5 million.  Securities classified as available-for-sale, which provide an additional source of liquidity, totaled $111.9 million at June 30, 2017.

At June 30, 2017, we had the ability to borrow up to $393.3 million from the Federal Home Loan Bank of New York, $42.6 million of which was outstanding. At June 30, 2017, we also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $85.9 million, none of which was outstanding at that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or the Federal Reserve Bank of New York.

At June 30, 2017, we had $77.6 million of loan commitments outstanding and $45.4 million of approved, but unadvanced, lines of credit. We also had $705,000 in outstanding letters of credit at June 30, 2017.

Certificates of deposit due within one year of June 30, 2017 totaled $107.1 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at June 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity is needed for financing and investing activities. The following table sets forth our primary investing and financing activities for the periods presented.

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Investing activities:
Loan purchases	$(30,926)	$(43,981)	$(3,638)
Disbursement for loan originations, net of principal repayments	(1,131)	(14,314)	(3,221)
Proceeds from maturities and calls of securities held-to-maturity	72,152	107,656	97,971
Proceeds from maturities and calls of securities available-for-sale	32,750	33,058	21,295
Proceeds from sales of securities available -for- sale	—	—	23,701
Purchases of securities held-to-maturity	(195,566)	(112,896)	(94,178)
Purchases of securities available for sale	(23,314)	(56,420)	(25,952)
Financing activities:
Net increase (decrease) in deposits	$(24,109)	$52,778	$(4,274)
Increase (decrease) in Federal Home Loan Bank advances	22,517	6,081	(22,050)
Issuance of common stock	160,072	—	—

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. The Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Company is governed by applicable law and regulations. At June 30, 2017, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $71.3 million.

Capital Resources.  PCSB Financial and PCSB Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board, NYSDFS and the FDIC. At June 30, 2017, PCSB Financial and PCSB Bank each exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines.  See Note 16 of Notes to the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  The following tables present our contractual obligations at June 30, 2017.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Federal Home Loan Bank advances	$42,598	$23,757	$15,253	$266	$3,322
Operating lease obligations	16,445	2,359	3,772	2,919	7,395
Time deposits	294,779	107,097	93,474	94,011	197
Total	$353,822	$133,213	$112,499	$97,196	$10,914

Off-Balance Sheet Arrangements.  We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. See Note 10 of Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Management of Market Risk”.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

PCSB Financial Corporation and Subsidiaries

Yorktown Heights, New York

We have audited the accompanying consolidated balance sheets of PCSB Financial Corporation and Subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.C. generally accepted accounting principles.

/s/ Crowe Horwath LLP

New York, New York

September 27, 2017

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 30,
	2017	2016
ASSETS
Cash and due from banks	$59,115	$36,258
Federal funds sold	1,371	5,320
Cash and cash equivalents	60,486	41,578
Investment Securities:
Held to maturity investment securities, at amortized cost (fair value of $383,588 and $273,317, respectively)	383,551	270,679
Available for sale securities, at fair value	111,889	112,351
Total securities	495,440	383,030
Loans receivable, net of allowance for loan losses of $5,150 and $4,042, respectively	809,648	782,336
Accrued interest receivable	3,693	3,361
Federal Home Loan Bank stock	3,132	2,047
Premises and equipment, net	12,959	10,774
Deferred tax asset, net	4,770	6,164
Foreclosed real estate	977	905
Bank-owned life insurance	23,179	22,557
Goodwill	6,106	6,106
Other intangible assets	559	702
Other assets	5,509	2,511
Total assets	$1,426,458	$1,262,071
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits	$952,109	$990,032
Non-interest bearing deposits	136,352	122,663
Total deposits	1,088,461	1,112,695
Mortgage escrow funds	8,084	7,023
Advances from Federal Home Loan Bank	42,598	20,081
Other liabilities	7,469	12,323
Total liabilities	1,146,612	1,152,122
Commitment and Contingencies	—	—
Preferred Stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2017 and June 30, 2016, respectively)	—	—
Common Stock ($0.01 par value, 200,000,000 shares authorized, 18,165,110 shares issued and outstanding as of June 30, 2017, no shares issued or outstanding as of June 30, 2016)	182	—
Additional Paid in Capital	177,993	—
Retained earnings	121,148	117,919
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(14,262)	—
Accumulated other comprehensive loss, net of income taxes	(5,215)	(7,970)
Total shareholders’ equity	279,846	109,949
Total liabilities and shareholders’ equity	$1,426,458	$1,262,071

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands)

	Year Ended June 30,
	2017	2016	2015
Interest and dividend income
Loans	$33,664	$32,832	$23,245
Investment securities	6,661	5,897	5,360
Federal funds and other	633	315	222
Total interest and dividend income	40,958	39,044	28,827
Interest expense
Deposits	5,083	4,613	3,812
FHLB advances	210	199	72
Total interest expense	5,293	4,812	3,884
Net interest income	35,665	34,232	24,943
Provision for loan losses	823	1,859	1,326
Net interest income after provision for loan losses	34,842	32,373	23,617
Noninterest income
Fees and service charges	1,178	1,053	955
Bank-owned life insurance	622	458	297
Settlement on acquired loan	1,615	—	—
Other	669	440	315
Total noninterest income	4,084	1,951	1,567
Noninterest expense
Salaries and employee benefits	16,901	16,961	13,666
Occupancy and equipment	5,864	5,122	4,018
Charitable foundation contribution	5,000	—	—
Professional fees	1,308	1,644	976
FDIC assessment	558	888	709
Postage, printing, stationary and supplies	547	681	460
Advertising	529	388	332
Amortization of intangible assets	143	158	27
Merger and acquisition-related expenses	—	790	1,147
Other operating expenses	3,581	3,633	2,639
Total noninterest expense	34,431	30,265	23,974
Net income before income tax expense	4,495	4,059	1,210
Income tax expense	1,266	1,133	702
Net income	$3,229	$2,926	$508

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

	Year Ended June 30,
	2017	2016	2015
Net Income	$3,229	$2,926	$508
Other comprehensive income (loss), net of tax:
Change in fair value of available for sale securities	(486)	200	(95)
Changes in funded status of defined benefit plan and other post-retirement benefit plans	3,241	(3,448)	(1,781)
Other comprehensive income (loss)	2,755	(3,248)	(1,876)
Total comprehensive income (loss)	$5,984	$(322)	$(1,368)

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(amounts in thousands, except number of shares)

						Accumulated
			Additional	Unallocated		Other	Total
	Number of	Common	Paid-In	Common Stock of	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity
Balance at July 1, 2014	—	$—	$—	$—	$114,485	$(2,846)	$111,639
Net Income					508		508
Other comprehensive loss	—	—	—	—	—	(1,876)	(1,876)
Balance at June 30, 2015	—	$—	$—	$—	$114,993	$(4,722)	$110,271
Net Income					2,926		2,926
Other comprehensive loss	—	—	—	—	—	(3,248)	(3,248)
Balance at June 30, 2016	—	$—	$—	$—	$117,919	$(7,970)	$109,949
Net Income					3,229		3,229
Other comprehensive income	—	—	—	—	—	2,755	2,755
Issuance of common stock, net of issuance costs	17,826,408	179	174,425	—	—	—	174,604
Issuance of common stock to PCSB Foundation	338,702	3	3,384	—	—	—	3,387
Stock purchased by the ESOP (1,453,209 shares)	—	—	—	(14,532)	—	—	(14,532)
ESOP shares committed to be released (26,975 shares)	—	—	184	270	—	—	454
Balance at June 30, 2017	18,165,110	$182	$177,993	$(14,262)	$121,148	$(5,215)	$279,846

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended June 30,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$3,229	$2,926	$508
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	823	1,859	1,326
Depreciation and amortization	1,427	1,265	752
Amortization of net premiums on securities and net deferred loan origination costs	1,002	943	971
Deferred income tax (benefit) expense, net of valuation reserves	(26)	1,299	586
Net (increase) decrease in accrued interest receivable	(332)	(127)	45
Net gain on sale of foreclosed real estate	(99)	(9)	(1)
Write-downs on foreclosed real estate	—	30	87
Stock contribution to PCSB Community Foundation	3,387	—	—
ESOP Compensation	454	—	—
Earnings from cash surrender value of BOLI	(622)	(458)	(297)
Net accretion of purchase account adjustments	(820)	(1,352)	(132)
Other adjustments, principally net changes in other assets and liabilities	(588)	(431)	(2,203)
Net cash provided by operating activities	7,835	5,945	1,642
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(195,566)	(112,896)	(94,178)
Available for sale	(23,314)	(56,420)	(25,952)
Proceeds from maturities and calls of securities held to maturity	72,152	107,656	97,971
Proceeds from maturities, calls and sales of securities available for sale	32,750	33,058	44,996
Disbursement for loan originations, net of principal repayments	(1,131)	(14,314)	(3,221)
Purchase of loans	(30,926)	(43,981)	(3,638)
Acquisition, net cash paid	—	—	(20,649)
Net (purchase) redemption of FHLB stock	(1,085)	(328)	1,167
Purchase of bank premises and equipment	(3,469)	(3,902)	(549)
Purchase of BOLI	—	(11,275)	—
Proceeds from sale of foreclosed real estate	2,121	1,030	183
Net cash (used in) investing activities	(148,468)	(101,372)	(3,870)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(24,109)	52,778	(4,274)
Net increase (decrease) in short-term FHLB advances	23,636	(5,019)	(31,050)
Proceeds from long-term FHLB advances	15,000	20,100	9,000
Repayment of long-term FHLB advances	(16,119)	(9,000)	—
Net increase in mortgage escrow funds	1,061	385	1,063
Issuance of common stock, net of ESOP stock purchase	160,072	—	—
Net cash provided by (used in) financing activities	159,541	59,244	(25,261)
Net increase (decrease) in cash and cash equivalents	18,908	(36,183)	(27,489)
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	41,578	77,761	105,250
Cash and cash equivalents at end of period	$60,486	$41,578	$77,761

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows - (Continued)

(amounts in thousands)

Supplemental information:
Cash paid for:
Interest	$5,293	$4,814	$3,832
Income taxes (net of refunds)	1,100	(351)	424
Loans transferred to foreclosed real estate and other assets	2,075	1,575	243
Acquisition of noncash assets and liabilities:
Assets acquired	—	—	264,101
Liabilities acquired	—	—	249,295

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At June 30, 2017, the significant assets of the Holding Company were the capital stock of the Bank, investments retained by the Holding Company, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

PCSB Bank is a community-oriented financial institution that provides financial services to individuals and businesses within its market area of Putnam, Southern Dutchess, Rockland and Westchester Counties in New York.  The Bank is a state-chartered stock savings bank and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s primary regulators are the FDIC and the New York State Department of Financial Services.

Merger with CMS Bancorp:  On April 28, 2015, CMS Bancorp and CMS Bank merged with and into the Bank.

Basis of Presentation:  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and include the accounts of the Holding Company, the Bank and the Bank's three subsidiaries – PCSB Funding Corp., PCSB Commercial Bank and PCSB Realty Ltd.  PCSB Funding Corp. is a real estate investment trust that holds certain mortgage assets.  PCSB Commercial Bank is a state-chartered commercial bank authorized to accept the deposits of local governments in New York State. PCSB Realty Ltd. is a corporation that holds certain properties foreclosed upon by the Bank. All intercompany transactions and balances have been eliminated in consolidation. Financial information for the periods before the Company’s initial public offering (“IPO”) on April 20, 2017 are those of the Bank.

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Cash Flows:  Cash and cash equivalents include cash, deposits with other financial institutions, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, and interest bearing deposits in other financial institutions.

Securities:  Certain debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  All other debt and equity securities are classified as available for sale. The Company has no trading securities.

Securities available for sale are reported at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and reported as accumulated other comprehensive income or loss (a separate component of equity), net of related income taxes.

Premiums and discounts on debt securities are amortized to interest income on a level-yield basis over the terms of the securities.  Realized gains and losses on sales of securities are determined based on the amortized cost of the specific securities sold.

Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans:  The Company originates mortgage loans generally secured by existing single-family residential and commercial real estate properties and, to a lesser extent, properties under construction and development.  The Company also originates commercial business loans and certain types of consumer loans.  A substantial portion of the Company’s loan portfolio is secured by real estate properties located in the New York counties of Putnam, Westchester, and Dutchess, and to a lesser extent, New York City and the adjacent New York counties of Orange and Rockland.  The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, unamortized purchase premiums and discounts, and an allowance for loan losses.  Interest income is accrued on the unpaid principal balance.  Interest income on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well secured and in process of collection.  Loan purchase premiums and discounts are amortized over the contractual term of the loans. When loans are placed on non-accrual status, previously accrued but unpaid interest is reversed from income.  Interest received on non-accrual loans is generally applied directly against the principal balance.  Loans are returned to accrual status when all the principal and interest contractually due are brought current and future payments are reasonably assured.

Loan origination fees and certain direct loan origination costs are deferred and amortized to interest income as an adjustment to yield over the contractual term of the loans.  Unamortized fees and costs on prepaid loans are recognized in interest income at the time of prepayment.

Purchased Credit Impaired Loans: The Company purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses.

Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics, such as credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred loan losses. The allowance for loan losses is increased by provisions for loan losses charged to income.  Losses are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible.  Recoveries of loans previously charged off are credited to the allowance when realized.  In management’s judgment, the allowance for loan losses is adequate to absorb probable incurred losses in the existing loan portfolio.

Establishing the allowance for loan losses involves significant management judgments utilizing the best information available at the time.  Those judgments are subject to further review by the Bank’s regulators.  Future adjustments to the allowance for loan losses may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for loans evaluated under the Company’s normal loan review procedures. Loans evaluated on an individual basis for impairment may be measured by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

The Company’s impaired loans are generally collateral dependent.  If the fair value of an impaired loan is less than its recorded investment, an impairment allowance is recognized and included in the allowance for loan losses.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over a thirty-six month period, with heaviest weight placed on the most recent periods.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  lending policies, underwriting, charge-off and collection procedures; national and local economic trends and conditions; trends in nature and volume of the loan portfolio; experience, ability, and depth of lending management and other relevant staff; trends in delinquencies, classified loans and restructurings; quality of the loan review system and Board oversight; value of underlying collateral for collateral dependent loans; existence and effect of concentrations and levels; and effects of external factors, such as competition, legal and regulatory factors.  The following portfolio segments have been identified: residential, other loans secured, commercial mortgage, construction, commercial, home equity and consumer and installment loans.

The risk characteristics of each of the identified portfolio segments are as follows:

Residential Loans – residential loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment income or other income, and are secured by real property whose value tends to be more easily ascertainable.  Repayment of residential loans is subject to adverse employment conditions in the local economy leading to increased default rate and decreased market values from oversupply in a geographic area.  In general, these loans depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness, or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Other Loans Secured – other loans secured by real estate are commercial loans extended for business purposes where a lien is recorded on real estate as collateral in addition to the business assets.  Commercial loans are generally of higher risk than other types of loans as repayment is dependent on the borrower’s ability through business activities to generate sufficient cash flow to repay the loan.  However, these loans carry less risk than commercial loans as the real estate collateral provides an additional source of repayment of the debt through the sale of the real estate in the event business conditions erode the borrowers’ capability to repay the debt through cash flow.  In addition, the sale of the collateral property would require that any sales proceeds be applied to repay the Company’s loan in order to satisfy the recorded lien.

Commercial Mortgage Loans – commercial and multifamily real estate loans are secured by multifamily and nonresidential real estate and generally have larger balances and involve a greater degree of risk than residential real estate loans.  Repayment of commercial and multifamily real estate loans depend on the global cash flow analysis of the borrower and the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property.  Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the cash flow generated from the property securing the loan.  As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  Commercial and multifamily real estate is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with over supply of units in a specific region.

Construction Loans – construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, additional funds may be required to be advanced in excess of the amount originally committed to permit completion of the building.  If the estimate of value proves to be inaccurate, the value of the building may be insufficient to assure full repayment if liquidation is required.  If foreclosure is required on a building before or at completion due to a default, there can be no assurance that all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs will be recovered.

Commercial Loans – commercial loans are generally of higher risk than other types of loans and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  Furthermore, any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value.

Home Equity Lines of Credit – home equity lines of credit consist of both fixed and variable interest rate products.  These are primarily home equity loans to residential mortgage customers within the footprint of the primary lending territory.  These loans generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 75 percent at origination.

Consumer and Installment Loans – consumer and other loans generally have shorter terms and higher interest rates than one-to-four family mortgage loans. In addition, consumer and other loans expand the products and services we offer to better meet the financial services needs of our customers. Consumer and other loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage to, loss of, or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower’s personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Foreclosed Real Estate:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Federal Home Loan Bank (FHLB) Stock:  The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Premises and Equipment:  Premises and equipment are reported at cost less accumulated depreciation and amortization, except for land which is carried at cost.  Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the related assets.  Amortization of leasehold improvements is recognized on a straight-line basis over the term of the lease or the life of the improvement, whichever is shorter.  Costs incurred to improve or extend the life of the existing assets are capitalized.  Repairs and maintenance, as well as renewals and replacements of a routine nature, are charged to expense as incurred.

Bank Owned Life Insurance (BOLI): BOLI policies are reflected on the consolidated statements of financial condition at cash surrender value, net of any deferred fees or loans.  Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of operations and are not subject to income taxes.

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected June 30th as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets, consisting of a core deposit intangible asset arising from a whole bank acquisition, are amortized on an accelerated method over their estimated useful lives of 10 years.

Loan Commitments and Related Financial Instruments:  Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Income Taxes:  Income tax expense is the total of current period income tax due or refundable and the change in net deferred tax assets. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to “temporary differences” between the financial statement carrying amounts and tax bases of existing assets and liabilities.  Deferred tax assets are reduced by a valuation allowance if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in future years.  The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the period that includes the enactment date of the change.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Employee Benefit Plans:  The Company maintains the PCSB Bank 401(k) Plan (the “401(k) Plan”) for substantially all of its employees, and the Retirement Plan of PCSB Bank (the “Employee Retirement Plan”), a defined benefit pension plan, as well as Supplemental Executive Retirement Plans (the “SERPs”), all of which are tax qualified under the Internal Revenue Code.

Employee 401(k) expense is the amount of matching contributions. Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. SERP expense is the net of interest cost and service cost, which allocates the benefits over years of service.

The Holding Company and Bank maintain the PCSB Bank Employee Stock Ownership Plan (the “ESOP”). Compensation expense related to the ESOP is recorded during the period in which the shares become committed to be released to participants. The compensation expense is measured based upon the average fair market value of the stock during the period, and, to the extent that the fair value of the shares committed to be released differs from the original cost of such shares, the difference is recorded as an adjustment to additional paid-in capital.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Reporting:  While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications:  Certain prior period amounts have been reclassified to conform to the current presentation. Reclassifications had no effect on prior periods net income or equity.

Earnings per share:   Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. There were no dilutive instruments at June 30, 2017 or 2016. Due to the IPO taking place on April 20, 2017, earnings per share for the period from IPO to June 30, 2017 was deemed not meaningful by management.

Note 2. Recent Accounting Pronouncements

The pronouncements discussed below are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on our financial position, results of operations or disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers.” The amendments in ASU 2014-09 provide a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of PCSB Bank’s revenue comes from financial instruments such as debt securities and loans that are outside the scope of the guidance. The amendments in ASU 2014-09 also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. For public entities, ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall.” The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. Among other changes, ASU 2016-01 would require equity securities to be measured at fair value with changes in fair value recognized through net income, but would allow equity securities that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments would simplify the impairment assessment of such equity securities and would require enhanced disclosure about these investments. ASU 2016-01 would also require separate presentation of financial assets and liabilities by measurement category and type of instrument, such as securities or loans, on the balance sheet or in the notes, and would eliminate certain other disclosures relating to the methods and assumptions used to estimate fair value. For public entities, the amendments in ASU 2016-01 are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact that ASU 2016-02 will have on the Company’s consolidated financial position, results of operations and disclosures.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including loans, debt securities, and other financial assets. The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by recording an allowance for current expected credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact that ASU 2016-13 will have on the Company’s consolidated financial position, results of operations and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for the Company beginning January 1, 2020, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. Management expects ASU 2017-04 will not have a significant impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08 "Receivables - Non-Refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The ASU requires premiums on callable debt securities to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2017-08 will not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

Note 3. Shareholders' Equity

The Company completed its initial public offering (“IPO”) on April 20, 2017, in connection with the Bank’s mutual-to-stock conversion, resulting in gross proceeds of $178.3 million, through the sale of 17,826,408 shares, including 1,453,209 shares sold to the PCSB Bank Employee Stock Ownership Plan (ESOP), at the offering price of $10.00 per share. In addition, the Company also contributed 338,702 shares of its common stock and $1.6 million in cash to the PCSB Community Foundation. Expenses related to the offering were approximately $3.7 million, which resulted in net proceeds of approximately $174.6 million prior to the contribution to PCSB Community Foundation. The Company lent approximately $14.5 million to the ESOP and retained approximately $87.3 million of the net proceeds of the offering prior to the contribution to PCSB Community Foundation. The remainder of the net proceeds was contributed to the Bank.

Prior to the IPO, the Company had no outstanding shares.

Note 4. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2017 and June 30, 2016 were as follows:

	June 30, 2017
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$63,630	$31	$(216)	$63,445
Corporate and other debt securities	8,460	58	(36)	8,482
Mortgage-backed securities – residential	39,710	363	(143)	39,930
Equity securities	32	—	—	32
Total available for sale	$111,832	$452	$(395)	$111,889
Held to maturity:
U.S. Government and agency obligations	$155,559	$23	$(574)	$155,008
Corporate and other debt securities	999	—	—	999
Mortgage-backed securities – residential	143,452	828	(497)	143,783
Mortgage-backed securities – collateralized mortgage obligations	59,476	146	(235)	59,387
Mortgage-backed securities – commercial	24,065	412	(66)	24,411
Total held to maturity	$383,551	$1,409	$(1,372)	$383,588

	June 30, 2016
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$65,953	$204	$(25)	$66,132
Corporate and other debt securities	8,514	132	—	8,646
Mortgage-backed securities – residential	37,043	542	(61)	37,524
Equity securities	49	—	—	49
Total available for sale	$111,559	$878	$(86)	$112,351
Held to maturity:
U.S. Government and agency obligations	$145,896	$357	$(51)	$146,202
Mortgage-backed securities – residential	72,842	1,342	(45)	74,139
Mortgage-backed securities – collateralized mortgage obligations	30,268	350	(38)	30,580
Mortgage-backed securities – commercial	21,673	723	—	22,396
Total held to maturity	$270,679	$2,772	$(134)	$273,317

There were no sales of or realized gains or losses on investment securities for the years ended June 30, 2017 or 2016. The Company sold $23.7 million of investment securities in the year ended June 30, 2015 and realized no gain or loss on sale.

The following table presents the fair value and carrying amount of debt securities at June 30, 2017 and June 30, 2016, by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(in thousands)
June 30, 2017:
1 year or less	$50,486	$50,413	$16,005	$15,988
1 to 5 years	106,073	105,594	54,085	53,975
5 to 10 years	—	—	2,000	1,964
Mortgage-backed securities	226,992	227,581	39,710	39,930
Total	$383,551	$383,588	$111,800	$111,857

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(in thousands)
June 30, 2016:
1 year or less	$22,005	$22,033	$19,490	$19,495
1 to 5 years	118,946	119,120	46,902	47,149
5 to 10 years	632	637	5,127	5,187
Due after 10 years	4,313	4,412	2,948	2,947
Mortgage-backed securities	124,783	127,115	37,043	37,524
Total	$270,679	$273,317	$111,510	$112,302

Securities pledged had carrying amounts of $95.5 million and $93.1 million at June 30, 2017 and June 30, 2016, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2017 and June 30, 2016:

	June 30, 2017
	Less than 12 months		Greater than 12 months		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
U.S. Government and agency obligations	$41,900	$(200)	$3,993	$(16)	$45,893	$(216)
Corporate and other debt securities	1,964	(36)	—	—	1,964	(36)
Mortgage-backed securities – residential	18,861	(111)	3,200	(32)	22,061	(143)
Total available for sale	$62,725	$(347)	$7,193	$(48)	$69,918	$(395)
Held to maturity:
U.S. Government and agency obligations	$113,511	$(531)	$5,981	$(43)	$119,492	$(574)
Corporate and other debt securities	999	—	—	—	999	—
Mortgage-backed securities – residential	39,754	(467)	1,626	(30)	41,380	(497)
Mortgage-backed securities – collateralized mortgage obligations	26,622	(141)	4,444	(94)	31,066	(235)
Mortgage-backed securities – commercial	9,092	(66)	—	—	9,092	(66)
Total held to maturity	$189,978	$(1,205)	$12,051	$(167)	$202,029	$(1,372)

	June 30, 2016
	Less than 12 months		Greater than 12 months		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
U.S. Government and agency obligations	$19,462	$(22)	$1,007	$(3)	$20,469	$(25)
Mortgage-backed securities – residential	11,912	(52)	676	(9)	12,588	(61)
Total available for sale	$31,374	$(74)	$1,683	$(12)	$33,057	$(86)
Held to maturity:
U.S. Government and agency obligations	$22,000	$(44)	$7,993	$(7)	$29,993	$(51)
Mortgage-backed securities – residential	6,886	(19)	4,895	(26)	11,781	(45)
Mortgage-backed securities – collateralized mortgage obligation	4,420	(20)	1,333	(18)	5,753	(38)
Total held to maturity	$33,306	$(83)	$14,221	$(51)	$47,527	$(134)

As of June 30, 2017, the Company’s security portfolio consisted of $495.4 million in securities, of which 156 securities with a fair value of $271.9 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s U.S. Government and agency obligations and mortgage-backed securities.

As of June 30, 2016, the Company’s security portfolio consisted of $383.0 million in securities, of which 52 securities with a fair value of $80.6 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s U.S. Government and agency obligations and mortgage-backed securities.

There were no securities for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of June 30, 2017 and June 30, 2016. Management believes the unrealized losses are primarily a result of changing interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of June 30, 2017 and June 30, 2016.

Note 5. Loans

Loans receivable are summarized as follows at June 30 (in thousands):

	2017	2016
Mortgage loans:
Residential	$217,778	$226,073
Commercial	437,651	385,827
Construction	22,404	25,050
Net deferred loan origination costs	397	319
Total mortgages	678,230	637,269
Commercial and consumer loans:
Commercial loans	33,297	40,607
Other loans secured	46,802	49,993
Home equity lines of credit	41,927	41,180
Consumer and installment loans	13,765	16,476
Net deferred loan origination costs	777	853
Total commercial and consumer loans	136,568	149,109
Total loans receivable	814,798	786,378
Allowance for loan losses	(5,150)	(4,042)
Loans receivable, net	$809,648	$782,336

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended June 30, 2017, 2016 and 2015 (in thousands):

	For the year ended June 30, 2017
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$237	$290	$(237)	$70	$360
Commercial	2,149	421	—	19	2,589
Construction	269	989	(108)	—	1,150
Commercial loans	604	(1,387)	—	1,223	440
Other loans secured	397	195	(325)	98	365
Home equity lines of credit	73	3	—	—	76
Consumer and installment loans	313	243	(416)	4	144
Acquired:
Residential	—	64	(38)	—	26
Commercial loans	—	2	(2)	—	—
Consumer and installment loans	—	3	(3)	—	—
Total	$4,042	$823	$(1,129)	$1,414	$5,150

	For the year ended June 30, 2016
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$193	$444	$(400)	$—	$237
Commercial	1,766	215	(10)	178	2,149
Construction	100	(23)	—	192	269
Commercial loans	1,266	1,006	(1,668)	—	604
Other loans secured	416	(19)	—	—	397
Home equity lines of credit	69	28	(24)	—	73
Consumer and installment loans	111	208	(31)	25	313
Total	$3,921	$1,859	$(2,133)	$395	$4,042

	For the year ended June 30, 2015
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$219	$144	$(175)	$5	$193
Commercial	1,622	497	(361)	8	1,766
Construction	828	(401)	(327)	—	100
Commercial loans	516	1,221	(1,181)	710	1,266
Other loans secured	564	(148)	—	—	416
Home equity lines of credit	186	(80)	(43)	6	69
Consumer and installment loans	122	93	(104)	—	111
Total	$4,057	$1,326	$(2,191)	$729	$3,921

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of June 30, 2017 and June 30, 2016 (in thousands):

	June 30, 2017
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$4,471	$211,983	$1,324	$217,778	$131	$229	$26	$386
Commercial	2,411	433,416	1,824	437,651	—	2,589	—	2,589
Construction	3,661	18,743	—	22,404	997	153	—	1,150
Commercial loans	356	32,941	—	33,297	7	433	—	440
Other loans secured	5,813	40,989	—	46,802	2	363	—	365
Home equity lines of credit	610	41,140	177	41,927	5	71	—	76
Consumer and installment loans	—	13,723	42	13,765	—	144	—	144
	$17,322	$792,935	$3,367	$813,624	$1,142	$3,982	$26	$5,150

	June 30, 2016
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$5,483	$219,310	$1,280	$226,073	$—	$237	$—	$237
Commercial	9,277	374,772	1,778	385,827	—	2,149	—	2,149
Construction	144	24,906	—	25,050	83	186	—	269
Commercial loans	2,494	38,113	—	40,607	—	604	—	604
Other loans secured	6,465	43,528	—	49,993	2	395	—	397
Home equity lines of credit	417	40,583	180	41,180	—	73	—	73
Consumer and installment loans	585	15,807	84	16,476	175	138	—	313
	$24,865	$757,019	$3,322	$785,206	$260	$3,782	$—	$4,042

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by class of loans as of June 30, 2017, 2016 and 2015 (in thousands):

				Year ended
	June 30, 2017			June 30, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$4,216	$4,014	$—	$4,238	$42
Commercial	2,935	2,411	—	2,448	137
Construction	404	404	—	406	12
Commercial loans	276	277	—	278	15
Other loans secured	9,157	4,702	—	4,787	224
Home equity lines of credit	599	599	—	599	(2)
With an allowance recorded:
Residential	395	457	131	432	15
Construction	3,257	3,257	997	3,015	71
Commercial loans	79	79	7	89	4
Other loans secured	1,111	1,111	2	1,135	57
Home equity lines of credit	11	11	5	11	—
Total	$22,440	$17,322	$1,142	$17,438	$575

				Year ended
	June 30, 2016			June 30, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$5,683	$5,483	$—	$5,577	$6
Commercial	9,947	9,277	—	9,324	88
Construction	12	12	—	13	—
Commercial loans	5,250	2,494	—	3,971	2
Other loans secured	7,762	6,408	—	6,549	69
Home equity lines of credit	445	417	—	430	—
Consumer and installment loans	314	236	—	235	—
With an allowance recorded:
Construction	1,324	132	83	132	—
Other loans secured	57	57	2	62	1
Consumer and installment	353	349	175	360	11
Total	$31,147	$24,865	$260	$26,653	$177

				Year ended
	June 30, 2015			June 30, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$7,064	$7,082	$—	$6,216	$146
Commercial	9,395	9,121	—	7,365	242
Construction	1,984	2,020	—	4,271	—
Commercial loans	—	—	—	3,266	175
Other loans secured	11,528	10,634	—	11,570	587
Home equity lines of credit	457	438	—	254	1
Consumer and installment loans	5	5	—	1	—
With an allowance recorded:
Commercial	511	301	34	60	—
Construction	5,800	4,617	675	1,669	18
Other loans secured	43	43	—	36	—
Consumer and installment	478	375	29	131	5
Total	$37,265	$34,636	$738	$34,839	$1,174

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days still on accrual status, by class of loans as of June 30, 2017 and June 30, 2016 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Originated:
Residential	$2,581	$4,717	$—	$—
Commercial	—	300	—	—
Construction	3,661	144	—	—
Commercial loans	—	1,615	—	—
Other loans secured	2,959	3,433	—	—
Home equity lines of credit	302	405	—	—
Consumer and installment loans	—	584		4
Acquired:
Residential	1,776	1,164	—	—
Commercial	497	—	—	—
Home equity lines of credit	296	197	—	—
Total	$12,072	$12,559	$—	$4

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $2.7 million and $3.3 million as of June 30, 2017 and June 30, 2016, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2017 and June 30, 2016 (in thousands):

	June 30, 2017
			90 Days or
	30-59	60-89	More Past	Total Past
	Days Past Due	Days Past Due	Due	Due	Current	Total
Originated:
Residential	$94	$275	$1,973	$2,342	$153,390	$155,732
Commercial	—	—	—	—	355,247	355,247
Construction	—	—	3,661	3,661	18,743	22,404
Commercial loans	—	—	—	—	31,613	31,613
Other loans secured	—	—	544	544	43,612	44,156
Home equity lines of credit	—	199	103	302	35,246	35,548
Consumer and installment loans	—	—	—	—	13,435	13,435
Total originated	94	474	6,281	6,849	651,286	658,135
Acquired:
Residential	237	463	1,472	2,172	59,874	62,046
Commercial	—	—	1,054	1,054	81,350	82,404
Commercial loans	—	—	—	—	1,684	1,684
Other loans secured	—	—	—	—	2,646	2,646
Home equity lines of credit	—	—	296	296	6,083	6,379
Consumer and installment loans	—	—	—	—	330	330
Total acquired	237	463	2,822	3,522	151,967	155,489
Total	$331	$937	$9,103	$10,371	$803,253	$813,624

	June 30, 2016
			90 Days or
	30-59	60-89	More Past	Total Past
	Days Past Due	Days Past Due	Due	Due	Current	Total
Originated:
Residential	$430	$573	$2,232	$3,235	$150,010	$153,245
Commercial	—	—	300	300	291,044	291,344
Construction	—	—	144	144	24,590	24,734
Commercial loans	—	760	1,615	2,375	35,621	37,996
Other loans secured	—	—	100	100	47,175	47,275
Home equity lines of credit	—	—	113	113	34,340	34,453
Consumer and installment loans	5	—	589	594	15,280	15,874
Total originated	435	1,333	5,093	6,861	598,060	604,921
Acquired:
Residential	732	—	1,073	1,805	71,023	72,828
Commercial	—	—	520	520	93,963	94,483
Construction	—	—	—	—	316	316
Commercial loans	—	—	—	—	2,611	2,611
Other loans secured	—	—	—	—	2,718	2,718
Home equity lines of credit	296	—	197	493	6,234	6,727
Consumer and installment loans	—	—	—	—	602	602
Total acquired	1,028	0	1,790	2,818	177,467	180,285
Total	$1,463	$1,333	$6,883	$9,679	$775,527	$785,206

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

As of June 30, 2017 and June 30, 2016, the Company had 20 and 26 loans classified as troubled debt restructurings totaling $9.9 million and $18.6 million, respectively. The Company has allocated $145,000 and $2,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2017 and June 30, 2016, respectively, and has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified in troubled debt restructurings that occurred during the years ended June 30, 2017, 2016 and 2015:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Year ended June 30, 2017:
Residential	1	$165	$210
Commercial loans	1	276	276
	2	$441	$486

Year ended June 30, 2016:
Residential	3	$1,697	$1,697
Commercial	1	1,178	1,178
Other loans secured	1	64	64
Home equity lines of credit	1	200	200
	6	$3,319	$3,319

Year ended June 30, 2015:
Residential	4	$2,080	$2,080
Commercial	3	4,103	4,103
Construction	1	1,742	1,742
Commercial loans	3	1,071	1,071
Other loans secured	3	183	183
Home equity lines of credit	1	8	8
	15	$9,187	$9,187

The Company had two troubled debt restructurings, one residential mortgage and one home equity line of credit, for which there was a payment default in the year ended June 30, 2017 that were modified in the twelve months prior to default. There was one such default, on a residential mortgage, in the year ended June 30, 2016 and none for the year ended June 30, 2015.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans.  This analysis is performed on a monthly basis.  The Company utilized the same grading process for acquired loans as it does for originated loans. The Company uses the following definitions for risk ratings:

Special Mention – Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance.  Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$153,165	$—	$2,567	$—	$155,732
Commercial	352,203	134	2,910	—	355,247
Construction	18,743	—	3,661	—	22,404
Commercial loans	28,944	—	2,669	—	31,613
Other loans secured	37,267	—	6,889	—	44,156
Home equity lines of credit	35,246	58	244	—	35,548
Consumer and installment loans	13,405	—	30	—	13,435
Total originated	638,973	192	18,970	—	658,135
Acquired:
Residential	58,665	—	3,381	—	62,046
Commercial	80,082	—	2,322	—	82,404
Commercial loans	1,684	—	—	—	1,684
Other loans secured	2,646	—	—	—	2,646
Home equity lines of credit	5,906	—	473	—	6,379
Consumer and installment loans	330	—	—	—	330
Total acquired	149,313	—	6,176	—	155,489
Total	$788,286	$192	$25,146	$—	$813,624

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$147,944	$181	$5,120	$—	$153,245
Commercial	278,491	2,101	10,752	—	291,344
Construction	24,590	—	144	—	24,734
Commercial loans	30,916	2,004	5,076	—	37,996
Other loans secured	38,382	109	8,784	—	47,275
Home equity lines of credit	34,047	—	406	—	34,453
Consumer and installment loans	15,069	24	432	349	15,874
Total originated	$569,439	$4,419	$30,714	$349	$604,921
Acquired:
Residential	70,629	—	2,199	—	72,828
Commercial	91,380	949	2,154	—	94,483
Construction	316	—	—	—	316
Commercial loans	2,611	—	—	—	2,611
Other loans secured	2,718	—	—	—	2,718
Home equity lines of credit	6,529	—	198	—	6,727
Consumer and installment loans	602	—	—	—	602
Total acquired	174,785	949	4,551	—	180,285
Total	$744,224	$5,368	$35,265	$349	$785,206

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of June 30, 2017 and June 30, 2016 is as follows (in thousands):

	June 30,
	2017	2016
Residential	$1,298	$1,280
Commercial	1,824	1,778
Home equity lines of credit	177	180
Consumer and installment loans	42	84
Carrying amount, net of allowance of $26 and $0, respectively	$3,341	$3,322

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Year ended June 30,
	2017	2016	2015
Beginning balance	$578	$713	$—
New loans acquired	—	—	750
Accretion income	(190)	(185)	(37)
Reclassification from non-accretable difference	15	132	—
Disposals	—	(82)	—
Ending balance	$403	$578	$713

Note 6. Premises and Equipment

Premises and equipment are summarized as follows at June 30 (in thousands):

	2017	2016
Land	$1,997	$1,997
Building and Leasehold improvements	11,128	9,601
Furniture, fixtures and equipment	5,841	4,946
Construction and improvements in process	3,015	1,967
	21,981	18,511
Less: accumulated depreciation and amortization	(9,022)	(7,737)
Total premises and equipment, net	$12,959	$10,774

Depreciation expense was $1.3 million, $1.1 million and $725,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

Note 7. Goodwill and Intangible Assets

The change in goodwill during the years ended June 30, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Balance at July 1	$6,106	$5,843	$—
Acquired goodwill – CMS Bancorp	—	—	5,843
Adjustment to CMS goodwill	—	263	—
Total at June 30,	$6,106	$6,106	$5,843

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company tests for goodwill impairment on an annual basis as of June 30th. No impairment was recorded on goodwill for 2017, 2016 or 2015.

Acquired Intangible Assets: Acquired intangible assets were as follows at June 30 (in thousands):

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$887	$(328)	$887	$(185)

Aggregate amortization expense was $143,000, $158,000 and $27,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

Estimated amortization expense for each of the next five fiscal years ended June 30 (in thousands):

2018	$126
2019	110
2020	94
2021	78
2022	62

Note 8. Deposits

Deposit balances are summarized as follows at June 30, 2017 and 2016 (in thousands):

	2017	2016
Demand	$136,361	$122,740
NOW Accounts	115,527	111,455
Money market accounts	29,097	31,194
Savings	512,697	516,249
Time deposits	294,779	331,057
Total	$1,088,461	$1,112,695

Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $49.2 million and $53.3 million at June 30, 2017 and 2016, respectively.

Scheduled maturities of time deposits were as follows as of June 30, 2017 and 2016 and exclude fair value adjustments on acquired time deposits (in thousands):

	2017	2016
Within 1 year	$107,097	$169,260
1 year to 2 years	62,331	44,762
2 years to 3 years	31,143	49,745
3 years to 4 years	41,508	26,782
4 years to 5 years	52,503	40,490
Thereafter	197	18
Total	$294,779	$331,057

Deposits of local governments held by PCSB Commercial Bank were $38.4 million and $49.4 million at June 30, 2017 and 2016, respectively.

Note 9. FHLB and Other Borrowings

Borrowings consist of advances from the Federal Home Loan Bank of New York. As of June 30, 2017, FHLB advances consisted of $38.6 million of short and long term advances with original maturities ranging from 3 to 30 months, as well as a $4.0 million amortizing term loan with a balloon payment of $2.8 million in 2026. The maturity schedule of advances is summarized as follows as of June 30 (in thousands):

	2017		2016
	Amount Due	Weighted Avg. Rate	Amount Due	Weighted Avg. Rate
Within 1 year	$23,757	1.27%	$16,118	0.80%
1 year to 2 years	10,125	1.70	121	2.62
2 years to 3 years	5,128	1.81	125	2.62
3 years to 4 years	131	2.62	128	2.62
4 years to 5 years	135	2.62	131	2.62
Thereafter	3,322	2.62	3,458	2.62
Total	$42,598	1.55%	$20,081	1.16%

As a member of the FHLB of New York, the Bank had access to funds in the form of FHLB advances of approximately $393.3 million at June 30, 2017. Advances are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (such as U.S. Government agency and MBSs) with a discounted fair value, as defined, at least equal to 110% of any outstanding advances.

At June 30, 2017, the Bank also had access to funds of approximately $85.9 million in the form of secured borrowings through the discount window of the Federal Reserve Bank of New York. Collateral for these borrowings may include qualifying assets, such as one-to-four family residential loans. The Bank had no outstanding FRB borrowings as of June 30, 2017 or 2016.

Note 10. Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk: The Company is a party to commitments to originate loans, unused lines of credit and standby letters of credit (“credit-related financial instruments”) that involve, to varying degrees, elements of credit risk and interest rate risk in addition to the risks associated with loans recognized in the consolidated statements of condition. Substantially all of these credit-related financial instruments have been entered into with customers in the Company’s primary lending area described in Note 1.

The contract amounts of credit-related financial instruments reflect the extent of the Company’s involvement with those classes of financial instruments. The Company’s exposure to credit loss in the event of non-performance by the counterparty is represented by the contract amount. The Company uses the same credit policies in extending commitments, lines of credit and standby letters of credit as it does for on-balance sheet instruments.

The contract amounts of credit-related financial instruments at June 30, 2017 and 2016, are summarized below (in thousands):

	2017	2016
Commitments to originate loans	$77,600	$62,773
Unused lines of credit	45,439	58,788
Standby letter of credit	705	732

Lines of credit (including undisbursed construction loans) and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These agreements generally have fixed expiration dates or other termination clauses, and may require payment of a fee. Since certain lines of credit and commitments are expected to expire without being funded, the contract amounts do not necessarily represent future cash requirements. In extending lines of credit and commitments, the Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation.  Most of the Company’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of standby letters of credit shown in the preceding table. The Company’s recognized liability for financial standby letters of credit was insignificant at June 30, 2017 and 2016.

Operating Lease Commitments:  The Company leases certain branch properties under operating leases. Rent expense was $2.7 million, $2.1 million and $1.9 million for the years ended June 30, 2017, 2016 and 2015, respectively.  Rent commitments, before considering renewal options that generally are present, were as follows as of June 30, 2017 (in thousands):

Within 1 year	$2,359
1 year to 2 years	2,024
2 years to 3 years	1,748
3 years to 4 years	1,484
4 years to 5 years	1,435
Thereafter	7,395
Total	$16,445

Legal Proceedings:  In the normal course of business, the Company is involved in certain legal proceedings. In the opinion of management, the consolidated financial statements of the Company are not expected to be affected materially by the outcome of such legal proceedings.

Note 11. Comprehensive Income

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2016	$523	$(7,683)	$(810)	$(7,970)
Other comprehensive income (loss) before reclassifications	(735)	3,973	(755)	2,483
Reclassification Adjustment for expense included in salaries and employee benefits	—	89	93	182
Less tax effect	(249)	1,381	(1,222)	(90)
Net other comprehensive income (loss)	(486)	2,681	560	2,755
Balance at June 30, 2017	$37	$(5,002)	$(250)	$(5,215)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2015	$323	$(4,311)	$(734)	$(4,722)
Other comprehensive income (loss) before reclassifications	255	(5,022)	89	(4,678)
Reclassification Adjustment for expense included in salaries and employee benefits	—	398	84	482
Less tax effect	55	(1,252)	249	(948)
Net other comprehensive income (loss)	200	(3,372)	(76)	(3,248)
Balance at June 30, 2016	$523	$(7,683)	$(810)	$(7,970)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2014	$418	$(2,622)	$(642)	$(2,846)
Other comprehensive income (loss) before reclassifications	(159)	(3,044)	237	(2,966)
Reclassification Adjustment for expense included in salaries and employee benefits	—	(225)	84	(141)
Less tax effect	(64)	(1,580)	413	(1,231)
Net other comprehensive income (loss)	(95)	(1,689)	(92)	(1,876)
Balance at June 30, 2015	$323	$(4,311)	$(734)	$(4,722)

Note 12. Mergers and Acquisitions

On April 28, 2015, the Company acquired all of the outstanding shares of CMS Bancorp. The business combination expanded the Company's presence in Westchester County and enhanced opportunities for business, customer relationships and the communities served by the Company.

On the acquisition date, CMS Bancorp had 1,941,944 outstanding common shares, net of 192,362 shares of treasury stock, and shareholders' equity of $17.8 million. CMS shareholders received $13.25 per share in cash resulting in a consideration value of $23.2 million.

The assets and liabilities in the CMS Bank acquisition were recorded at their fair value based on management's best estimate based on information available at the date of acquisition. The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.”  Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.

Consideration paid (in thousands):					Amount
Cash consideration paid to CMS shareholders					$23,182

	As Acquired	Fair Value Adjustments			As Recorded at Acquisition
Cash	$2,533	$			$2,533
Available for sale investment securities	41,082				41,082
Loans	218,796		(4,018)	a	214,778
Premises and equipment	2,201		841	b	3,042
Other real estate owned	183				183
Core deposit intangible			887	c	887
Deferred tax assets, net	193		1,829	d	2,022
Other assets	2,079		(177)	e	1,902
Deposits	(207,391)		(870)	f	(208,261)
Federal Home Loan Bank advances	(36,050)				(36,050)
Other Liabilities	(4,984)		(58)	e	(5,042)
Total Identifiable net assets	$18,642		$(1,566)		$17,076

Goodwill Created					$6,106

Explanation of fair value adjustments:

a)

The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio.

b)	The adjustment represents the excess of the premises and equipment fair value over their book values, based on recent appraisals.
c)	The adjustment represents the economic value of the acquired core deposit portfolio. The core deposit intangible will be amortized over a period of 10 years based on the sum-of-of-years-digits method.
d)	The adjustment represents the net deferred tax asset resulting from the fair value adjustments related to acquired assets and liabilities, as well as identifiable intangibles.
e)	The adjustment represents the write down of receivables and accrued liabilities to their net realizable value.
f)	The adjustment represents the write down of the book value of time deposits to their estimated fair value based on current interest rates.

Note 13. Fair Value of Financial Instruments

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

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as general classification of such instruments pursuant to the valuation hierarchy, is set forth below. While management believes the Company’s valuation methodologies are appropriate and consistent with other financial institutions, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Investment Securities:  The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs), or a broker's opinion of value (Level 3 inputs).

Impaired Loans:  The fair value of collateral-dependent impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. Appraisals are generally obtained annually and may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Management performs a review of all appraisals, including any such adjustments. The fair value of uncollateralized or non-collateral-dependent loans are generally based on discounted cash flows which utilize management’s assumption of discount rates and expected future cash flows, resulting in a Level 3 classification.

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

Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Credit Department, as well as a third-party specialist, where deemed appropriate, reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Once appraisals are considered appropriate, management discounts the appraised value for estimated selling costs, such as legal, broker, and property maintenance and insurance costs.  The most recent analysis performed indicated discount rates ranging between 10% and 20% should be applied to properties with appraisals performed.

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2017:
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$—	$63,445	$—	$63,445
Corporate and other debt securities	—	8,482	—	8,482
Mortgage-backed securities – residential	—	39,930	—	39,930
Equity securities	—	32	—	32
Total assets at fair value	$—	$111,889	$—	$111,889
Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$—	$—	$1,126	$1,126
Construction	—	—	2,260	2,260
Commercial	—	—	72	72
Other loans secured	—	—	1,609	1,609
Home equity lines of credit	—	—	5	5
Foreclosed real estate	—	—	977	977
Total assets at fair value	$—	$—	$6,049	$6,049

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2016:
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$—	$66,132	$—	$66,132
Corporate and other debt securities	—	8,646	—	8,646
Mortgage-backed securities – residential	—	37,524	—	37,524
Equity securities	—	49	—	49
Total assets at fair value	$—	$112,351	$—	$112,351
Impaired loans:
Residential mortgages	$—	$—	$913	$913
Construction	—	—	49	49
Commercial loans	—	—	54	54
Consumer and installment loans	—	—	175	175
Foreclosed real estate	—	—	905	905
Total assets at fair value	$—	$—	$2,096	$2,096

Impaired loans in the table above had a carrying amount of $6.3 million, a remaining valuation allowance of $1.1 million at June  30, 2017, incurred $245,000 of net charge-offs during the year ended June 30, 2017, and resulted in an additional provision for loan losses of $1.4 million. Impaired loans as of June 30, 2016 in the table above had a carrying amount of $1.5 million, a remaining valuation allowance of $259,000 at June 30, 2016, and incurred no net charge-offs during the year ended June 30, 2016, which resulted in an additional provision for loan losses of $175,000 for the year.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at June 30, 2017 and June 30, 2016 (in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
June 30, 2017:
Impaired loans - residential mortgages	$1,126	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 7.8%
		Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - construction	2,260	Cost approach	Discount for distressed property	50.0%
Impaired loans - commercial	72	Discounted cash flow	Adjustments for differences in sales comparables	7.0% to 7.5%
Impaired loans - other loans secured	1,609	Discounted cash flow	Discount rate	6.0%
		Sales comparison	Adjustments for differences in sales comparables	0.0%
Impaired loans - home equity lines of credit	5	Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	977	Sales comparison	Adjustments for differences in sales comparables	-23.4% to 7.2%
June 30, 2016:
Impaired loans - residential mortgages	$913	Sales comparison	Adjustments for differences in sales comparables	-2.0% to 13.3%
Impaired loans - construction	49	Discounted cash flow	Discount rate	1.0%
Impaired loans - other loans secured	54	Discounted cash flow	Discount rate	4.5%
Impaired loans - consumer and installment loans	175	Discounted cash flow	Discount rate	4.3%
Foreclosed real estate	905	Sales comparison	Adjustments for differences in sales comparables	-14.3% to 7.5%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities (in thousands) (none of which are held for trading purposes):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2017:
Financial assets:
Cash and cash equivalents	$60,486	$60,486	$—	$—	$60,486
Investment securities held to maturity	383,551	—	383,318	270	383,588
Investment securities available for sale	111,889	—	111,889	—	111,889
Loans receivable, net	809,648	—	—	817,814	817,814
Accrued interest receivable	3,693	—	1,243	2,450	3,693
Federal Home Loan Bank stock	3,132	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	$793,681	$793,681	$—	$—	$793,681
Time certificate deposits	294,780	—	297,508	—	297,508
Mortgage escrow funds	8,084	8,084	—	—	8,084
FHLB advances	42,598	—	45,504	—	45,504

June 30, 2016:
Financial assets:
Cash and cash equivalents	$41,578	$41,578	$—	$—	$41,578
Investment securities held to maturity	270,679	—	273,032	285	273,317
Investment securities available for sale	112,351	—	112,351	—	112,351
Loans receivable, net	782,336	—	—	799,242	799,242
Accrued interest receivable	3,361	—	958	2,403	3,361
Federal Home Loan Bank stock	2,047	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	$781,638	$781,638	$—	$—	$781,638
Time certificate deposits	331,057	—	334,290	—	334,290
Mortgage escrow funds	7,023	7,023	—	—	7,023
FHLB advances	20,081	—	20,171	—	20,171

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

Accrued Interest Receivable: The carrying amount of accrued interest approximates fair value.

Deposits and escrow funds:  The fair values disclosed for demand deposits (e.g., non-interest bearing demand, NOW, money market, savings deposits and escrow accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) and are considered Level 1. Fair values for time certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

FHLB Advances: Fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to the Company's current advances maturities schedule, resulting in a Level 2 classification.

Off Balance Sheet Instruments:  Fair values of the off-balance-sheet loan commitments, unused lines of credit and standby letters of credit described in Note 10 were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers.  At June 30, 2017 and 2016, the fair values of these instruments approximated the related carrying amounts (deferred fees), which were not material.

Note 14. Income Taxes

The components of income tax expense (benefit) are summarized as follows for the years ended June 30 (in thousands):

	2017	2016	2015
Current tax expense (benefit)
Federal	$1,344	$(6)	$406
State	(52)	(476)	(290)
	1,292	(482)	116
Deferred tax expense
Federal	(52)	1,216	183
State	(21)	250	(53)
	(73)	1,466	130
State tax valuation allowances, net of federal benefit	47	149	456
Total	$1,266	$1,133	$702

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following (in thousands):

	2017	2016	2015
Tax at federal statutory rate of 34%	$1,529	$1,380	$411
State Taxes, net of federal benefit	—	—	229
Tax-exempt income	(47)	(49)	(56)
BOLI income	(211)	(156)	(101)
Non-deductible acquisition related costs	—	—	139
Other, net	(5)	(42)	80
Total	$1,266	$1,133	$702

Year-end deferred tax assets and liabilities were due to the following (in thousands):

	2017	2016
Deferred Tax Assets:
Allowance for Loan Losses	$1,983	$1,568
Deferred compensation	1,071	911
Purchase accounting adjustments	277	542
Deferred rent	380	263
Other compensation loss (defined benefit plans)	2,706	4,375
Depreciation of premises and equipment	405	417
NOL carryforward	602	1,066
Charitable contribution carryforward	1,820	139
Nonaccrual loan interest	540	661
Other	104	54
Total deferred tax assets	9,888	9,996
Deferred tax liabilities:
Prepaid pension costs	3,622	2,393
Deferred loan costs and fees, net	457	463
Other comprehensive income (securities)	19	269
Other	368	102
Total deferred tax liabilities	4,466	3,227
Deferred tax asset valuation allowance	(652)	(605)
Net Deferred Tax Asset	$4,770	$6,164

At June 30, 2017, after consideration of pre-transaction net operating losses due to the IRC section 382 limitation, the Company had federal net operating loss carryforwards of approximately $615,000, which will begin to expire in 2035.  The Company has an apportioned New York State net operating loss carryforward of approximately $7.1 million which will begin to expire in 2034. In addition, the Company has approximately $4.7 million of charitable contribution carryforwards that may be carried forward up to 5 years and will begin to expire in 2019.

In 2014, New York State enacted comprehensive tax reform provisions with significant impact on financial institutions. As a result of this legislation, beginning on January 1, 2015, the Company calculated its tax obligation to New York based upon the largest of a calculated income tax liability, a tax liability based upon average equity capital or a fixed minimum fee. It is more likely than not the Company will generate New York tax losses in future years and therefore calculate its New York tax liability on the basis of average equity capital or a fixed minimum fee. Consequently, the Company recorded a valuation allowance against its net New York deferred tax asset as of June 30, 2015, as it is unlikely this deferred tax asset will impact the Company 's New York tax liability in future years.

Management has determined that it is not required to establish a valuation allowance against any other deferred tax assets in accordance with accounting principles generally accepted in the United States of America since it is more likely than not that the deferred tax assets will be fully utilized in future periods. In assessing the need for a valuation allowance, management considers the schedule reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods that the temporary differences comprising the deferred tax assets will be deductible.

As a thrift institution, the Bank is subject to special provisions in the federal tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves.  Tax bad debt reserves consist of a defined base-year amount, plus additional amounts (excess reserves) accumulated after the base year.  Deferred tax liabilities are recognized with respect to such excess reserves, as well as any portion of the base-year amount that is expected to become taxable (or recaptured) in the foreseeable future.  The Bank’s base-year tax bad debt reserves totaled $2.8 million at June 30, 2017 and 2016, respectively.  Associated deferred tax liabilities of $1.0 million have not been recognized at June 30, 2017 and 2016, since the Bank does not expect that the base-year reserves will become taxable in the foreseeable future.  Taxation of the base-year reserve would occur only in very limited circumstances.

The Company is subject to U.S. federal income tax as well as income tax of the state of New York.  The Company’s federal and state income tax returns are subject to examination for years after December 31, 2013.

At June 30, 2017 and 2016, the Company had no unrecognized tax benefits recorded.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

Note 15. Post-Retirement Benefits

Employee Pension Plan:  The Company maintains a non-contributory defined benefit pension plan that covers employees meeting specific requirements as to age and length of service. The Company’s contributions to this qualified plan are determined on the basis of (i) the maximum amount that can be deducted for federal income tax purposes, and (ii) the amount determined by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974 (ERISA). Contributions are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future. On February 15, 2017, the Board of Directors approved the freezing and termination of the defined benefit pension plan effective May 1, 2017. As a result, during the year ended June 30, 2017 the Company recorded a $919,000 curtailment gain, which is included in earnings as a reduction to salaries and employee benefits expense. On September 20, 2017 the Board of Directors approved to cease the termination of the defined benefit pension plan.

The following is a summary of the plan’s funded status (in thousands) as of June 30, 2017 and 2016 (the measurement date for financial reporting purposes):

	2017	2016
Change in benefit obligation:
Beginning benefit obligation	$28,670	$25,021
Service Cost	602	626
Interest Cost	1,002	1,086
Actuarial (Gain) Loss	(2,013)	2,923
Benefits Paid	(828)	(822)
Settlements	(1,301)	(164)
Curtailment	(518)	—
Ending benefit obligation	25,614	28,670
Change in plan assets, at fair value:
Beginning plan assets	23,215	24,503
Actual return	3,358	(302)
Employer contributions	3,000	—
Benefits paid	(828)	(822)
Settlements	(1,301)	(164)
Ending Plan assets	27,444	23,215
Funded Status	$1,830	$(5,455)
Accumulated Benefit Obligation	$25,614	$28,167

The following is a summary of net period pension cost, contributions and benefits paid for the years ended June 30 (in thousands):

	2017	2016
Net period pension cost	$(224)	$483
Employer contributions	3,000	—
Benefits paid	828	822

Pre-tax amounts recognized in accumulated other comprehensive loss at June 30 consist of (in thousands):

	2017	2016
Net loss	$7,579	$12,751
Prior service (credit) cost	—	(1,110)
	$7,579	$11,641

Net periodic pension cost and other amounts recognized in other comprehensive income for the years ended June 30 (in thousands):

	2017	2016	2015
Service cost	$602	$626	$582
Interest cost	1,002	1,086	949
Expected return on plan assets	(1,917)	(1,796)	(1,710)
Amortization of prior net loss	1,200	854	513
Amortization of prior service cost	(192)	(287)	(287)
Gain on curtailment	(919)	—	—
New past service liability	—	—	—
Net periodic (credit) cost	$(224)	$483	$47

The estimated net loss and past service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs during the year ending June 30, 2018, are $725,000 and $0, respectively.

Contributions: The Company contributed $3.0 million to the defined benefit plan during the year ended June 30, 2017 and does not expect to make any contributions for the year ending June 30, 2018.

Estimated Future Payments: The following benefit payments are expected for the years ending June 30, (in thousands):

2018	$1,187
2019	1,252
2020	1,283
2021	1,338
2022	1,396
Following five years	7,089

Assumptions:  Weighted-average assumptions used to determine pension benefit obligations:

	2017	2016
Discount Rate	3.87%	3.61%
Rate of compensation increase	N/A	3.00%

Weighted-average assumptions used to determine net periodic pension cost are described in the table below. As a result of a pension plan freeze on February 28, 2017, the Company utilized different assumptions to determine periodic pension cost for the remaining portion of the year ended June 30, 2017 subsequent to the freeze than had been used prior to the freeze:

	3/1/17 to 6/30/17	7/1/16 to 2/28/17	Year ended June 30, 2016
Discount Rate	4.04%	3.61%	4.44%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	3.00%	3.00%

Plan Assets

Plan assets are invested in a series of diversified investment funds of RSI Retirement Trust (“the Trust”). The investment funds include equity mutual funds, bond mutual funds, or commingled trust funds, each with its own investment objectives, investment strategies and risks. The Trust has been given discretion by the Company to determine the appropriate strategic asset allocation, as governed by the Trust’s Statement of Investment Objectives and Guidelines. The long-term objective is to be invested 65% in equity securities (equity mutual funds), 34% in debt securities (bond mutual funds) and 1% in cash equivalents. The bond fund portion may be temporarily increased to 50% in order to lessen the volatility of asset values. Asset rebalancing is performed at least annually, with interim adjustments made if the investment mix varies by more than 10% from the target allocation.

The weighted average expected long-term rate of return is estimated based on current trends in the plan assets as well as projected future rates of returns on those assets. The long-term rate of return assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6% to 8% and 3% to 5%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 7.50%.

The plan is only permitted to invest in assets approved by the RSI Trustee Board. All other investments are prohibited.

The Company’s actual pension plan asset allocation, target allocation and expected long-term rate of return by asset category are as follows:

		Percentage of Plan
	Target	Assets at Year-End
Asset Category	Allocation	2017	2016
Equity mutual funds and common/collective trusts	65%	65%	58%
Fixed income common/collective trusts	34	34	37
Cash equivalents	1	1	5
Total	100%	100%	100%

Equity, Debt, Investment Funds and Other Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and the London Interbank Offered Rate (LIBOR) curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

The fair value of the plan assets at June 30, 2017 and 2016, by asset category, is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017:
Plan assets
Equity mutual funds and common/collective trusts	$17,704	$—	$17,704	$—
Fixed income common/collective trusts	9,451	—	9,451	—
Cash equivalents	289	289	—	—
Total	$27,444	$289	$27,155	$—

June 30, 2016:
Plan assets
Equity mutual funds and common/collective trusts	$13,500	$—	$13,500	$—
Fixed income common/collective trusts	8,684	—	8,684	—
Cash equivalents	1,031	1,031	—	—
Total	$23,215	$1,031	$22,184	$—

Defined Contribution Retirement Plan:  The Company maintained a defined contribution plan for eligible employees hired after October 1, 2012. All full-time employees who have attained age twenty-one and have a minimum of one year of service received a contribution to their 401(k) account equal to 5% of their salary. Plan expense was $120,000, $162,000 and $60,000 for years ended June 30, 2017, 2016 and 2015, respectively. On February 15, 2017, the Board of Directors approved the termination of this plan effective May 1, 2017. As a result, the Company has no future expense under this plan.

401(k) Plan:  The Company maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. All full-time employees who have attained age twenty-one and have a minimum of one year of service may elect to participate in the plan, by making contributions ranging from 2% to 10% of their compensation. The Company makes matching contributions equal to 75% of the participant’s contributions up to 6% of compensation. Savings plan expense was $418,000, $410,000 and $339,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

Acquired Pension Plan: As part of the CMS acquisition, the Company acquired the pension plan of CMS Bank, which was frozen prior to and in the process of termination as of the acquisition date, a process which was not complete as of the acquisition date. During the year ended June 30, 2016, the CMS pension plan was terminated, resulting in a $629,000 charge to earnings, included on the income statement in merger and acquisition related expenses.

Supplemental Retirement Plan

The Company also maintains unfunded and non-qualified supplemental retirement plans to provide pension benefits in addition to those provided under the qualified pension plan.

The accrued benefit cost for the supplemental plans was approximately $3.0 million and $3.5 million at June 30, 2017 and 2016 (included in other liabilities in the consolidated statements of financial condition).  Included in accumulated other comprehensive income were pre-tax net losses of $379,000 and $1.2 million for the supplemental retirement plans as of June 30, 2017 and 2016, respectively. The projected benefit obligation and accumulated benefit obligation were $3.0 million as of the June 30, 2017 measurement date and $3.5 million as of June 30, 2016 measurement date.

Pension expense for the supplemental plans was $615,000, $539,000 and $490,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

Supplemental retirement plan benefits of $272,000 were paid in the years ended June 30, 2017, 2016 and 2015.

Net periodic pension cost and other amounts recognized in other comprehensive income for the years ended June 30 (in thousands):

	2017	2016	2015
Service cost	$398	$322	$288
Interest cost	124	133	118
Amortization of prior net loss	93	84	84
Net periodic cost	$615	$539	$490

The estimated net loss for the supplemental plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs during the year ending June 30, 2018, is $34,000.

The following benefit payments, which reflect expected future service, are expected for the years ending June 30 (in thousands):

2018	$272
2019	272
2020	272
2021	3,021
2022	272
Following five years	2,736

The assumed discount rates used for the supplemental plans range from 3.70% to 3.87%.

Employee Stock Ownership Plan

On January, 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Company employees. The Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.00% at June 30, 2017). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2017 was $14.5 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032.

Shares held by the ESOP include the following:

June 30, 2017
Allocated	—
Committed to be allocated	26,975
Unallocated	1,426,234
Total	1,453,209

The fair value of unallocated shares was $24.3 million at June 30, 2017.

Total compensation expense recognized in connection with the ESOP for the year ended June 30, 2017 was $454,000.

Note 16. Regulatory Matters

The following is a summary of the Company’s and Bank’s actual capital amounts and ratios as of June 30, 2017 and June 30, 2016, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands):

			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017:
PCSB Bank
Leverage (Tier 1)	$190,990	13.7%	$55,949	4.0%	$69,936	5.0%
Risk-based:
Common Tier 1	190,990	21.7	39,631	4.5	57,245	6.5
Tier 1	190,990	21.7	52,841	6.0	70,455	8.0
Total	196,140	22.3	70,455	8.0	88,069	10.0
PCSB Financial Corporation
Leverage (Tier 1)	$278,528	20.0%	$55,839	4.0%	N/A
Risk-based:
Common Tier 1	278,528	31.6	39,631	4.5	N/A
Tier 1	278,528	31.6	52,841	6.0	N/A
Total	283,678	32.2	70,455	8.0	N/A
June 30, 2016:
PCSB Bank
Leverage (Tier 1)	$110,888	8.9%	$49,748	4.0%	$62,185	5.0%
Risk-based:
Common Tier 1	110,888	13.5	37,036	4.5	53,497	6.5
Tier 1	110,888	13.5	49,382	6.0	65,842	8.0
Total	110,888	14.0	65,842	8.0	82,303	10.0
PCSB Financial Corporation
Leverage (Tier 1)	N/A		N/A		N/A
Risk-based:
Common Tier 1	N/A		N/A		N/A
Tier 1	N/A		N/A		N/A
Total	N/A		N/A		N/A

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

Management believes that as of June 30, 2017 and June 30, 2016, the Bank and Company each met all capital adequacy requirements to which they were subject, including the capital conservation buffer of 1.250% as of June 30, 2017 and 0.625% as of June 30, 2016.  Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Note 17. Related Party Disclosures

The Company's authority to extend credit to its directors, executive officers, and stockholders owning 10% or more of the Holding Company's outstanding common stock, as well as to entities controlled by such persons, is additionally governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB enacted thereunder. Among other matters, these provisions require that extensions of credit to insiders: (i) be made on terms substantially the same as, and follow credit underwriting procedures not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain amount limitations individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. Regulation O additionally requires that extensions of credit in excess of certain limits be approved in advance by the bank's board of directors.

New York banking regulations impose certain limits and requirements on various transactions with "insiders," as defined in the New York banking regulations to include certain executive officers, directors and principal stockholders.

As of June 30, 2017 and 2016, the Company and the Bank had no insider loans. Deposits from executive officers, directors and their affiliates totaled approximately $2.2 million and $2.9 million as of June 30, 2017 and 2016, respectively.

Note 18. Parent Company Only Financial Statements

The following are the financial statements of the Company (Parent only) as of and for the year ended June 30, 2017 (dollars in thousands). The Company was established as of December 9, 2016, therefore prior period financial information is not available.

June 30,
2017
Assets
Cash and cash equivalents	$71,273
Investment in Bank	192,308
ESOP Loan receivable	14,532
Other Assets	1,888
Total Assets	$280,001
Liabilities and stockholders' equity
Other Liabilities	155
Stockholders' equity	279,846
Total Liabilities and stockholders’ equity	$280,001

For the year ended June 30, 2017
Interest Income	$125
Equity in income of Bank	1,055
Contribution to PCSB Foundation	5,000
Other non-interest expenses	105
Income before income tax (benefit)	(3,925)
Income tax (benefit)	(1,693)
Net income	$(2,232)

For the year ended June 30, 2017
Cash Flows from Operating Activities:
Net income	$(2,232)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Bank	(1,055)
Issuance of stock to PCSB Foundation	3,387
Deferred tax expense	(1,482)
Net decrease/(increase) in accrued interest receivable	(113)
Other adjustments, principally net changes in other assets and liabilities	46
Net cash used in operating activities	$(1,449)
Cash Flows from Investing Activities:
Investment in PCSB Bank	(87,350)
Increase in ESOP loan	(14,532)
Net cash used in investing activities	$(101,882)
Cash Flows from Financing Activities:
Issuance of common stock	174,604
Net cash provided by financing activities	174,604
Net increase in cash and cash equivalents	71,273
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of year	$71,273

Note 19. Quarterly Financial Information (unaudited)

	2017				2016
In thousands of dollars, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
Net interest income	$9,405	$8,958	$8,527	$8,775	$8,701	$8,676	$8,371	$8,484
Provision for loan losses	—	235	562	26	1,359	103	356	41
Net interest income after provision for loan losses	9,405	8,723	7,965	8,749	7,342	8,573	8,015	8,443
Non-interest income	647	626	2,259	552	535	518	470	428
Non-interest expense	12,859	6,580	7,794	7,198	8,214	7,524	7,480	7,047
Income before taxes	(2,807)	2,769	2,430	2,103	(337)	1,567	1,005	1,824
Income tax expense	(1,017)	878	758	647	(181)	468	278	568
Net Income	$(1,790)	$1,891	$1,672	$1,456	$(156)	$1,099	$727	$1,256

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

b)	Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a management’s report regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

c)	Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” and “Corporate Governance” sections of the Company’s definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

The “Executive Compensation” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Stock Ownership” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets - June 30, 2017 and 2016
(C)	Consolidated Statements of Income - Years ended June 30, 2017, 2016 and 2015
(D)	Consolidated Statements of Comprehensive Income – Years ended June 30, 2017, 2016 and 2015
(E)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended June 30, 2017, 2016 and 2015
(F)	Consolidated Statements of Cash Flows – Years ended June 30, 2017, 2016 and 2015
(G)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Articles of Incorporation of PCSB Financial Corporation (1)

3.2	Bylaws of PCSB Financial Corporation (2)

4.0	Form of Common Stock Certificate of PCSB Financial Corporation (3)

10.1	Employment Agreement between PCSB Bank and Joseph D. Roberto

10.2	Employment Agreement between PCSB Bank and Scott D. Nogles

10.3	Employment Agreement between PCSB Bank and Michael P. Goldrick

10.4	Employment Agreement between PCSB Financial Corporation and Joseph D. Roberto

10.5	Employment Agreement between PCSB Financial Corporation and Scott D. Nogles

10.6	Employment Agreement between PCSB Financial Corporation and Michael P. Goldrick

10.7	Supplemental Executive Retirement Plan for Joseph D. Roberto (4)

10.8	Supplemental Life Insurance Agreement for Joseph D. Roberto (5)

10.9	Supplemental Life Insurance Plan for Senior Executives (6)

10.10	Supplemental Executive Retirement Plan for Senior Executives

10.11	PCSB Bank Director Fee Deferral Plan (7)

10.12	PCSB Bank Director Supplemental Life Insurance Plan (8)

10.13	PCSB Bank Death Benefit Plan for Michael T. Weber (9)

21	Subsidiaries of PCSB Financial Corporation (10)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements for the year ended June 30, 2017, formatted in XBRL, which are furnished, and not filed: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.
(4)

Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

(5)

Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

(6)

Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

(7)

Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

(8)

Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

(9)

Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

(10)	Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCSB FINANCIAL CORPORATION

Date: September 27, 2017	By:	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Joseph D. Roberto	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 27, 2017
Joseph D. Roberto
/s/ Scott D. Nogles	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 27, 2017
Scott D. Nogles

/s/ William V. Cuddy, Jr.	Director	September 27, 2017
William V. Cuddy, Jr.

/s/ Kevin B. Dwyer	Director	September 27, 2017
Kevin B. Dwyer

/s/ Willard I. Hill, Jr.	Director	September 27, 2017
Willard I. Hill, Jr.

/s/ Jeffrey D. Kellogg	Director	September 27, 2017
Jeffrey D. Kellogg

/s/ Robert C. Lusardi	Director	September 27, 2017
Robert C. Lusardi

/s/ Matthew G. McCrosson	Director	September 27, 2017
Matthew G. McCrosson

/s/ Karl A. Thimm	Director	September 27, 2017
Karl A. Thimm

/s/ Michael R. Weber	Director	September 27, 2017
Michael R. Weber

/s/ Richard F. Weiss	Director	September 27, 2017
Richard F. Weiss