Form 10-Q
period 2017-09-30
PCSB Financial Corp
filed 2017-11-09
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

18,165,110 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 9, 2017.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share data)

	September 30,	June 30,
	2017	2017
ASSETS
Cash and due from banks	$30,354	$59,115
Federal funds sold	4,379	1,371
Total cash and cash equivalents	34,733	60,486
Investment Securities:
Held to maturity investment securities, at amortized cost (fair value of $368,537 and $383,588, respectively)	369,213	383,551
Available for sale securities, at fair value	106,610	111,889
Total investment securities	475,823	495,440
Loans receivable, net of allowance for loan losses of $5,268 and $5,150, respectively	839,963	809,648
Accrued interest receivable	4,178	3,693
Federal Home Loan Bank stock	2,622	3,132
Premises and equipment, net	12,903	12,959
Deferred tax asset, net	4,825	4,770
Foreclosed real estate	977	977
Bank-owned life insurance	23,328	23,179
Goodwill	6,106	6,106
Other intangible assets	527	559
Other assets	5,721	5,509
Total assets	$1,411,706	$1,426,458
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$948,222	$952,109
Non-interest bearing deposits	133,485	136,352
Total deposits	1,081,707	1,088,461
Mortgage escrow funds	4,955	8,084
Advances from Federal Home Loan Bank	35,750	42,598
Other liabilities	7,209	7,469
Total liabilities	1,129,621	1,146,612
Commitment and contingencies	-	-
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2017 and June 30, 2017)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,165,110 shares issued and outstanding as of September 30, 2017 and June 30, 2017)	182	182
Additional paid in capital	178,234	177,993
Retained earnings	122,904	121,148
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(13,913)	(14,262)
Accumulated other comprehensive loss, net of income taxes	(5,322)	(5,215)
Total shareholders' equity	282,085	279,846
Total liabilities and shareholders' equity	$1,411,706	$1,426,458

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,
	2017	2016
Interest and dividend income
Loans receivable	$8,818	$8,525
Investment securities	2,245	1,480
Federal funds and other	234	104
Total interest and dividend income	11,297	10,109
Interest expense
Deposits	1,267	1,284
FHLB advances	154	50
Total interest expense	1,421	1,334
Net interest income	9,876	8,775
Provision for loan losses	135	26
Net interest income after provision for loan losses	9,741	8,749
Noninterest income
Fees and service charges	276	242
Gain on sale of securities, net	173	-
Bank-owned life insurance	149	167
Other	116	143
Total noninterest income	714	552
Noninterest expense
Salaries and employee benefits	4,813	4,250
Occupancy and equipment	1,282	1,291
Professional fees	413	309
Advertising	165	139
Postage, printing, stationary and supplies	132	133
FDIC assessment	78	215
Amortization of intangible assets	32	36
Other operating expenses	979	825
Total noninterest expense	7,894	7,198
Net income before income tax expense	2,561	2,103
Income tax expense	805	647
Net income	$1,756	$1,456
Earnings per common share
Basic	$0.10	N/A
Diluted	$0.10	N/A

Weighted average common shares outstanding - basic and diluted	16,756,447	N/A

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three Months Ended September 30,
	2017	2016

Net Income	$1,756	$1,456

Other comprehensive (loss) income:

Unrealized gains (losses) on available for sale securities:
Net change in unrealized (loss) gain	(213)	154
Reclassification adjustment for gains realized in net income	(139)	-
Net change in unrealized (loss) gain	(352)	154
Tax effect	(120)	53
Net of tax	(232)	101

Defined benefit pension plan:
Reclassification adjustment for amortization of prior service cost and net gain (loss) included in net periodic pension cost	181	-
Tax effect	62	-
Net of tax	119	-

Supplemental retirement plans
Reclassification adjustment for amortization of prior service cost and net gain (loss) included in net periodic pension cost	8	-
Tax effect	2	-
Net of tax	6	-

Total other comprehensive (loss) income	(107)	101

Comprehensive income	$1,649	$1,557

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share data)

						Accumulated
			Additional		Unallocated	Other
	Number of	Common	Paid-In	Retained	Common Stock	Comprehensive	Total
	Shares	Stock	Capital	Earnings	of ESOP	Loss	Equity
Balance at July 1, 2017	18,165,110	$182	$177,993	$121,148	$(14,262)	$(5,215)	$279,846
Net Income	-	-	-	1,756	-	-	1,756
Other comprehensive income	-	-	-	-	-	(107)	(107)
Issuance of common stock(1)	-	-	(17)	-	-	-	(17)
ESOP shares committed to be released (34,953 shares)	-	-	258	-	349	-	607
Balance at September 30, 2017	18,165,110	$182	$178,234	$122,904	$(13,913)	$(5,322)	$282,085

Balance at July 1, 2016	-	$-	$-	$117,919	$-	$(7,970)	$109,949
Net Income	-	-	-	1,456	-	-	1,456
Other comprehensive income	-	-	-	-	-	101	101
Balance at September 30, 2016	-	$-	$-	$119,375	$-	$(7,869)	$111,506

(1) Represents costs incurred in association with the Company's initial public offering completed in the prior period.

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three months ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$1,756	$1,456
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	135	26
Depreciation and amortization	387	347
Amortization of net premiums on securities and net deferred loan origination costs	383	299
Net (increase) decrease in accrued interest receivable	(485)	74
Net gain on sale of foreclosed real estate	-	(30)
Net gains on sales of securities	(173)	-
ESOP Compensation	607	-
Earnings from cash surrender value of BOLI	(149)	(167)
Net accretion of purchase account adjustments	(126)	(243)
Other adjustments, principally net changes in other assets and liabilities	(282)	(1,998)
Net cash provided by (used in) operating activities	2,053	(236)
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(7,023)	(22,334)
Available for sale	(12,663)	(10,269)
Sales of investment securities:
Available for sale	6,100	-
Maturities and calls of investment securities:
Held to maturity	21,222	27,805
Available for sale	11,528	13,109
Disbursement for loan originations, net of principal repayments	(4,358)	18,102
Purchase of loans	(26,082)	-
Net redemption of FHLB stock	510	406
Purchase of bank premises and equipment	(299)	(355)
Proceeds from sale of foreclosed real estate	-	254
Net cash (used in) provided by investing activities	(11,065)	26,718
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(6,747)	4,212
Net change in short-term FHLB advances	(6,818)	-
Repayment of long-term FHLB advances	(30)	(9,030)
Net decrease in mortgage escrow funds	(3,129)	(2,819)
Issuance of common stock	(17)	-
Net cash used in financing activities	(16,741)	(7,637)
Net (decrease) increase in cash and cash equivalents	(25,753)	18,845
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	60,486	41,578
Cash and cash equivalents at end of period	$34,733	$60,423

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) - (Continued)

(amounts in thousands)

Supplemental information:
Cash paid for:
Interest	$1,379	$1,351
Income taxes	975	134
Loans transferred to foreclosed real estate and other assets	-	378

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At September 30, 2017, the significant assets of the Holding Company were the capital stock of the Bank, investments retained by the Holding Company, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

Basis of Presentation:  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and include the accounts of the Holding Company, the Bank and the Bank's three subsidiaries – PCSB Funding Corp., PCSB Commercial Bank and PCSB Realty Ltd.  PCSB Funding Corp. is a real estate investment trust that holds certain mortgage assets.  PCSB Commercial Bank is a state-chartered commercial bank authorized to accept the deposits of local governments in New York State. PCSB Realty Ltd. is a corporation that holds certain properties foreclosed upon by the Bank. All intercompany transactions and balances have been eliminated in consolidation. Financial information for the periods before the Company’s initial public offering (“IPO”) on April 20, 2017 is that of the Bank only.

The unaudited consolidated financial statements contained herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the consolidated financial statements contained herein. The annualized results of operations for the period presented are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2017, included in the Company's annual report on Form 10-K.

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

Note 2. Recent Accounting Pronouncements

The pronouncements discussed below are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have a material impact on our financial position, results of operations or disclosures.

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

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350).” ASU 2017-04 Simplifies the test for goodwill impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for the Company beginning January 1, 2020, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. Management expects ASU 2017-04 will not have a significant impact on its consolidated financial statements.

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

Note 4. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity securities at September 30, 2017 and June 30, 2017 were as follows:

	September 30, 2017
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$56,603	$9	$(219)	$56,393
Corporate and other debt securities	8,447	38	(41)	8,444
Mortgage-backed securities – residential	41,823	154	(236)	41,741
Equity securities	32	-	-	32
Total available for sale	$106,905	$201	$(496)	$106,610
Held to maturity:
U.S. Government and agency obligations	$142,062	$11	$(657)	$141,416
Corporate and other debt securities	4,996	-	-	4,996
Mortgage-backed securities – residential	140,972	562	(576)	140,958
Mortgage-backed securities – collateralized mortgage obligations	57,218	79	(321)	56,976
Mortgage-backed securities – commercial	23,965	333	(107)	24,191
Total held to maturity	$369,213	$985	$(1,661)	$368,537

	June 30, 2017
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$63,630	$31	$(216)	$63,445
Corporate and other debt securities	8,460	58	(36)	8,482
Mortgage-backed securities – residential	39,710	363	(143)	39,930
Equity securities	32	-	-	32
Total available for sale	$111,832	$452	$(395)	$111,889
Held to maturity:
U.S. Government and agency obligations	$155,559	$23	$(574)	$155,008
Corporate and other debt securities	999	-	-	999
Mortgage-backed securities – residential	143,452	828	(497)	143,783
Mortgage-backed securities – collateralized mortgage obligations	59,476	146	(235)	59,387
Mortgage-backed securities – commercial	24,065	412	(66)	24,411
Total held to maturity	$383,551	$1,409	$(1,372)	$383,588

During the three months ended September 30, 2017, the Company sold securities with a carrying amount of $6.6 million, resulting in $173,000 of net realized gains. Included was the disposal of $681,000 of securities classified as held to maturity, resulting in net realized gains of $34,000. These securities were comprised of seasoned mortgage-backed securities where the Company collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments or scheduled payments payable in equal installments, comprising both principal and interest, over the terms. There were no sales of or realized gains or losses on investment securities for the three months ended September 30, 2016.

The following table presents the fair value and carrying amount of debt securities at September 30, 2017, by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(in thousands)
September 30, 2017:
1 year or less	$43,995	$43,954	$9,009	$8,999
1 to 5 years	99,063	98,458	54,041	53,877
5 to 10 years	-	-	2,000	1,961
Mortgage-backed securities and other	226,155	226,125	41,823	41,741
Total	$369,213	$368,537	$106,873	$106,578

Securities pledged had carrying amounts of $82.4 million and $95.5 million at September 30, 2017 and June 30, 2017, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2017 and June 30, 2017:

	September 30, 2017
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
U.S. Government and agency obligations	$43,410	$(127)	$7,933	$(92)	$51,343	$(219)
Corporate and other debt securities	2,969	(41)	-	-	2,969	(41)
Mortgage-backed securities – residential	26,894	(184)	4,671	(52)	31,565	(236)
Total available for sale	$73,273	$(352)	$12,604	$(144)	$85,877	$(496)
Held to maturity:
U.S. Government and agency obligations	$107,028	$(523)	$21,886	$(134)	$128,914	$(657)
Mortgage-backed securities – residential	58,034	(497)	4,099	(79)	62,133	(576)
Mortgage-backed securities – collateralized mortgage obligations	35,425	(182)	7,305	(139)	42,730	(321)
Mortgage-backed securities – commercial	9,018	(107)	-	-	9,018	(107)
Total held to maturity	$209,505	$(1,309)	$33,290	$(352)	$242,795	$(1,661)

	June 30, 2017
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$41,900	$(200)	$3,993	$(16)	$45,893	$(216)
Corporate and other debt securities	1,964	(36)	-	-	1,964	(36)
Mortgage-backed securities – residential	18,861	(111)	3,200	(32)	22,061	(143)
Total available for sale	$62,725	$(347)	$7,193	$(48)	$69,918	$(395)
Held to maturity
U.S. Government and agency obligations	$113,511	$(531)	$5,981	$(43)	$119,492	$(574)
Corporate and other debt securities	999	-	-	-	999	-
Mortgage-backed securities – residential	39,754	(467)	1,626	(30)	41,380	(497)
Mortgage-backed securities – collateralized mortgage obligations	26,622	(141)	4,444	(94)	31,066	(235)
Mortgage-backed securities – commercial	9,092	(66)	-	-	9,092	(66)
Total held to maturity	$189,978	$(1,205)	$12,051	$(167)	$202,029	$(1,372)

As of September 30, 2017, the Company’s security portfolio consisted of $475.8 million in securities, of which 173 securities with a fair value of $328.7 million were in an unrealized loss position.

As of June 30, 2017, the Company’s security portfolio consisted of $495.4 million in securities, of which 156 securities with a fair value of $271.9 million were in an unrealized loss position.

The majority of unrealized losses are related to the Company’s mortgage-backed securities and U.S. Government and agency obligations as of September 30, 2017 and June 30, 2017.

There were no securities for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of September 30, 2017 and June 30, 2017. Management believes the unrealized losses are primarily a result of changes in interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of September 30, 2017 and June 30, 2017.

Note 5. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	September 30,	June 30,
	2017	2017
Mortgage loans:
Residential	$215,551	$217,778
Commercial	469,983	437,651
Construction	23,104	22,404
Net deferred loan origination costs	384	397
Total mortgages	709,022	678,230
Commercial and consumer loans:
Commercial loans	31,407	33,297
Other loans secured	48,460	46,802
Home equity lines of credit	42,044	41,927
Consumer and installment loans	13,526	13,765
Net deferred loan origination costs	772	777
Total commercial and consumer loans	136,209	136,568
Total loans receivable	845,231	814,798
Allowance for loan losses	(5,268)	(5,150)
Loans receivable, net	$839,963	$809,648

In 2015, the Company completed a merger with CMS Bancorp and its wholly owned subsidiary, CMS Bank. References to acquired loans in this note pertain only to those loans acquired as part of the merger.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, 2017
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$360	$64	$(17)	$-	$407
Commercial	2,589	120	-	-	2,709
Construction	1,150	10	-	-	1,160
Commercial loans	440	(95)	-	-	345
Other loans secured	365	39	-	-	404
Home equity lines of credit	76	1	-	-	77
Consumer and installment loans	144	(4)	-	-	140
Acquired:
Residential	26	-	-	-	26
Total	$5,150	$135	$(17)	$-	$5,268

	Three Months Ended September 30, 2016
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$237	$(69)	$-	$70	$238
Commercial	2,149	(46)	-	18	2,121
Construction	269	33	-	-	302
Commercial loans	604	(218)	-	173	559
Other loans secured	397	190	(324)	98	361
Home equity lines of credit	73	(3)	-	-	70
Consumer and installment loans	313	101	-	-	414
Acquired:
Residential	-	38	(38)	-	-
Total	$4,042	$26	$(362)	$359	$4,065

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of September 30, 2017 and June 30, 2017 (in thousands):

	September 30, 2017
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$4,201	$210,026	$1,324	$215,551	$161	$246	$26	$433
Commercial	2,464	465,677	1,842	469,983	-	2,709	-	2,709
Construction	3,257	19,847	-	23,104	997	163	-	1,160
Commercial loans	354	31,053	-	31,407	11	334	-	345
Other loans secured	5,755	42,705	-	48,460	2	402	-	404
Home equity lines of credit	685	41,183	176	42,044	5	72	-	77
Consumer and installment loans	-	13,495	31	13,526	-	140	-	140
	$16,716	$823,986	$3,373	$844,075	$1,176	$4,066	$26	$5,268

	June 30, 2017
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$4,471	$211,983	$1,324	$217,778	$131	$229	$26	$386
Commercial	2,411	433,416	1,824	437,651	-	2,589	-	2,589
Construction	3,661	18,743	-	22,404	997	153	-	1,150
Commercial loans	356	32,941	-	33,297	7	433	-	440
Other loans secured	5,813	40,989	-	46,802	2	363	-	365
Home equity lines of credit	610	41,140	177	41,927	5	71	-	76
Consumer and installment loans	-	13,723	42	13,765	-	144	-	144
	$17,322	$792,935	$3,367	$813,624	$1,142	$3,982	$26	$5,150

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by class of loans as of September 30, 2017 and June 30, 2017 (in thousands):

	September 30, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$3,602	$3,419	$-
Commercial	2,975	2,464	-
Other loans secured	9,125	4,658	-
Home equity lines of credit	676	674	-
With a related allowance recorded:
Residential	749	782	161
Construction	3,257	3,257	997
Commercial loans	354	354	11
Other loans secured	1,097	1,097	2
Home equity lines of credit	11	11	5
Total	$21,846	$16,716	$1,176

	June 30, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$4,216	$4,014	$-
Commercial	2,935	2,411	-
Construction	404	404	-
Commercial loans	276	277	-
Other loans secured	9,157	4,702	-
Home equity lines of credit	599	599	-
With a related allowance recorded:
Residential	395	457	131
Construction	3,257	3,257	997
Commercial loans	79	79	7
Other loans secured	1,111	1,111	2
Home equity lines of credit	11	11	5
Total	$22,440	$17,322	$1,142

The table below presents the average recorded investment and interest income recognized on loans individually evaluated for impairment, by class of loans, for the three months ended September 30, 2017 and 2016 (in thousands):

	Three months ended		Three months ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$3,894	$42	$5,044	$27
Commercial	2,445	27	7,341	88
Construction	303	17	12	-
Commercial loans	-	-	1,644	1
Other loans secured	4,680	83	5,954	80
Home equity lines of credit	635	-	545	5
Consumer and installment	-	-	118	-
With a related allowance recorded:
Residential	620	4	-	-
Construction	3,257	-	132	-
Commercial loans	355	4	-	-
Other loans secured	1,104	14	93	1
Home equity lines of credit	11	-	-	-
Consumer and installment	-	-	349	-
Total	$17,304	$191	$21,232	$202

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by class of loans as of September 30, 2017 and June 30, 2017 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	September 30,	June 30,	September 30,	June 30,
	2017	2017	2017	2017
Originated:
Residential	$2,475	$2,581	$-	$-
Commercial	258	-	-	-
Construction	3,257	3,661	-	-
Other loans secured	2,926	2,959	-	-
Home equity lines of credit	299	302	-	-
Acquired:
Residential	1,279	1,776	-	-
Commercial	508	497	-	-
Home equity lines of credit	375	296	-	-
Total	$11,377	$12,072	$-	$-

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes nonaccrual acquired loans that are accounted for as purchased credit impaired loans totaling $2.7 million as of both September 30, 2017 and June 30, 2017. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2017 and June 30, 2017 (in thousands):

	September 30, 2017
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$180	$-	$2,328	$2,508	$152,816	$155,324
Commercial	-	-	258	258	391,986	392,244
Construction	-	-	3,257	3,257	19,847	23,104
Commercial loans	-	-	-	-	30,733	30,733
Other loans secured	190	-	544	734	47,581	48,315
Home equity lines of credit	-	55	244	299	35,805	36,104
Consumer and installment loans	-	-	-	-	13,219	13,219
Total originated	370	55	6,631	7,056	691,987	699,043
Acquired:
Residential	548	-	1,449	1,997	58,230	60,227
Commercial	-	-	1,087	1,087	76,652	77,739
Construction	-	-	-	-	-	-
Commercial loans	-	-	-	-	674	674
Other loans secured	-	-	-	-	145	145
Home equity lines of credit	48	-	375	423	5,517	5,940
Consumer and installment loans	-	-	-	-	307	307
Total acquired	596	-	2,911	3,507	141,525	145,032
Total	$966	$55	$9,542	$10,563	$833,512	$844,075

	June 30, 2017
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$94	$275	$1,973	$2,342	$153,390	$155,732
Commercial	-	-	-	-	355,247	355,247
Construction	-	-	3,661	3,661	18,743	22,404
Commercial loans	-	-	-	-	31,613	31,613
Other loans secured	-	-	544	544	43,612	44,156
Home equity lines of credit	-	199	103	302	35,246	35,548
Consumer and installment loans	-	-	-	-	13,435	13,435
Total originated	94	474	6,281	6,849	651,286	658,135
Acquired:
Residential	237	463	1,472	2,172	59,874	62,046
Commercial	-	-	1,054	1,054	81,350	82,404
Construction	-	-	-	-	-	-
Commercial loans	-	-	-	-	1,684	1,684
Other loans secured	-	-	-	-	2,646	2,646
Home equity lines of credit	-	-	296	296	6,083	6,379
Consumer and installment loans	-	-	-	-	330	330
Total acquired	237	463	2,822	3,522	151,967	155,489
Total	$331	$937	$9,103	$10,371	$803,253	$813,624

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

As of both September 30, 2017 and June 30, 2017, the Company had 20 loans classified as troubled debt restructurings totaling $9.6 million and $9.9 million, respectively. The Company has allocated $148,000 and $145,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2017 and June 30, 2017, and has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The Company did not modify any loans as troubled debt restructuring during the three months ended September 30, 2017 or 2016.

The Company had one troubled debt restructuring with a carrying amount of $2.4 million at September 30, 2017 for which there was a payment default in the three months ended September 30, 2017 that was modified in the twelve months prior to default. This default was cured subsequent to September 30, 2017 and resulted in no impact to the allowance for loan loss. There were no such defaults during the three months ended September 30, 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans.  These loans are monitored based on delinquency and performance.  Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$152,688	$93	$2,543	$-	$155,324
Commercial	388,973	132	3,139	-	392,244
Construction	19,847	-	3,257	-	23,104
Commercial loans	28,017	-	2,716	-	30,733
Other loans secured	41,298	190	6,827	-	48,315
Home equity lines of credit	35,805	55	244	-	36,104
Consumer and installment loans	13,205	14	-	-	13,219
Total originated	679,833	484	18,726	-	699,043
Acquired:
Residential	57,094	111	3,022	-	60,227
Commercial	75,389	-	2,350	-	77,739
Commercial loans	674	-	-	-	674
Other loans secured	145	-	-	-	145
Home equity lines of credit	5,467	-	473	-	5,940
Consumer and installment loans	307	-	-	-	307
Total acquired	139,076	111	5,845	-	145,032
Total	$818,909	$595	$24,571	$-	$844,075

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$153,165	$-	$2,567	$-	$155,732
Commercial	352,203	134	2,910	-	355,247
Construction	18,743	-	3,661	-	22,404
Commercial loans	28,944	-	2,669	-	31,613
Other loans secured	37,267	-	6,889	-	44,156
Home equity lines of credit	35,246	58	244	-	35,548
Consumer and installment loans	13,405	-	30	-	13,435
Total originated	638,973	192	18,970	-	658,135
Acquired:
Residential	58,665	-	3,381	-	62,046
Commercial	80,082	-	2,322	-	82,404
Construction	-	-	-	-	-
Commercial loans	1,684	-	-	-	1,684
Other loans secured	2,646	-	-	-	2,646
Home equity lines of credit	5,906	-	473	-	6,379
Consumer and installment loans	330	-	-	-	330
Total acquired	149,313	-	6,176	-	155,489
Total	$788,286	$192	$25,146	$-	$813,624

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of September 30, 2017 and June 30, 2017 is as follows (in thousands):

	September 30,	June 30,
	2017	2017
Residential	$1,298	$1,298
Commercial	1,842	1,824
Home equity lines of credit	176	177
Consumer and installment loans	31	42
Carrying amount, net of allowance of $26 and $26, respectively	$3,347	$3,341

For those purchased credit impaired loans disclosed in the preceding table, the Company did not increase or reverse the allowance for loan losses during any period presented.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Beginning balance	$403	$578
New loans acquired	-	-
Accretion income	(28)	(46)
Reclassification from non-accretable difference	-	-
Disposals	-	-
Ending balance	$375	$532

Note 6. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2017	$37	$(5,002)	$(250)	$(5,215)
Other comprehensive income before reclassifications	(213)	-	-	(213)
Amounts reclassified from accumulated other comprehensive income	(139)	181	8	50
Less tax effect	(120)	62	2	(56)
Net other comprehensive (loss) income	(232)	119	6	(107)
Balance at September 30, 2017	$(195)	$(4,883)	$(244)	$(5,322)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2016	$523	$(7,683)	$(810)	$(7,970)
Other comprehensive income before reclassifications	154	-	-	154
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Less tax effect	53	-	-	53
Net other comprehensive income	101	-	-	101
Balance at September 30, 2016	$624	$(7,683)	$(810)	$(7,869)

Note 7. Post-Retirement Benefits

Employee Pension Plan:  The Company maintains a non-contributory defined benefit pension plan that covers employees meeting specific requirements as to age and length of service. The Company’s contributions to this qualified plan are determined on the basis of (i) the maximum amount that can be deducted for federal income tax purposes, and (ii) the amount determined by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”).  Contributions are intended to provide for benefits attributed to service to date. On February 15, 2017, the Board of Directors approved the freezing of the defined benefit pension plan effective May 1, 2017.

Supplemental Retirement Plans:  The Company also maintains unfunded and non-qualified supplemental retirement plans ("SERP") to provide pension benefits in addition to those provided under the qualified pension plan.

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$113	$185	$80
Interest cost	242	25	254	29
Expected return on plan assets	(503)	-	(498)	-
Amortization of prior net loss	-	-	360	24
Amortization of prior service cost	181	8	(72)	-
Net periodic (benefit) cost	$(80)	$146	$229	$133

The Company made no contributions to the defined benefit plan during the three months ended September 30, 2017 and expects to make no contributions to the plan for the year ending June 30, 2018.

Employee Stock Ownership Plan

On January, 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Company employees. The Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.00% at September 30, 2017). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2017 was $14.5 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032.

Shares held by the ESOP include the following:

	September 30, 2017	June 30, 2017
Allocated	$-	$-
Committed to be allocated	61,928	26,975
Unallocated	1,391,281	1,426,234
Total shares	$1,453,209	$1,453,209

The fair value of unallocated shares was $26.2 million at September 30, 2017.

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2017 and 2016 was $607,000 and $0, respectively.

Note 8. Fair Value of Financial Instruments

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

Foreclosed Real Estate:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value, less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2017:
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$56,393	$-	$56,393
Corporate and other debt securities	-	8,444	-	8,444
Mortgage-backed securities – residential	-	41,741	-	41,741
Equity securities	-	32	-	32
Total assets at fair value	$-	$106,610	$-	$106,610
Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$839	$839
Construction	-	-	2,260	2,260
Other loans secured			500	500
Home equity lines of credit	-	-	79	79
Foreclosed real estate	-	-	270	270
Total assets at fair value	$-	$-	$3,948	$3,948

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2017
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$63,445	$-	$63,445
Corporate and other debt securities	-	8,482	-	8,482
Mortgage-backed securities – residential	-	39,930	-	39,930
Equity securities	-	32	-	32
Total assets at fair value	-	$111,889	$-	$111,889
Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$1,126	$1,126
Construction	-	-	2,260	2,260
Commercial loans	-	-	72	72
Other loans secured			1,609	1,609
Home equity lines of credit	-	-	5	5
Foreclosed real estate	-	-	977	977
Total assets at fair value	$-	$-	$6,049	$6,049

There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2017.

Impaired loans in the table above had a carrying amount of $3.7 million, and a remaining valuation allowance of $1.0 million at September 30, 2017, as compared to $6.3 million and $1.1 million, respectively, as of June 30, 2017. Impaired loans measured at fair value incurred $17,000 of net charge-offs, and resulted in an additional provision for loan losses of $48,000 during the three months ended September 30, 2017. Impaired loans measured at fair value as of September 30, 2016 incurred $38,000 of net charge-offs and resulted in an additional provision for loan losses of $40,000 during the three months ended September 30, 2016.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at September 30, 2017 and June 30, 2017 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
September 30, 2017:
Impaired loans - residential mortgages	$839	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 12.7%
Impaired loans - construction	2,260	Cost approach	Discount for distressed property	50.0%
Impaired loans - other loans secured	500	Sales comparison	Adjustments for differences in sales comparables	0.0%
Impaired loans - home equity lines of credit	79	Sales comparison	Adjustments for differences in sales comparables	3.7% to 12.7%
Foreclosed real estate	270	Sales contract	n/a	n/a

June 30, 2017:
Impaired loans - residential mortgages	$1,126	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 7.8%
		Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - construction	2,260	Cost approach	Discount for distressed property	50.0%
Impaired loans - commercial	72	Discounted cash flow	Adjustments for differences in sales comparables	7.0% to 7.5%
Impaired loans - other loans secured	1,609	Discounted cash flow	Discount rate	6.0%
		Sales comparison	Adjustments for differences in sales comparables	0.0%
Impaired loans - home equity lines of credit	5	Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	977	Sales comparison	Adjustments for differences in sales comparables	-23.4% to 7.2%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities (in thousands) (none of which are held for trading purposes):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2017:
Financial assets:
Cash and cash equivalents	$34,733	$34,733	$-	$-	$34,733
Investment securities held to maturity	369,213	-	368,330	207	368,537
Investment securities available for sale	106,610	-	106,610	-	106,610
Loans receivable, net	839,963	-	-	847,039	847,039
Accrued interest receivable	4,178	-	1,528	2,650	4,178
Federal Home Loan Bank stock	2,622	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	776,990	776,990	-	-	776,990
Time certificate deposits	304,717	-	307,579	-	307,579
Mortgage escrow funds	4,955	4,955	-	-	4,955
FHLB advances	35,750	-	35,735	-	35,735
June 30, 2017:
Financial assets:
Cash and cash equivalents	$60,486	$60,486	$-	$-	$60,486
Investment securities held to maturity	383,551	-	383,318	270	383,588
Investment securities available for sale	111,889	-	111,889	-	111,889
Loans receivable, net	809,648	-	-	817,814	817,814
Accrued interest receivable	3,693	-	1,243	2,450	3,693
Federal Home Loan Bank stock	3,132	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	793,681	793,681	-	-	793,681
Time certificate deposits	294,780	-	297,508	-	297,508
Mortgage escrow funds	8,084	8,084	-	-	8,084
FHLB advances	42,598	-	42,544	-	42,544

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

Note 9. Regulatory Capital

The following is a summary of the Company’s and Bank’s actual capital amounts and ratios as of September 30, 2017 and June 30, 2017, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands):

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017:
PCSB Bank
Leverage (Tier 1)	$193,110	13.5%	$57,135	4.0%	$71,419	5.0%
Risk-based:
Common Tier 1	193,110	21.2	40,923	4.5	59,111	6.5
Tier 1	193,110	21.2	54,564	6.0	72,752	8.0
Total	198,378	21.8	72,752	8.0	90,941	10.0
PCSB Financial Corporation
Leverage (Tier 1)	$280,900	19.6%	$57,297	4.0%	N/A	N/A
Risk-based:
Common Tier 1	280,900	30.8	41,014	4.5	N/A	N/A
Tier 1	280,900	30.8	54,686	6.0	N/A	N/A
Total	286,168	31.4	72,914	8.0	N/A	N/A

June 30, 2017:
PCSB Bank
Leverage (Tier 1)	$190,990	13.7%	$55,949	4.0%	$69,936	5.0%
Risk-based:
Common Tier 1	190,990	21.7	39,631	4.5	57,245	6.5
Tier 1	190,990	21.7	52,841	6.0	70,455	8.0
Total	196,140	22.3	70,455	8.0	88,069	10.0
PCSB Financial Corporation
Leverage (Tier 1)	$278,528	20.0%	$55,839	4.0%	N/A	N/A
Risk-based:
Common Tier 1	278,528	31.6	39,631	4.5	N/A	N/A
Tier 1	278,528	31.6	52,841	6.0	N/A	N/A
Total	283,678	32.2	70,455	8.0	N/A	N/A

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

Management believes that as of September 30, 2017 and June 30, 2017, the Bank and Company met all capital adequacy requirements to which they were subject, including the capital conservation buffer of 1.250% as of both September 30, 2017 and June 30, 2017.  Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Note 10. Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents as of September 30, 2017. Earnings per share data is not applicable for the period ended September 30, 2016 because the Company had not yet been formed and had no shares outstanding at a Company or Bank level.

(Dollars in thousands, except for per share data)	Three months ended September 30, 2017

Net income applicable to common stock	$1,756

Average number of common shares outstanding	18,165,110
Less: Average unallocated ESOP shares	1,408,663
Average number of common shares outstanding used to calculate basic earnings per common share	16,756,447

Earnings per Common share:
Basic	$0.10
Diluted	$0.10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2017 and June 30, 2017, and for the three months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

•	adverse changes in the securities or credit markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
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

Goodwill.  Goodwill resulting from business combination transactions is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  We recognized goodwill in connection with our acquisition of CMS Bancorp, Inc.

Comparison of Financial Condition at September 30, 2017 and June 30, 2017

Total Assets. Total assets decreased $14.8 million, or 1.0%, to $1.41 billion at September 30, 2017 from $1.43 billion at June 30, 2017. The decrease is primarily the result of decreases of $25.8 million in cash and cash equivalents, $14.4 million in HTM securities, and $5.3 million in AFS securities, partially offset by an increase of $30.4 million in net loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $25.8 million, or 42.6%, to $34.7 million at September 30, 2017 from $60.5 million at June 30, 2017. The decrease was primarily attributable to loan growth and net outflows in deposits.

Securities Held-to-Maturity. Total securities held to maturity decreased $14.4 million, or 3.7%, to $369.2 million at September 30, 2017 from $383.6 million at June 30, 2017.  This decrease was primarily caused by $11.6 million of net maturities of U.S. government and agency obligations, $4.2 million of net repayments and $600,000 of sales of mortgage-backed securities, and $2.0 million of maturities of US government bonds, partially offset by $4.0 million of net purchases of municipal securities.

Securities Available for Sale. Total securities available for sale decreased $5.3 million, or 4.7%, to $106.6 million at September 30, 2017 from $111.9 million at June 30, 2017. This decline was primarily due to $7.0 million of net maturities of U.S. government and agency obligations, and $6.0 million in sales of mortgage backed securities, partially offset by $8.1 million of net purchases of mortgage backed securities.

Net Loans Receivable. Net loans receivable increased $30.4 million, or 3.7%, to $840.0 million at September 30, 2017 from $809.6 million at June 30, 2017.  The $30.4 million increase is primarily due to increases of $32.3 million in commercial mortgage loans and $1.7 million in other loans secured, partially offset by decreases of $2.2 million in residential mortgage loans and $1.9 million in commercial loans. The Company purchased $26.1 million of commercial mortgage loans during the three months ended September 30, 2017.

Deposits. Total deposits decreased $6.8 million, or 0.6%, to $1.08 billion at September 30, 2017 from $1.09 billion at June 30, 2017. This decrease primarily reflects a $13.8 million decrease in savings accounts and $2.9 million decrease in demand accounts, partially offset by a $9.9 million increase in certificates of deposit.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $6.8 million, or 16.1%, to $35.8 million at September 30, 2017 from $42.6 million at June 30, 2017. The decrease was due to $6.8 million of maturities of short-term advances and $30,000 of amortization on long-term advances.

Total Shareholder’s Equity. Total shareholders’ equity increased $2.3 million, or 0.8%, to $282.1 million at September 30, 2017 from $279.8 million at June 30, 2017. This increase was primarily due to net income of $1.8 million and a $607,000 reduction in unearned ESOP shares for plan shares earned during the period. At September 30, 2017, the Company’s book value per share was $15.53, compared to $15.41 at June 30, 2017. At September 30, 2017, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. Net income increased $300,000, or 20.6%, to $1.8 million for the three months ended September 30, 2017 compared to $1.5 million for the three months ended September 30, 2016. The increase was primarily due to a $1.1 million increase in net interest income and a $162,000 increase in non-interest income, partially offset by a $696,000 increase in non-interest expenses, $158,000 increase in income tax expense and $109,000 increase in the provision for loan losses.

Net Interest Income. Net interest income increased $1.1 million, or 12.5%, to $9.9 million for the three months ended September 30, 2017 compared to $8.8 million for the three months ended September 30, 2016, primarily reflecting a $163.5 million increase in net interest-earning assets.  The net interest margin was unchanged at 2.89% for the three months ended September 30, 2017 and 2016.

Interest and Dividend Income. Interest and dividend income increased $1.2 million, or 11.8%, to $11.3 million for the three months ended September 30, 2017 compared to $10.1 million for the three months ended September 30, 2016. The increase primarily reflects a $154.1 million increase in total interest-earning assets, partially offset by a 2-basis point decrease in the yield on total interest-earning assets.

Interest income on loans receivable increased $293,000, or 3.4%, primarily due to a $37.1 million increase in the average balance of loans receivable to $813.2 million for the three months ended September 30, 2017 from $776.1 million for the same period last year. The increase was partially offset by a 6-basis point decrease in the average yield on loans to 4.33% for the three months ended September 30, 2017 from 4.39% for the same period last year.

Interest income on securities increased $765,000, or 51.7%, primarily due to a $113.1 million increase in the average balance of securities and a 26-basis point increase in the average yield on securities to 1.85% for the current-year period from 1.59% for the same period last year. The increase in the yield on securities was due primarily to an increase in market interest rates as well as an increase in the percentage of the portfolio being invested in generally higher-yielding mortgage-backed securities.

Interest income on other interest-earning assets increased $130,000, or 125.0%, primarily due to a $3.8 million increase in the average balance and a 71-basis point increase in the average yield on other interest-earning assets to 1.34% for the three months ended September 30, 2017 from 0.63% for the same period last year. The increase in the yield on other interest-earning assets was due primarily to an increase in market interest rates.

Interest Expense. Interest expense increased $87,000, or 6.5%, to $1.4 million for the three months ended September 30, 2017 compared to $1.3 million for the three months ended September 30, 2016. The increase primarily reflects a 4-basis point increase in the average cost of interest-bearing liabilities to 0.56% for the three months ended September 30, 2017 from 0.52% for the same period last year, partially offset by a $9.4 million decrease in the average balance on interest-bearing liabilities.

Interest expense on interest-bearing deposits and mortgage escrow funds decreased $17,000 primarily due to a $35.3 million decrease in the average balance to $961.2 million for the three months ended September 30, 2017 from $996.5 million for the three months ended September 30, 2016, partially offset by a 1-basis point increase in the average cost of deposits to 0.52% for the three months ended September 30, 2017 from 0.51% for the same period last year. The decrease in the average balance of interest-bearing deposits primarily reflects lower average certificate of deposit balances. The increase in the average rate paid on interest-bearing deposits was caused primarily by a 7-basis point increase in the average rate paid on certificates of deposit.

Interest expense on Federal Home Loan Bank advances increased $104,000, or 208.0%, primarily due to a $25.9 million increase in the average balance to $41.4 million for the three months ended September 30, 2016 from $15.5 million for the same period last year and a 20-basis point increase in the average cost to 1.48% for the three months ended September 30, 2017 from 1.28% for the same period last year. The increase in the average cost is primarily due to a longer average maturity in the current year compare to the same period last year.

Provision for Loan Losses. The provision for loan losses increased by $109,000 to $135,000 for the three months ended September 30, 2017, compared to $26,000 for the three months ended September 30, 2016 primarily as a result of the increase in the loan portfolio in the current period. Charge-offs, net of recoveries, were $17,000 and $3,000 for the three months ended September 30, 2017 and 2016, respectively. Loans classified as substandard and doubtful decreased to $24.6 million at September 30, 2017 from $25.1 million at June 30, 2017.

Non-Interest Income. Non-interest income increased $162,000, or 29.3% to $714,000 for the three months ended September 30, 2017 compared to $552,000 for the three months ended September 30, 2016. The increase was caused primarily by a $173,000 net gain on sale of securities.

Non-Interest Expense. Non-interest expense increased $696,000, or 9.7%, to $7.9 million for the three months ended September 30, 2017 compared to $7.2 million for the three months ended September 30, 2016. The increase was caused primarily by increases of $563,000 in salaries and benefits, $154,000 in other operating expenses, and $104,000 in professional fees, partially offset by a $137,000 decrease in FDIC assessment. The increase in salaries and benefits was due primarily to a $290,000 net increase in retirement expenses and a $226,000 increase due to increased staffing.  The increase in other operating expenses was caused primarily by increases in Director and Officer insurance and data processing fees. The increase in professional fees was due primarily to expenses related to being a public company.

Income Tax Expense. Income tax expense increased $158,000, or 24.4%, to $805,000 for the three months ended September 30, 2017 from $647,000 for the three months ended September 30, 2016. The increase was caused primarily by the $458,000, or 21.8%, increase in pre-tax income. The effective income tax rate was 31.4% and 30.8% for the three months ended September 30, 2017 and 2016, respectively.

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

	Three months ended September 30,
	2017			2016
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(in thousands)
Assets:
Loans receivable	$813,244	$8,818	4.33%	$776,142	$8,525	4.39%
Securities	486,026	2,245	1.85	372,866	1,480	1.59
Other interest-earning assets	69,257	234	1.34	65,444	104	0.63
Total interest-earning assets	1,368,527	11,297	3.30	1,214,452	10,109	3.32
Non-interest-earning assets	58,241			55,255
Total assets	$1,426,768			$1,269,707

Liabilities and equity:
NOW accounts	$114,770	49	0.17	$109,959	44	0.16
Money market accounts	30,100	21	0.28	31,410	21	0.27
Savings accounts and escrow	518,315	325	0.25	529,381	327	0.25
Certificates of deposit	298,010	872	1.16	325,793	892	1.09
Total interest-bearing deposits	961,195	1,267	0.52	996,543	1,284	0.51
Federal Home Loan Bank advances	41,398	154	1.48	15,474	50	1.28
Total interest-bearing liabilities	1,002,593	1,421	0.56	1,012,017	1,334	0.52
Non-interest-bearing deposits	134,368			130,768
Other non-interest-bearing liabilities	8,287			15,687
Total liabilities	1,145,248			1,158,472
Total equity	281,520			111,235
Total liabilities and equity	$1,426,768			$1,269,707

Net interest income		$9,876			$8,775
Interest rate spread (1)			2.74			2.80
Net interest margin (2)			2.89			2.89
Average interest-earning assets to interest-bearing liabilities	136.50%			120.00%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

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

	Three months ended September 30, 2017 versus 2016
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$(126)	$419	$293
Securities	145	620	765
Other interest-earning assets	120	10	130
Total interest-earning assets	139	1,049	1,188

Interest expense:
NOW accounts	2	3	5
Money market accounts	1	(1)	-
Savings and escrow accounts	1	(3)	(2)
Certificates of deposit	59	(79)	(20)
Federal Home Loan Bank advances	9	95	104
Total interest-bearing liabilities	72	15	87

Net increase in net interest income	$67	$1,034	$1,101

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans and investment securities, have longer maturities than our liabilities, consisting primarily of deposits and FHLB advances. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, we have established a management-level Asset/Liability Management Committee, which takes initial responsibility for developing an asset/liability management process and related procedures, establishing and monitoring reporting systems and developing asset/liability strategies. On at least a quarterly basis, the Asset/Liability Management Committee reviews asset/liability management with the Investment Asset/Liability Committee that has been established by the Board of Directors. This committee also reviews any changes in strategies as well as the performance of any specific asset/liability management actions that have been implemented previously. On a quarterly basis, an outside consulting firm provides us with detailed information and analysis as to asset/liability management, including our interest rate risk profile. Ultimate responsibility for effective asset/liability management rests with our Board of Directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the offering have increased our capital and provided management with greater flexibility to manage our interest rate risk, including the following strategies: originating loans with adjustable interest rates; promoting core deposit products; and adjusting the interest rates and maturities of funding sources, as necessary. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

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

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at September 30, 2017 and June 30, 2017. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	EVE Ratio	Change (in bps)
September 30, 2017:
200	$289,504	$(38,771)	(11.8)%	21.83%	(148)
100	311,392	(16,883)	(5.1)	22.77	(54)
-	328,275	-	-	23.31	-
(100)	336,479	8,204	2.5	23.28	(3)

June 30, 2017:
200	$290,781	$(35,848)	(11.0)%	21.62%	(130)
100	311,728	(14,901)	(4.6)	22.49	(42)
-	326,629	-	-	22.92	-
(100)	331,139	4,510	1.4	22.69	(22)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $34.7 million, a decrease from $60.5 million as of June 30, 2017. Securities classified as available for sale, which provide an additional source of liquidity, totaled $106.6 million at September 30, 2017, a decrease from $111.9 million as of June 30, 2017.

At September 30, 2017, we had the ability to borrow up to $335.9 million from the Federal Home Loan Bank of New York, $35.8 million of which was outstanding at that date. At September 30, 2017, we also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $84.6 million, none of which was outstanding at that date.

At June 30, 2017, we had the ability to borrow up to $350.7 million from the Federal Home Loan Bank of New York, $42.6 million of which was outstanding at that date. At June 30, 2017, we also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $85.9 million, none of which was outstanding at that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or the Federal Reserve Bank of New York.

At September 30, 2017, we had $82.3 million of loan commitments outstanding and $35.0 million of approved, but unadvanced, funds to borrowers. We also had $750,000 in outstanding letters of credit at September 30, 2017.

At June 30, 2017, we had $77.6 million of loan commitments outstanding and $45.4 million of approved, but unadvanced, lines of credit. We also had $705,000 in outstanding letters of credit at June 30, 2017.

Certificates of deposit due within one year of September 30, 2017 totaled $112.9 million, an increase of $5.8 million from $107.1 million as of June 30, 2017. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at September 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. The Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Company is governed by applicable laws and regulations. At September 30, 2017, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $71.4 million.

Capital Resources.  The Company and Bank are subject to various regulatory capital requirements administered by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation. At September 30, 2017, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 to the accompanying unaudited financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk".

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2017, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission. As of September 30, 2017, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of PCSB Financial Corporation (1)

3.2	Bylaws of PCSB Financial Corporation (2)

10.1	PCSB Bank Incentive Compensation Plan Policy

10.2	PCSB Financial Corporation Compensation Clawback Policy

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101

The following materials for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (3)

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

PCSB FINANCIAL CORPORATION

Date: November 9, 2017	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: November 9, 2017	/s/ Scott D.Nogles
Scott D. Nogles
Executive Vice President and Chief Financial Officer