Form 10-Q
period 2017-12-31
PCSB Financial Corp
filed 2018-02-09
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

18,165,110 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of February 9, 2018.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share data)

	December 31,	June 30,
	2017	2017
ASSETS
Cash and due from banks	$75,778	$59,115
Federal funds sold	1,328	1,371
Total cash and cash equivalents	77,106	60,486
Investment Securities:
Held to maturity investment securities, at amortized cost (fair value of $363,457 and $383,588, respectively)	367,646	383,551
Available for sale securities, at fair value	102,714	111,889
Total investment securities	470,360	495,440
Loans receivable, net of allowance for loan losses of $4,471 and $5,150, respectively	838,120	809,648
Accrued interest receivable	4,001	3,693
Federal Home Loan Bank stock	2,395	3,132
Premises and equipment, net	12,625	12,959
Deferred tax asset, net	2,832	4,770
Foreclosed real estate	-	977
Bank-owned life insurance	23,473	23,179
Goodwill	6,106	6,106
Other intangible assets	495	559
Other assets	5,755	5,509
Total assets	$1,443,268	$1,426,458
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$963,495	$952,109
Non-interest bearing deposits	150,834	136,352
Total deposits	1,114,329	1,088,461
Mortgage escrow funds	8,229	8,084
Advances from Federal Home Loan Bank	30,720	42,598
Other liabilities	7,579	7,469
Total liabilities	1,160,857	1,146,612
Commitments and contingencies	-	-
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2017 and June 30, 2017)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,165,110 shares issued and outstanding as of December 31, 2017 and June 30, 2017)	182	182
Additional paid in capital	178,556	177,993
Retained earnings	122,906	121,148
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(13,563)	(14,262)
Accumulated other comprehensive loss, net of income taxes	(5,670)	(5,215)
Total shareholders' equity	282,411	279,846
Total liabilities and shareholders' equity	$1,443,268	$1,426,458

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Interest and dividend income
Loans receivable	$9,171	$8,238	$17,989	$16,763
Investment securities	2,269	1,530	4,514	3,010
Federal funds and other	217	82	451	186
Total interest and dividend income	11,657	9,850	22,954	19,959
Interest expense
Deposits	1,307	1,292	2,574	2,576
FHLB advances	164	31	318	81
Total interest expense	1,471	1,323	2,892	2,657
Net interest income	10,186	8,527	20,062	17,302
Provision for loan losses	200	562	335	588
Net interest income after provision for loan losses	9,986	7,965	19,727	16,714
Noninterest income
Fees and service charges	293	360	569	602
Gain on sale of securities, net	-	-	173	-
Bank-owned life insurance	145	160	294	328
Settlement on acquired loan	-	1,615	-	1,615
Other	254	124	370	266
Total noninterest income	692	2,259	1,406	2,811
Noninterest expense
Salaries and employee benefits	4,823	4,444	9,636	8,694
Occupancy and equipment	1,296	1,844	2,578	3,135
Professional fees	379	276	792	585
Advertising	179	90	344	229
Postage, printing, stationary and supplies	142	131	274	264
FDIC assessment	64	106	142	321
Amortization of intangible assets	33	37	65	73
Other operating expenses	1,209	866	2,188	1,691
Total noninterest expense	8,125	7,794	16,019	14,992
Net income before income tax expense	2,553	2,430	5,114	4,533
Income tax expense	2,551	758	3,356	1,405
Net income	$2	$1,672	$1,758	$3,128
Earnings per common share:
Basic	$0.00	n/a	$0.10	n/a
Diluted	$0.00	n/a	$0.10	n/a

Weighted average common shares outstanding - basic and diluted	16,791,305	n/a	16,773,883	n/a

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Net Income	$2	$1,672	$1,758	$3,128

Other comprehensive (loss) income:

Unrealized gains (losses) on available for sale securities:
Net change in unrealized gains/losses before reclassification adjustment	(717)	(1,262)	(930)	(1,109)
Reclassification adjustment for gains realized in net income	-	-	(139)	-
Net change in unrealized gains/losses	(717)	(1,262)	(1,069)	(1,109)
Tax effect	243	429	363	377
Net of tax	(474)	(833)	(706)	(732)

Defined benefit pension plan:
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	181	577	362	577
Tax effect	(61)	(196)	(123)	(196)
Net of tax	120	381	239	381

Supplemental retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	8	47	16	47
Tax effect	(2)	(16)	(4)	(16)
Net of tax	6	31	12	31

Total other comprehensive (loss)	(348)	(421)	(455)	(320)

Comprehensive (loss) income	$(346)	$1,251	$1,303	$2,808

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share data)

						Accumulated
			Additional		Unallocated	Other
	Number of	Common	Paid-In	Retained	Common Stock	Comprehensive	Total
	Shares	Stock	Capital	Earnings	of ESOP	Loss	Equity
Balance at July 1, 2017	18,165,110	$182	$177,993	$121,148	$(14,262)	$(5,215)	$279,846
Net Income	-	-	-	1,758	-	-	1,758
Other comprehensive loss	-	-	-	-	-	(455)	(455)
Issuance of common stock(1)	-	-	(17)	-	-	-	(17)
ESOP shares committed to be released (69,906 shares)	-	-	580	-	699	-	1,279
Balance at December 31, 2017	18,165,110	$182	$178,556	$122,906	$(13,563)	$(5,670)	$282,411

Balance at July 1, 2016	-	$-	$-	$117,919	$-	$(7,970)	$109,949
Net Income	-	-	-	3,128	-	-	3,128
Other comprehensive loss	-	-	-	-	-	(320)	(320)
Balance at December 31, 2016	-	$-	$-	$121,047	$-	$(8,290)	$112,757

(1) Represents costs incurred in connection with the Company's initial public offering completed in the prior period.

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six Months Ended December 31,
	2017	2016

OPERATING ACTIVITIES
Net income	$1,758	$3,128
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	335	588
Depreciation and amortization	760	705
Amortization of net premiums on securities and net deferred loan origination costs	941	607
Net (increase) decrease in accrued interest receivable	(308)	65
Net loss (gain) on sale of foreclosed real estate	21	(30)
Net gains on sales of securities	(173)	-
ESOP Compensation	1,279	-
Earnings from cash surrender value of BOLI	(294)	(328)
Net accretion of purchase account adjustments	(361)	(438)
Other adjustments, principally net changes in other assets and liabilities	2,416	(3,106)
Net cash provided by operating activities	6,374	1,191
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(27,463)	(52,229)
Available for sale	(15,651)	(9,073)
Sales of investment securities available for sale	6,100	-
Maturities and calls of investment securities:
Held to maturity	43,060	50,043
Available for sale	17,603	24,816
Principal repayments net of disbursement for loan originations	17,792	19,715
Purchase of loans	(46,657)	(6,041)
Net redemption of FHLB stock	737	723
Purchase of bank premises and equipment	(362)	(1,431)
Proceeds from sale of foreclosed real estate	956	254
Net cash (used in) provided by investing activities	(3,885)	26,777
FINANCING ACTIVITIES
Net increase (decrease) in deposits	25,881	(4,874)
Net decrease in short-term FHLB advances	(11,818)	-
Repayment of long-term FHLB advances	(60)	(16,059)
Net increase (decrease) in mortgage escrow funds	145	(286)
Issuance of common stock	(17)	-
Net cash provided by (used in) financing activities	14,131	(21,219)
Net increase in cash and cash equivalents	16,620	6,749
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	60,486	41,578
Cash and cash equivalents at end of period	$77,106	$48,327

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) - (Continued)

(amounts in thousands)

Supplemental information:
Cash paid for:
Interest	$2,844	$2,671
Income taxes	2,010	134
Loans transferred to foreclosed real estate and other assets	-	1,533

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At December 31, 2017, the significant assets of the Holding Company were the capital stock of the Bank, investments retained by the Holding Company, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

Basis of Presentation:  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and include the accounts of the Holding Company, the Bank and the Bank's three subsidiaries – PCSB Funding Corp., PCSB Commercial Bank and UpCounty Realty Corp. (formerly PCSB Realty Ltd.)  PCSB Funding Corp. is a real estate investment trust that holds certain mortgage assets.  PCSB Commercial Bank is a state-chartered commercial bank authorized to accept the deposits of local governments in New York State. UpCounty Realty Corp. is a corporation that holds certain properties foreclosed upon by the Bank. All intercompany transactions and balances have been eliminated in consolidation. Financial information for the periods before the Company’s initial public offering (“IPO”) on April 20, 2017 is that of the Bank only.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers.” The amendments in ASU 2014-09 provide a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers. The amendments in ASU 2014-09 also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. For public entities, ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of PCSB Bank’s revenue comes from financial instruments such as debt securities and loans that are outside the scope of the guidance. ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The impact on disclosures is currently being evaluated by management.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall.” The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. Among other changes, ASU 2016-01 would require equity securities to be measured at fair value with changes in fair value recognized through net income but would allow equity securities that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments would simplify the impairment assessment of such equity securities and would require enhanced disclosure about these investments. ASU 2016-01 would also require separate presentation of financial assets and liabilities by measurement category and type of instrument, such as securities or loans, on the balance sheet or in the notes, and would eliminate certain other disclosures relating to the methods and assumptions used to estimate fair value. For public entities, the amendments in ASU 2016-01 are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The impact on disclosures is currently being evaluated by management.

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company currently leases eleven branches and two administrative offices. ASU 2016-02 will result in the establishment of a right to use asset and corresponding lease obligation, the materiality of which has yet to be determined by management, however the ASU is not expected to have a material impact on the Company’s consolidated results of operations or disclosures.

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

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350).” ASU 2017-04 simplifies the test for goodwill impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. ASU 2017-14 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted for interim or annual goodwill impairment testing performed on testing dates after January 1, 2017. Management expects ASU 2017-04 will not have a significant impact on its consolidated financial statements.

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

Note 3. Shareholders' Equity

The Company completed its initial public offering (“IPO”) on April 20, 2017, in connection with the Bank’s mutual-to-stock conversion, resulting in gross proceeds of $178.3 million, through the sale of 17,826,408 shares, including 1,453,209 shares sold to the PCSB Bank Employee Stock Ownership Plan (ESOP), at the offering price of $10.00 per share. In addition, the Company also contributed 338,702 shares of its common stock and $1.6 million in cash to the PCSB Community Foundation. Expenses related to the offering were $3.7 million, which resulted in net proceeds of $174.6 million prior to the contribution to PCSB Community Foundation. The Company lent $14.5 million to the ESOP and contributed $87.3 million to the Bank, with the remainder of the net proceeds of the offering prior to the contribution to PCSB Community Foundation being retained at the holding company.

Prior to the IPO, the Company had no outstanding shares.

Note 4. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2017 and June 30, 2017 were as follows:

	December 31, 2017
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$55,569	$-	$(545)	$55,024
Corporate and other debt securities	8,433	6	(77)	8,362
Mortgage-backed securities – residential	39,692	134	(530)	39,296
Equity securities	32	-	-	32
Total available for sale	$103,726	$140	$(1,152)	$102,714
Held to maturity:
U.S. Government and agency obligations	$136,060	$-	$(1,377)	$134,683
Corporate and other debt securities	4,000	-	(129)	3,871
Mortgage-backed securities – residential	140,411	141	(1,771)	138,781
Mortgage-backed securities – collateralized mortgage obligations	55,829	4	(892)	54,941
Mortgage-backed securities – commercial	31,346	166	(331)	31,181
Total held to maturity	$367,646	$311	$(4,500)	$363,457

	June 30, 2017
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$63,630	$31	$(216)	$63,445
Corporate and other debt securities	8,460	58	(36)	8,482
Mortgage-backed securities – residential	39,710	363	(143)	39,930
Equity securities	32	-	-	32
Total available for sale	$111,832	$452	$(395)	$111,889
Held to maturity:
U.S. Government and agency obligations	$155,559	$23	$(574)	$155,008
Corporate and other debt securities	999	-	-	999
Mortgage-backed securities – residential	143,452	828	(497)	143,783
Mortgage-backed securities – collateralized mortgage obligations	59,476	146	(235)	59,387
Mortgage-backed securities – commercial	24,065	412	(66)	24,411
Total held to maturity	$383,551	$1,409	$(1,372)	$383,588

During the six months ended December 31, 2017, the Company sold securities with a carrying amount of $6.6 million, resulting in $173,000 of net realized gains. Included was the disposal of $681,000 of securities classified as held to maturity, resulting in net realized gains of $34,000. These securities were comprised of seasoned mortgage-backed securities where the Company collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments or scheduled payments payable in equal installments, comprising both principal and interest, over the terms. There was no sales of or realized gains or losses on investment securities for the three or six months ended December 31, 2016.

The following table presents the fair value and carrying amount of debt securities at December 31, 2017, by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(in thousands)
December 31, 2017:
1 year or less	$37,492	$37,402	$11,018	$10,981
1 to 5 years	98,568	97,280	50,984	50,444
5 to 10 years	-	-	2,000	1,961
Mortgage-backed securities and other	231,586	228,775	39,692	39,296
Total	$367,646	$363,457	$103,694	$102,682

Securities pledged had carrying amounts of $78.2 million and $95.5 million at December 31, 2017 and June 30, 2017, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2017 and June 30, 2017:

	December 31, 2017
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
U.S. Government and agency obligations	$34,231	$(267)	$20,793	$(278)	$55,024	$(545)
Corporate and other debt securities	6,336	(77)	-	-	6,336	(77)
Mortgage-backed securities – residential	20,847	(300)	10,604	(230)	31,451	(530)
Total available for sale	$61,414	$(644)	$31,397	$(508)	$92,811	$(1,152)
Held to maturity:
U.S. Government and agency obligations	$60,450	$(587)	$67,232	$(790)	$127,682	$(1,377)
Corporate and other debt securities	3,871	(129)	-	-	3,871	(129)
Mortgage-backed securities – residential	95,903	(993)	27,052	(778)	122,955	(1,771)
Mortgage-backed securities – collateralized mortgage obligations	41,965	(561)	11,973	(331)	53,938	(892)
Mortgage-backed securities – commercial	11,089	(126)	8,887	(205)	19,976	(331)
Total held to maturity	$213,278	$(2,396)	$115,144	$(2,104)	$328,422	$(4,500)

	June 30, 2017
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$41,900	$(200)	$3,993	$(16)	$45,893	$(216)
Corporate and other debt securities	1,964	(36)	-	-	1,964	(36)
Mortgage-backed securities – residential	18,861	(111)	3,200	(32)	22,061	(143)
Total available for sale	$62,725	$(347)	$7,193	$(48)	$69,918	$(395)
Held to maturity
U.S. Government and agency obligations	$113,511	$(531)	$5,981	$(43)	$119,492	$(574)
Corporate and other debt securities	999	-	-	-	999	-
Mortgage-backed securities – residential	39,754	(467)	1,626	(30)	41,380	(497)
Mortgage-backed securities – collateralized mortgage obligations	26,622	(141)	4,444	(94)	31,066	(235)
Mortgage-backed securities – commercial	9,092	(66)	-	-	9,092	(66)
Total held to maturity	$189,978	$(1,205)	$12,051	$(167)	$202,029	$(1,372)

As of December 31, 2017, the Company’s security portfolio consisted of $470.4 million in securities, of which 227 securities with a fair value of $421.2 million were in an unrealized loss position.

As of June 30, 2017, the Company’s security portfolio consisted of $495.4 million in securities, of which 156 securities with a fair value of $271.9 million were in an unrealized loss position.

There were no securities for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of December 31, 2017 and June 30, 2017. Management believes the unrealized losses are primarily a result of changes in interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of December 31, 2017 and June 30, 2017.

Note 5. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	December 31,	June 30,
	2017	2017
Mortgage loans:
Residential	$213,716	$217,778
Commercial	481,169	437,651
Construction	16,379	22,404
Net deferred loan origination costs	210	397
Total mortgages	711,474	678,230
Commercial and consumer loans:
Commercial loans	31,276	33,297
Other loans secured	46,056	46,802
Home equity lines of credit	40,158	41,927
Consumer and installment loans	12,860	13,765
Net deferred loan origination costs	767	777
Total commercial and consumer loans	131,117	136,568
Total loans receivable	842,591	814,798
Allowance for loan losses	(4,471)	(5,150)
Loans receivable, net	$838,120	$809,648

In 2015, the Company completed a merger with CMS Bancorp and its wholly owned subsidiary, CMS Bank. References to acquired loans in this note pertain only to those loans acquired as part of the merger.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31, 2017
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$407	$(5)	$-	$-	$402
Commercial	2,709	(23)	-	-	2,686
Construction	1,160	237	(997)	-	400
Commercial loans	345	(23)	-	-	322
Other loans secured	404	(15)	-	-	389
Home equity lines of credit	77	(3)	-	-	74
Consumer and installment loans	140	(7)	-	-	133
Acquired:
Residential	26	39	-	-	65
Total	$5,268	$200	$(997)	$-	$4,471

	Three Months Ended December 31, 2016
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$238	$-	$-	$-	$238
Commercial	2,121	909	-	1	3,031
Construction	302	34	-	-	336
Commercial loans	559	(458)	-	400	501
Other loans secured	361	(22)	-	-	339
Home equity lines of credit	70	-	-	-	70
Consumer and installment loans	414	97	(398)	-	113
Acquired:
Commercial loans	-	2	(2)	-	-
Total	$4,065	$562	$(400)	$401	$4,628

	Six Months Ended December 31, 2017
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$360	$59	$(17)	$-	$402
Commercial	2,589	97	-	-	2,686
Construction	1,150	247	(997)	-	400
Commercial loans	440	(118)	-	-	322
Other loans secured	365	24	-	-	389
Home equity lines of credit	76	(2)	-	-	74
Consumer and installment loans	144	(11)	-	-	133
Acquired:
Residential	26	39	-	-	65
Total	$5,150	$335	$(1,014)	$-	$4,471

	Six Months Ended December 31, 2016
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$237	$(69)	$-	$70	$238
Commercial	2,149	863	-	19	3,031
Construction	269	67	-	-	336
Commercial loans	604	(676)	-	573	501
Other loans secured	397	168	(324)	98	339
Home equity lines of credit	73	(3)	-	-	70
Consumer and installment loans	313	198	(398)	-	113
Acquired:					-
Residential	-	38	(38)	-	-
Commercial loans	-	2	(2)	-	-
Total	$4,042	$588	$(762)	$760	$4,628

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of December 31, 2017 and June 30, 2017 (in thousands):

	December 31, 2017
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$3,499	$208,900	$1,317	$213,716	$190	$212	$65	$467
Commercial	2,438	477,238	1,493	481,169	-	2,686	-	2,686
Construction	2,260	14,119	-	16,379	276	124	-	400
Commercial loans	351	30,925	-	31,276	75	247	-	322
Other loans secured	4,165	41,891	-	46,056	2	387	-	389
Home equity lines of credit	480	39,505	173	40,158	5	69	-	74
Consumer and installment loans	-	12,840	20	12,860	-	133	-	133
Total	$13,193	$825,418	$3,003	$841,614	$548	$3,858	$65	$4,471

	June 30, 2017
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$4,471	$211,983	$1,324	$217,778	$131	$229	$26	$386
Commercial	2,411	433,416	1,824	437,651	-	2,589	-	2,589
Construction	3,661	18,743	-	22,404	997	153	-	1,150
Commercial loans	356	32,941	-	33,297	7	433	-	440
Other loans secured	5,813	40,989	-	46,802	2	363	-	365
Home equity lines of credit	610	41,140	177	41,927	5	71	-	76
Consumer and installment loans	-	13,723	42	13,765	-	144	-	144
Total	$17,322	$792,935	$3,367	$813,624	$1,142	$3,982	$26	$5,150

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by class of loans as of December 31, 2017 and June 30, 2017 (in thousands):

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$2,940	$2,721	$-
Commercial	2,948	2,438	-
Other loans secured	7,558	3,088	-
Home equity lines of credit	473	469	-
With a related allowance recorded:
Residential	747	778	190
Construction	3,257	2,260	276
Commercial loans	351	351	75
Other loans secured	1,077	1,077	2
Home equity lines of credit	11	11	5
Total	$19,362	$13,193	$548

	June 30, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$4,216	$4,014	$-
Commercial	2,935	2,411	-
Construction	404	404	-
Commercial loans	276	277	-
Other loans secured	9,157	4,702	-
Home equity lines of credit	599	599	-
With a related allowance recorded:
Residential	395	457	131
Construction	3,257	3,257	997
Commercial loans	79	79	7
Other loans secured	1,111	1,111	2
Home equity lines of credit	11	11	5
Total	$22,440	$17,322	$1,142

The table below presents the average recorded investment and interest income recognized on loans individually evaluated for impairment, by class of loans, for the three and six months ended December 31, 2017 and 2016 (in thousands):

	Three months ended		Three months ended
	December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$3,027	$124	$3,725	$3
Commercial	2,454	27	2,303	31
Commercial loans	-	-	91	1
Other loans secured	3,488	77	5,489	66
Home equity lines of credit	571	20	551	-
With a related allowance recorded:
Residential	778	3	-	-
Commercial	-	-	3,132	25
Construction	3,008	-	131	-
Commercial loans	352	-	-	-
Other loans secured	1,087	13	-	-
Home equity lines of credit	11	-	-	-
Total	$14,776	$264	$15,422	$126

	Six Months Ended		Six Months Ended
	December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$3,431	$166	$3,753	$6
Commercial	2,447	54	2,311	63
Construction	173	17	-	-
Commercial loans	-	-	92	2
Other loans secured	4,002	160	5,513	134
Home equity lines of credit	593	20	551	(2)
With a related allowance recorded:
Residential	686	7	-	-
Commercial	-	-	3,141	52
Construction	3,115	-	131	-
Commercial loans	353	4	-	-
Other loans secured	1,095	27	-	-
Home equity lines of credit	11	-	-	-
Total	$15,906	$455	$15,492	$255

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by class of loans as of December 31, 2017 and June 30, 2017 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	December 31,	June 30,	December 31,	June 30,
	2017	2017	2017	2017
Originated:
Residential	$1,772	$2,581	$-	$-
Commercial	258	-	-	-
Construction	2,260	3,661	-	-
Commercial loans	275	-	-	-
Other loans secured	1,368	2,959	-	-
Home equity lines of credit	100	302	-	-
Acquired:
Residential	1,281	1,776	-	-
Commercial	508	497	-	-
Home equity lines of credit	369	296	-	-
Total	$8,191	$12,072	$-	$-

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes nonaccrual acquired loans that are accounted for as purchased credit impaired loans totaling $1.8 million and $2.7 million as of December 31, 2017 and June 30, 2017, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2017 and June 30, 2017 (in thousands):

	December 31, 2017
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$-	$-	$1,632	$1,632	$153,476	$155,108
Commercial	-	-	258	258	404,223	404,481
Construction	-	-	2,260	2,260	14,119	16,379
Commercial loans	-	-	275	275	30,412	30,687
Other loans secured	-	-	544	544	45,344	45,888
Home equity lines of credit	-	-	100	100	34,306	34,406
Consumer and installment loans	10	-	-	10	12,661	12,671
Total originated	10	-	5,069	5,079	694,541	699,620
Acquired:
Residential	-	-	1,778	1,778	56,830	58,608
Commercial	-	-	1,087	1,087	75,601	76,688
Commercial loans	-	-	-	-	589	589
Other loans secured	-	-	-	-	168	168
Home equity lines of credit	46	-	296	342	5,410	5,752
Consumer and installment loans	-	-	-	-	189	189
Total acquired	46	-	3,161	3,207	138,787	141,994
Total	$56	$-	$8,230	$8,286	$833,328	$841,614

	June 30, 2017
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$94	$275	$1,973	$2,342	$153,390	$155,732
Commercial	-	-	-	-	355,247	355,247
Construction	-	-	3,661	3,661	18,743	22,404
Commercial loans	-	-	-	-	31,613	31,613
Other loans secured	-	-	544	544	43,612	44,156
Home equity lines of credit	-	199	103	302	35,246	35,548
Consumer and installment loans	-	-	-	-	13,435	13,435
Total originated	94	474	6,281	6,849	651,286	658,135
Acquired:
Residential	237	463	1,472	2,172	59,874	62,046
Commercial	-	-	1,054	1,054	81,350	82,404
Commercial loans	-	-	-	-	1,684	1,684
Other loans secured	-	-	-	-	2,646	2,646
Home equity lines of credit	-	-	296	296	6,083	6,379
Consumer and installment loans	-	-	-	-	330	330
Total acquired	237	463	2,822	3,522	151,967	155,489
Total	$331	$937	$9,103	$10,371	$803,253	$813,624

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

As of December 31, 2017 and June 30, 2017, the Company had 17 and 20 loans classified as troubled debt restructurings totaling $7.1 million and $9.9 million, respectively. The Company has allocated $211,000 and $145,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2017 and June 30, 2017, and has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The Company did not modify any loans as troubled debt restructuring during the three or six months ended December 31, 2017 or 2016.

The Company had two troubled debt restructurings with a total carrying amount of $1.1 million at December 31, 2017 for which there was a payment default in the six months ended December 31, 2017 that were modified in the twelve months prior to default, resulting in a $66,000 increase to the allowance for loan loss. One default, with a carrying amount of $0.8 million, has been cured as of December 31, 2017. There were no such defaults during the three months ended December 31, 2017 or the three or six months ended December 31, 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$152,995	$271	$1,842	$-	$155,108
Commercial	401,371	-	3,110	-	404,481
Construction	14,119	-	2,260	-	16,379
Commercial loans	28,024	-	2,663	-	30,687
Other loans secured	40,657	-	5,231	-	45,888
Home equity lines of credit	34,306	55	45	-	34,406
Consumer and installment loans	12,661	10	-	-	12,671
Total originated	684,133	336	15,151	-	699,620
Acquired:
Residential	57,864	109	635	-	58,608
Commercial	74,687	-	2,001	-	76,688
Commercial loans	589	-	-	-	589
Other loans secured	168	-	-	-	168
Home equity lines of credit	5,286	-	466	-	5,752
Consumer and installment loans	189	-	-	-	189
Total acquired	138,783	109	3,102	-	141,994
Total	$822,916	$445	$18,253	$-	$841,614

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$153,165	$-	$2,567	$-	$155,732
Commercial	352,203	134	2,910	-	355,247
Construction	18,743	-	3,661	-	22,404
Commercial loans	28,944	-	2,669	-	31,613
Other loans secured	37,267	-	6,889	-	44,156
Home equity lines of credit	35,246	58	244	-	35,548
Consumer and installment loans	13,405	-	30	-	13,435
Total originated	638,973	192	18,970	-	658,135
Acquired:
Residential	58,665	-	3,381	-	62,046
Commercial	80,082	-	2,322	-	82,404
Commercial loans	1,684	-	-	-	1,684
Other loans secured	2,646	-	-	-	2,646
Home equity lines of credit	5,906	-	473	-	6,379
Consumer and installment loans	330	-	-	-	330
Total acquired	149,313	-	6,176	-	155,489
Total	$788,286	$192	$25,146	$-	$813,624

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of December 31, 2017 and June 30, 2017 is as follows (in thousands):

	December 31,	June 30,
	2017	2017
Residential	$1,252	$1,298
Commercial	1,493	1,824
Home equity lines of credit	173	177
Consumer and installment loans	20	42
Carrying amount, net of allowance of $65 and $26, respectively	$2,938	$3,341

The allowance for loan loss on purchased credit impaired loans increased $39,000 during the three and six months ended December 31, 2017.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Beginning balance	$375	$532	$403	$578
New loans acquired	-	-	-	-
Accretion income	(24)	(46)	(52)	(92)
Reclassification from non-accretable difference	-	-	-	-
Disposals	(113)	-	(113)	-
Ending balance	$238	$486	$238	$486

Note 6. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total

Balance at October 1, 2017	$(195)	$(4,883)	$(244)	$(5,322)
Other comprehensive loss before reclassifications	(717)	-	-	(717)
Amounts reclassified from accumulated other comprehensive income	-	181	8	189
Tax effect	243	(61)	(2)	180
Net other comprehensive (loss) income	(474)	120	6	(348)
Balance at December 31, 2017	$(669)	$(4,763)	$(238)	$(5,670)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total

Balance at October 1, 2016	$624	$(7,683)	$(810)	$(7,869)
Other comprehensive loss before reclassifications	(1,262)	-	-	(1,262)
Amounts reclassified from accumulated other comprehensive income	-	577	47	624
Tax effect	429	(196)	(16)	217
Net other comprehensive (loss) income	(833)	381	31	(421)
Balance at December 31, 2016	$(209)	$(7,302)	$(779)	$(8,290)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2017	$37	$(5,002)	$(250)	$(5,215)
Other comprehensive loss before reclassifications	(930)	-	-	(930)
Amounts reclassified from accumulated other comprehensive (loss) income	(139)	362	16	239
Tax effect	363	(123)	(4)	236
Net other comprehensive (loss) income	(706)	239	12	(455)
Balance at December 31, 2017	$(669)	$(4,763)	$(238)	$(5,670)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2016	$523	$(7,683)	$(810)	$(7,970)
Other comprehensive loss before reclassifications	(1,109)	-	-	(1,109)
Amounts reclassified from accumulated other comprehensive income	-	577	47	624
Tax effect	377	(196)	(16)	165
Net other comprehensive (loss) income	(732)	381	31	(320)
Balance at December 31, 2016	$(209)	$(7,302)	$(779)	$(8,290)

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

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three and six months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended		Three Months Ended
	December 31, 2017		December 31, 2016
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$107	$184	$81
Interest cost	242	25	253	29
Expected return on plan assets	(503)	-	(464)	-
Amortization of prior net loss	-	-	361	23
Amortization of prior service cost	181	8	(72)	-
Net periodic (benefit) cost	$(80)	$140	$262	$133

	Six Months Ended		Six Months Ended
	December 31, 2017		December 31, 2016
	Defined Benefit Plan	Supplemental Retirement Plan	Defined Benefit Plan	Supplemental Retirement Plan
Service cost	$-	$220	$369	$161
Interest cost	484	50	507	58
Expected return on plan assets	(1,006)	-	(962)	-
Amortization of prior net loss	-	-	721	47
Amortization of prior service cost	362	16	(144)	-
Net periodic cost	$(160)	$66	$491	$266

The Company made no contributions to the defined benefit plan during the three and six months ended December 31, 2017 and expects to make no contributions to the plan for the year ending June 30, 2018.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Company employees. The Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.00% at December 31, 2017). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2017 was $13.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032.

Shares held by the ESOP include the following:

	December 31, 2017	June 30, 2017
Allocated	96,881	-
Committed to be allocated	-	26,975
Unallocated	1,356,328	1,426,234
Total shares	1,453,209	1,453,209

The fair value of unallocated shares was $25.8 million at December 31, 2017.

Total compensation expense recognized in connection with the ESOP for the three and six months ended December 31, 2017 was $672,000 and $1.3 million, respectively. There was no ESOP compensation expense for the three or six months ended December 31, 2016.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2017:
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$55,024	$-	$55,024
Corporate and other debt securities	-	8,362	-	8,362
Mortgage-backed securities – residential	-	39,296	-	39,296
Equity securities	-	32	-	32
Total assets at fair value	$-	$102,714	$-	$102,714

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$265	$265
Construction	-	-	1,984	1,984
Commercial loans	-	-	206	206
Other loans secured	-	-	500	500
Home equity lines of credit	-	-	72	72
Total assets at fair value	$-	$-	$3,027	$3,027

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2017
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$63,445	$-	$63,445
Corporate and other debt securities	-	8,482	-	8,482
Mortgage-backed securities – residential	-	39,930	-	39,930
Equity securities	-	32	-	32
Total assets at fair value	-	$111,889	$-	$111,889

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$1,126	$1,126
Construction	-	-	2,260	2,260
Commercial loans	-	-	72	72
Other loans secured			1,609	1,609
Home equity lines of credit	-	-	5	5
Foreclosed real estate	-	-	977	977
Total assets at fair value	$-	$-	$6,049	$6,049

There were no transfers between levels within the fair value hierarchy during the three or six months ended December 31, 2017.

Impaired loans in the table above had a carrying amount of $3.4 million, and a remaining valuation allowance of $405,000 at December 31, 2017, as compared to $6.3 million and $1.1 million, respectively, as of June 30, 2017. Impaired loans measured at fair value incurred $997,000 of net charge-offs and resulted in an additional provision for loan losses of $405,000 during the six months ended December 31, 2017. Impaired loans measured at fair value as of December 31, 2016 incurred $38,000 of net charge-offs and resulted in an additional provision for loan losses of $814,000 during the three months ended December 31, 2016.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at December 31, 2017 and June 30, 2017 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
December 31, 2017:
Impaired loans - residential mortgages	$265	Sales comparison	Adjustments for differences in sales comparables	4.2% to 21.1%
Impaired loans - construction	1,984	Sales contract	n/a	n/a
Impaired loans - commercial loans	206	Discounted cash flow	Discount rate	6.0%
Impaired loans - other loans secured	500	Sales contract	n/a	n/a
Impaired loans - home equity lines of credit	72	Sales comparison	Adjustments for differences in sales comparables	4.2% to 21.1%

June 30, 2017:
Impaired loans - residential mortgages	$1,126	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 7.8%
		Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - construction	2,260	Cost approach	Discount for distressed property	50.0%
Impaired loans - commercial	72	Discounted cash flow	Adjustments for differences in sales comparables	7.0% to 7.5%
Impaired loans - other loans secured	1,609	Discounted cash flow	Discount rate	6.0%
		Sales comparison	Adjustments for differences in sales comparables	0.0%
Impaired loans - home equity lines of credit	5	Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	977	Sales comparison	Adjustments for differences in sales comparables	-23.4% to 7.2%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities (in thousands) (none of which are held for trading purposes):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2017:
Financial assets:
Cash and cash equivalents	$77,106	$77,106	$-	$-	$77,106
Investment securities held to maturity	367,646	-	363,253	204	363,457
Investment securities available for sale	102,714	-	102,714	-	102,714
Loans receivable, net	838,120	-	-	834,729	834,729
Accrued interest receivable	4,001	-	1,291	2,710	4,001
Federal Home Loan Bank stock	2,395	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	802,782	802,782	-	-	802,782
Time deposits	311,547	-	314,386	-	314,386
Mortgage escrow funds	8,229	8,229	-	-	8,229
FHLB advances	30,720	-	30,633	-	30,633
June 30, 2017:
Financial assets:
Cash and cash equivalents	$60,486	$60,486	$-	$-	$60,486
Investment securities held to maturity	383,551	-	383,318	270	383,588
Investment securities available for sale	111,889	-	111,889	-	111,889
Loans receivable, net	809,648	-	-	817,814	817,814
Accrued interest receivable	3,693	-	1,243	2,450	3,693
Federal Home Loan Bank stock	3,132	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	793,681	793,681	-	-	793,681
Time deposits	294,780	-	297,508	-	297,508
Mortgage escrow funds	8,084	8,084	-	-	8,084
FHLB advances	42,598	-	45,504	-	45,504

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

Deposits: The fair values disclosed for demand deposits (e.g., non-interest-bearing demand, NOW, money market, savings deposits and escrow accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) and are considered Level 1. Fair values for time deposits are estimated using a discounted cash flows calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

FHLB Advances: Fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to the Company's current advances maturities schedule, resulting in a Level 2 classification.

Note 9. Regulatory Capital

The following is a summary of the Company’s and Bank’s actual capital amounts and ratios as of December 31, 2017 and June 30, 2017, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands):

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017:
PCSB Bank
Leverage (Tier 1)	$195,169	13.8%	$56,400	4.0%	$70,500	5.0%
Risk-based:
Common Tier 1	195,169	21.6	40,591	4.5	58,632	6.5
Tier 1	195,169	21.6	54,122	6.0	72,162	8.0
Total	199,640	22.1	72,162	8.0	90,203	10.0
PCSB Financial Corporation
Leverage (Tier 1)	$282,716	19.9%	$56,713	4.0%	N/A	N/A
Risk-based:
Common Tier 1	282,716	31.3	40,632	4.5	N/A	N/A
Tier 1	282,716	31.3	54,176	6.0	N/A	N/A
Total	287,187	31.8	72,234	8.0	N/A	N/A

June 30, 2017:
PCSB Bank
Leverage (Tier 1)	$190,990	13.7%	$55,949	4.0%	$69,936	5.0%
Risk-based:
Common Tier 1	190,990	21.7	39,631	4.5	57,245	6.5
Tier 1	190,990	21.7	52,841	6.0	70,455	8.0
Total	196,140	22.3	70,455	8.0	88,069	10.0
PCSB Financial Corporation
Leverage (Tier 1)	$278,528	20.0%	$55,839	4.0%	N/A	N/A
Risk-based:
Common Tier 1	278,528	31.6	39,631	4.5	N/A	N/A
Tier 1	278,528	31.6	52,841	6.0	N/A	N/A
Total	283,678	32.2	70,455	8.0	N/A	N/A

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

Management believes that as of December 31, 2017 and June 30, 2017, the Bank and Company met all capital adequacy requirements to which they were subject, including the capital conservation buffer of 1.250% as of both December 31, 2017 and June 30, 2017. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Note 10. Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents during the six months ended December 31, 2017. Earnings per share data is not applicable for the periods ended December 31, 2016 because the Company had not yet been formed and had no shares outstanding at a Company or Bank level.

	Three months ended December 31, 2017	Six months ended December 31, 2017
	(amounts in thousands, except share and per share data)

Net income applicable to common stock	$2	$1,758

Average number of common shares outstanding	18,165,110	18,165,110
Less: Average unallocated ESOP shares	1,373,805	1,391,227
Average number of common shares outstanding used to calculate basic earnings per common share	16,791,305	16,773,883

Earnings per Common share:
Basic	$0.00	$0.10
Diluted	$0.00	$0.10

Note 11. Income Taxes

On December 22, 2017, as part of the Tax Cuts and Jobs Act, the federal government enacted comprehensive tax reform containing provisions with a number of impacts on corporate income taxes, the most significant of which provides a decrease in the corporate income tax rate from 34% to 21% for tax years beginning on or after January 1, 2018. The Company is required to re-measure as of the date the law is enacted, its net deferred tax assets to reflect the income tax rate expected to be effective when deferred tax positions will be realized. As a result, the Company recorded a re-measurement charge through income tax expense of $1.8 million for the three and six months ended December 31, 2017.

Although management does not expect the $1.8 million re-measurement charge to change materially, the charge is provisional as the Company continues to finalize its analysis of the Company’s deferred tax inventory, as well as other facts and circumstances that existed as of the law’s enactment date that is needed in order to complete the accounting requirements under ASC Topic 740 Income Taxes; and is subject to revision during the measurement period for up to one year from the date of the tax law change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at December 31, 2017 and June 30, 2017, and results of operations for the three and six months ended December 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2017.

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

•	adverse changes in the securities or credit markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in tax laws, regulatory fees, and capital requirements, including as a result of Basel III;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
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

Comparison of Financial Condition at December 31, 2017 and June 30, 2017

Total Assets. Total assets increased $16.8 million, or 1.2%, to $1.44 billion at December 31, 2017 from $1.43 billion at June 30, 2017. The increase is primarily the result of increases of $28.5 million in net loans and $16.6 million in cash and cash equivalents, partially offset by decreases of $25.1 million in total investment securities, $1.9 million in deferred tax assets, and $977,000 in foreclosed real estate.

Cash and Cash Equivalents. Cash and cash equivalents increased $16.6 million, or 27.5%, to $77.1 million at December 31, 2017 from $60.5 million at June 30, 2017. The increase was primarily attributable to a $25.1 million decrease in total investment securities and a $14.2 million increase in liabilities, partially offset by a $28.5 million increase in net loans and a $3.4 million decrease in all other assets.

Securities Held-to-Maturity. Total securities held to maturity decreased $15.9 million, or 4.1%, to $367.7 million at December 31, 2017 from $383.6 million at June 30, 2017. This decrease was primarily caused by $19.5 million of net maturities of U.S. government and agency obligations, partially offset by net purchases of $3.0 million of corporate and other debt securities and $593,000 of mortgage-backed securities.

Securities Available for Sale. Total securities available for sale decreased $9.2 million, or 8.2%, to $102.7 million at December 31, 2017 from $111.9 million at June 30, 2017. This decline was primarily due to $8.1 million of net maturities of U.S. government and agency obligations, $6.0 million in sales of mortgage backed securities, and a $1.1 million increase in net unrealized losses driven primarily by an increase in market interest rates, partially offset by $6.0 million of net purchases of mortgage backed securities.

Net Loans Receivable. Net loans receivable increased $28.5 million, or 3.5%, to $838.1 million at December 31, 2017 from $809.6 million at June 30, 2017. The increase is primarily due to an increase of $43.5 million in commercial mortgage loans, partially offset by decreases of $6.0 million in construction loans, $4.1 million in residential mortgage loans, $2.0 million in commercial loans and $1.8 million in home equity credit lines. The Company purchased $46.7 million of commercial mortgage loans during the six months ended December 31, 2017.

Deposits. Total deposits increased $25.9 million, or 2.4%, to $1.11 billion at December 31, 2017 from $1.09 billion at June 30, 2017. This increase primarily reflects a $16.8 million increase in time deposits and a $17.4 million increase in demand deposits and NOW accounts, partially offset by an $8.3 million decrease in savings and money market accounts.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $11.9 million, or 27.9%, to $30.7 million at December 31, 2017 from $42.6 million at June 30, 2017, primarily due to $11.8 million in maturities of short-term advances.

Total Shareholder’s Equity. Total shareholders’ equity increased $2.6 million, or 0.9%, to $282.4 million at December 31, 2017 from $279.8 million at June 30, 2017. This increase was primarily due to net income of $1.8 million and a $1.3 million reduction in unearned ESOP shares for plan shares earned during the period. At December 31, 2017, the Company’s book value per share was $15.55, compared to $15.41 at June 30, 2017. At December 31, 2017, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Comparison of Operating Results for the Three Months Ended December 31, 2017 and 2016

General. Net income decreased $1.7 million, or 99.9%, to $2,000 for the three months ended December 31, 2017 compared to $1.7 million for the three months ended December 31, 2016. The decrease was primarily due to a $1.8 million increase in income tax expense, a $1.6 million decrease in non-interest income, and a $331,000 increase in non-interest expenses, partially offset by $1.7 million increase in net interest income and a $362,000 decrease in the provision for loan losses.

Net Interest Income. Net interest income increased $1.7 million, or 19.5%, to $10.2 million for the three months ended December 31, 2017 compared to a $8.5 million for the three months ended December 31, 2016. The increase primarily reflects a $170.4 million increase in average net interest-earning assets and an 11-basis point increase in the net interest margin to 3.00% for the three months ended December 31, 2017 compared to 2.89% for the three months ended December 31, 2016. The increase in average net interest-earning assets primarily reflects the investment of the net proceeds received in the Company’s initial public offering completed in April 2017.

Interest and Dividend Income. Interest and dividend income increased $1.8 million, or 18.3%, to $11.7 million for the three months ended December 31, 2017 compared to a $9.9 million for the three months ended December 31, 2016. The increase primarily reflects a $174.1 million increase in total average interest-earning assets and an 11-basis point increase in the yield on total interest-earning assets.

Interest income on loans receivable increased $933,000, or 11.3%, primarily due to a $65.1 million increase in the average balance of loans receivable to $827.6 million for the three months ended December 31, 2017 from $762.5 million for the same period last year, and an 11-basis point increase in the average yield on loans to 4.43% for the three months ended December 31, 2017 from 4.32% for the same period last year.

Interest income on securities increased $739,000, or 48.3%, primarily due to a $110.7 million increase in the average balance of securities and a 23-basis point increase in the average yield on securities to 1.92% for the current-year period from 1.69% for the same period last year. The increase in the yield on securities was due primarily to an increase in market interest rates as well as an increase in the percentage of the portfolio being invested in generally higher-yielding mortgage-backed securities.

Interest income on other interest-earning assets increased $135,000, or 164.6%, primarily due to a 100-basis point increase in the average yield on other interest-earning assets to 1.58% for the three months ended December 31,

2017 from 0.58% for the same period last year, partially offset by a $1.7 million decrease in the average balance to $54.3 million for the three months ended December 31, 2017 compared to a $56.0 million for the same period last year. The increase in the yield on other interest-earning assets was due primarily to an increase in market interest rates.

Interest Expense. Interest expense increased $148,000, or 11.2%, to $1.5 million for the three months ended December 31, 2017 compared to $1.3 million for the three months ended December 31, 2016. The increase primarily reflects a $3.7 million increase in the average balance on interest bearing liabilities and a 6-basis point increase in the average cost to 0.59% for the three months ended December 31, 2017 from 0.53% for the same period last year.

Interest expense on interest-bearing deposits increased $15,000, or 1.2%, primarily due to a 2-basis point increase in the average cost of deposits to 0.54% for the three months ended December 31, 2017 from 0.52% for the same period last year, partially offset by a $25.3 million decrease in the average balance to $957.8 million for the three months ended December 31, 2017 from $983.1 million for the three months ended December 31, 2016. The increase in the average rate paid on interest-bearing deposits was caused primarily by an 8-basis point increase in the average rate paid on time deposits as the Bank offered special rates and terms to attract customers.

Interest expense on Federal Home Loan Bank advances increased $133,000, or 429.0%, primarily due to a $28.9 million increase in the average balance to $35.3 million for the three months ended December 31, 2017 from $6.4 million for the same period last year, partially offset by an 11-basis point decrease in the average cost to 1.85% for the three months ended December 31, 2017 from 1.96% for the same period last year. The decrease in the average cost is primarily due to a shorter average term on advances in the current year compared to the same period last year.

Provision for Loan Losses. The provision for loan losses decreased by $362,000 to $200,000 for the three months ended December 31, 2017, compared to $562,000 for the three months ended December 31, 2016 primarily due to increases in specific reserves on impaired loans in the prior year period. Charge-offs, net of recoveries, were $997,000 for the three months ended December 31, 2017 compared to net recoveries of $1,000 for the three months ended December 31, 2016. In the current period, the Company recorded a $997,000 charge-off of a specific reserve recorded in a prior period on a construction loan.

Non-Interest Income. Non-interest income decreased $1.6 million, or 69.4% to $692,000 for the three months ended December 31, 2017 compared to a $2.3 million for the three months ended December 31, 2016. The decrease was caused primarily by a one-time settlement on an acquired loan of $1.6 million in the prior year.

Non-Interest Expense. Non-interest expense increased $331,000, or 4.2%, to $8.1 million for the three months ended December 31, 2017 compared to $7.8 million for the three months ended December 31, 2016. The increase was caused primarily by increases of $379,000 in salaries and benefits, $343,000 in other operating expenses, $103,000 in professional fees, and $89,000 in advertising expense, partially offset by a $548,000 decrease in occupancy and equipment expense and a $42,000 decrease in FDIC assessment. The increase in salaries and benefits was due primarily to a $301,000 increase in retirement expenses, resulting primarily from ESOP compensation expense not incurred in the prior period, and a $159,000 increase due to increased staffing, partially offset by a $97,000 decrease in benefits expense due primarily to lower health care costs. The increase in other operating expenses was caused primarily by increases in Director and Officer insurance and data processing fees. The increase in professional fees was due primarily to expenses related to being a public company. The decrease in occupancy and equipment expense was due primarily to a $521,000 lease obligation write-off recorded in the prior year.

Income Tax Expense. Income tax expense increased $1.8 million, or 236.5%, to $2.6 million for the three months ended December 31, 2017 from $758,000 for the three months ended December 31, 2016. The increase was caused primarily by the $1.8 million estimated re-measurement charge recorded in the current quarter required in connection with tax law changes contained in the Tax Cuts and Jobs Act, however the Company expects to benefit in the future from the decrease in the federal corporate tax rate from 34% to 21%. The effective income tax rate was 99.9% for the three months ended December 31, 2017 compared to 31.2% for the three months ended December 31, 2016.

Comparison of Operating Results for the Six Months Ended December 31, 2017 and 2016

General. Net income decreased $1.4 million, or 43.8%, to $1.8 million for the six months ended December 31, 2017 compared to $3.1 million for the six months ended December 31, 2016. The decrease was primarily due to a $2.0 million increase in income tax expense, a $1.4 million decrease in non-interest income, and a $1.0 million increase in non-interest expenses, partially offset by a $2.8 million increase in net interest income and a $253,000 decrease in the provision for loan losses.

Net Interest Income. Net interest income increased $2.8 million, or 16.0%, to $20.1 million for the six months ended December 31, 2017 compared to a $17.3 million for the six months ended December 31, 2016. The increase primarily reflects a $167.0 million increase in average net interest-earning assets and a 6-basis point increase in the net interest margin to 2.95% for the six months ended December 31, 2017 compared to 2.89% for the six months ended December 31, 2016. The increase in average net interest-earning assets primarily reflects the investment of the net proceeds received in the Company’s initial public offering completed in April 2017.

Interest and Dividend Income. Interest and dividend income increased $3.0 million, or 15.0%, to $23.0 million for the six months ended December 31, 2017 compared to $20.0 million for the six months ended December 31, 2016. The increase primarily reflects a $164.1 million increase in total average interest-earning assets and a 4-basis point increase in the yield on total interest-earning assets.

Interest income on loans receivable increased $1.2 million, or 7.3%, primarily due to a $51.1 million increase in the average balance of loans receivable to $820.4 million for the six months ended December 31, 2017 from $769.3 million for the same period last year, and a 3-basis point increase in the average yield on loans to 4.38% for the six months ended December 31, 2017 from 4.35% for the same period last year.

Interest income on securities increased $1.5 million, or 50.0%, primarily due to a $111.0 million increase in the average balance of securities and a 25-basis point increase in the average yield on securities to 1.88% for the current-year period from 1.63% for the same period last year. The increase in the yield on securities was due primarily to an increase in market interest rates as well as an increase in the percentage of the portfolio being invested in generally higher-yielding mortgage-backed securities.

Interest income on other interest-earning assets increased $265,000, or 142.5%, primarily due to a $2.0 million increase in the average balance and an 83-basis point increase in the average yield on other interest-earning assets to 1.45% for the six months ended December 31, 2017 from 0.62% for the same period last year. The increase in the yield on other interest-earning assets was due primarily to an increase in market interest rates.

Interest Expense. Interest expense increased $235,000, or 8.8%, to $2.9 million for the six months ended December 31, 2017 compared to $2.7 million for the six months ended December 31, 2016. The increase primarily reflects a 5-basis point increase in the average cost of interest-bearing liabilities to 0.58% for the three months ended December 31, 2017 from 0.53% for the same period last year, partially offset by a $2.9 million decrease in the average balance on interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $2,000, or 0.1%, primarily due to a $30.3 million decrease in the average balance to $959.5 million for the six months ended December 31, 2017 from a $989.8 million for the six months ended December 31, 2016, partially offset by a 1-basis point increase in the average cost of deposits to 0.53% for the six months ended December 31, 2017 from 0.52% for the same period last year. The decrease in the average balance of interest-bearing deposits primarily reflects lower average savings and time deposit balances. The increase in the average rate paid on interest-bearing deposits was caused primarily by an 8-basis point increase in the average rate paid on time deposits as the Bank offered special rates and terms to attract customers.

Interest expense on Federal Home Loan Bank advances increased $237,000, or 292.6%, primarily due to a $27.4 million increase in the average balance to $38.3 million for the six months ended December 31, 2016 from $10.9 million for the same period last year, and a 17-basis point increase in the average cost to 1.65% for the six months ended December 31, 2017 from 1.48% for the same period last year. The increase in the average cost is primarily due to a longer average term on advances in the current year compared to the same period last year.

Provision for Loan Losses. The provision for loan losses decreased by $253,000 to $335,000 for the six months ended December 31, 2017, compared to $588,000 for the six months ended December 31, 2016 primarily due to increases in specific reserves on impaired loans in the prior year period. Charge-offs, net of recoveries, were $1.0 million and $70,000 for the six months ended December 31, 2017 and 2016, respectively.

Non-Interest Income. Non-interest income decreased $1.4 million, or 50.0% to $1.4 million for the six months ended December 31, 2017 compared to $2.8 million for the six months ended December 31, 2016. The decrease was caused primarily by a one-time settlement on an acquired loan of $1.6 million in the prior year partially offset by a $173,000 gain on the sale of securities recognized in the current year.

Non-Interest Expense. Non-interest expense increased $1.0 million, or 6.9%, to $16.0 million for the six months ended December 31, 2017 compared to $15.0 million for the six months ended December 31, 2016. The increase was primarily caused by increases of $942,000 in salaries and benefits, $497,000 in other operating expenses, $207,000 in professional fees and $115,000 in advertising expense, partially offset by a $557,000 decrease in occupancy and equipment expense and a $179,000 decrease in FDIC assessment. The increase in salaries and benefits was due primarily to a $591,000 net increase in retirement expenses and a $385,000 increase due to increased staffing. The increase in other operating expenses was caused primarily by increases in Director and Officer insurance and data processing fees. The increase in professional fees was due primarily to expenses related to being a public company. The decrease in occupancy and equipment expense was caused primarily by a $521,000 lease obligation write-off recorded in the prior year.

Income Tax Expense. Income tax expense increased $2.0 million, or 138.9%, to $3.4 million for the six months ended December 31, 2017 from $1.4 million for the six months ended December 31, 2016. The increase was caused primarily by the $1.8 million estimated re-measurement charge recorded in the current quarter required in connection with tax law changes contained in the Tax Cuts and Jobs Act, however the Company expects to benefit in the future from the decrease in the federal corporate tax rate from 34% to 21%. The effective income tax rate was 65.6% for the six months ended December 31, 2017 as compared to 31.0% for the six months ended December 31, 2016.

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

	Three months ended December 31,
	2017			2016
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$827,614	$9,171	4.43%	$762,538	$8,238	4.32%
Securities	473,641	2,269	1.92	362,954	1,530	1.69
Other interest-earning assets	54,388	217	1.58	56,045	82	0.58
Total interest-earning assets	1,355,643	11,657	3.44	1,181,537	9,850	3.33
Non-interest-earning assets	58,665			58,604
Total assets	$1,414,308			$1,240,141

Liabilities and equity:
NOW accounts	$112,147	48	0.17	$105,647	44	0.16
Money market accounts	29,014	22	0.30	31,874	21	0.26
Savings accounts and escrow	509,888	309	0.24	527,779	327	0.25
Time deposits	306,756	928	1.20	317,757	900	1.12
Total interest-bearing deposits	957,805	1,307	0.54	983,057	1,292	0.52
Federal Home Loan Bank advances	35,293	164	1.85	6,354	31	1.96
Total interest-bearing liabilities	993,098	1,471	0.59	989,411	1,323	0.53
Non-interest-bearing deposits	130,614			123,135
Other non-interest-bearing liabilities	7,765			15,101
Total liabilities	1,131,477			1,127,647
Total equity	282,831			112,494
Total liabilities and equity	$1,414,308			$1,240,141

Net interest income		$10,186			$8,527
Interest rate spread (1)			2.85			2.80
Net interest margin (2)			3.00			2.89
Average interest-earning assets to interest-bearing liabilities	136.51%			119.42%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six months ended December 31,
	2017			2016
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$820,429	$17,989	4.38%	$769,340	$16,763	4.35%
Securities	479,833	4,514	1.88	368,855	3,010	1.63
Other interest-earning assets	61,822	451	1.45	59,800	186	0.62
Total interest-earning assets	1,362,084	22,954	3.37	1,197,995	19,959	3.33
Non-interest-earning assets	58,453			56,929
Total assets	$1,420,537			$1,254,924

Liabilities and equity:
NOW accounts	$113,458	97	0.17	$107,803	88	0.16
Money market accounts	29,557	43	0.29	31,642	42	0.26
Savings accounts and escrow	514,102	633	0.25	528,580	654	0.25
Time deposits	302,382	1,801	1.18	321,775	1,792	1.10
Total interest-bearing deposits	959,499	2,574	0.53	989,800	2,576	0.52
Federal Home Loan Bank advances	38,346	318	1.65	10,914	81	1.48
Total interest-bearing liabilities	997,845	2,892	0.58	1,000,714	2,657	0.53
Non-interest-bearing deposits	132,491			126,951
Other non-interest-bearing liabilities	8,026			15,394
Total liabilities	1,138,362			1,143,059
Total equity	282,175			111,865
Total liabilities and equity	$1,420,537			$1,254,924

Net interest income		$20,062			$17,302
Interest rate spread (1)			2.79			2.80
Net interest margin (2)			2.95			2.89
Average interest-earning assets to interest-bearing liabilities	136.50%			119.71%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

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

	Three months ended December 31, 2017 versus 2016
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$169	$764	$933
Securities	127	612	739
Other interest-earning assets	136	(1)	135
Total interest-earning assets	432	1,375	1,807

Interest expense:
NOW accounts	2	2	4
Money market accounts	2	(1)	1
Savings and escrow accounts	(9)	(9)	(18)
Time deposits	62	(34)	28
Federal Home Loan Bank advances	(2)	135	133
Total interest-bearing liabilities	55	93	148

Net increase in net interest income	$377	$1,282	$1,659

	Six months ended December 31, 2017 versus 2016
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$50	$1,176	$1,226
Securities	277	1,227	1,504
Other interest-earning assets	252	13	265
Total interest-earning assets	579	2,416	2,995

Interest expense:
NOW accounts	4	5	9
Money market accounts	4	(3)	1
Savings and escrow accounts	(9)	(12)	(21)
Time deposits	120	(111)	9
Federal Home Loan Bank advances	10	227	237
Total interest-bearing liabilities	129	106	235

Net increase in net interest income	$450	$2,310	$2,760

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

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at December 31, 2017 and June 30, 2017. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	EVE Ratio	Change (in bps)
December 31, 2017:
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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $77.1 million, an increase from $60.5 million as of June 30, 2017. Securities classified as available for sale, which provide an additional source of liquidity, totaled $102.7 million at December 31, 2017, a decrease from $111.9 million as of June 30, 2017.

We had the ability to borrow up to $332.2 million and $350.7 million from the Federal Home Loan Bank of New York, at December 31, 2017 and June 30, 2017, $30.7 million and $42.6 million of which was outstanding as of December 31, 2017 and June 30, 2017, respectively. We also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $87.0 million and $85.9 million as of December 31, 2017 and June 30, 2017, respectively, none of which was outstanding at either date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or the Federal Reserve Bank of New York.

We had $91.4 million and $77.6 million of loan commitments outstanding as of December 31, 2017 and June 30, 2017, respectively, and $36.6 million and $45.4 million as of December 31, 2017 and June 30, 2017, respectively, of approved, but unadvanced, funds to borrowers. We also had $750,000 and $705,000 in outstanding letters of credit at December 31, 2017 and June 30, 2017, respectively.

Time deposits due within one year of December 31, 2017 totaled $116.8 million, an increase of $9.7 million from $107.1 million as of June 30, 2017. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at December 31, 2017. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. The Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Company is governed by applicable laws and regulations. At December 31, 2017, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $72.8 million.

Capital Resources. The Company and Bank are subject to various regulatory capital requirements administered by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation. At December 31, 2017, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 to the accompanying unaudited financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk".

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the

Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2017, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission. As of December 31, 2017, except for the additional risk factor described below, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2017.

We may be adversely affected by recent changes in U.S. tax laws and regulations.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Included in this legislation is a reduction of the corporate income tax rate from 34% to 21%. In addition, other changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. These recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

101

The following materials for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (3)

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

PCSB FINANCIAL CORPORATION

Date: February 9, 2018	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: February 9, 2018	/s/ Scott D. Nogles
Scott D. Nogles
Executive Vice President and Chief Financial Officer