Form 10-Q
period 2018-03-31
PCSB Financial Corp
filed 2018-05-11
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

18,165,110 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 11, 2018.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share data)

	March 31,	June 30,
	2018	2017
ASSETS
Cash and due from banks	$35,307	$59,115
Federal funds sold	1,198	1,371
Total cash and cash equivalents	36,505	60,486
Investment securities:
Held to maturity investment securities, at amortized cost (fair value of $357,761 and $383,588, respectively)	366,362	383,551
Available for sale securities, at fair value	107,321	111,889
Total investment securities	473,683	495,440
Loans receivable, net of allowance for loan losses of $4,624 and $5,150, respectively	886,718	809,648
Accrued interest receivable	4,458	3,693
Federal Home Loan Bank stock	4,112	3,132
Premises and equipment, net	12,522	12,959
Deferred tax asset, net	2,832	4,770
Foreclosed real estate	142	977
Bank-owned life insurance	23,609	23,179
Goodwill	6,106	6,106
Other intangible assets	463	559
Other assets	5,819	5,509
Total assets	$1,456,969	$1,426,458
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$960,666	$952,109
Non-interest bearing deposits	127,319	136,352
Total deposits	1,087,985	1,088,461
Mortgage escrow funds	7,596	8,084
Advances from Federal Home Loan Bank	68,872	42,598
Other liabilities	7,856	7,469
Total liabilities	1,172,309	1,146,612
Commitments and contingencies	-	-
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2018 and June 30, 2017)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,165,110 shares issued and outstanding as of March 31, 2018 and June 30, 2017)	182	182
Additional paid in capital	178,795	177,993
Retained earnings	126,200	121,148
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(13,324)	(14,262)
Accumulated other comprehensive loss, net of income taxes	(7,193)	(5,215)
Total shareholders' equity	284,660	279,846
Total liabilities and shareholders' equity	$1,456,969	$1,426,458

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Interest and dividend income
Loans receivable	$9,103	$8,493	$27,092	$25,256
Investment securities	2,368	1,633	6,882	4,643
Federal funds and other	177	150	628	336
Total interest and dividend income	11,648	10,276	34,602	30,235
Interest expense
Deposits	1,380	1,263	3,954	3,839
FHLB advances	125	55	443	136
Total interest expense	1,505	1,318	4,397	3,975
Net interest income	10,143	8,958	30,205	26,260
Provision for loan losses	54	235	389	823
Net interest income after provision for loan losses	10,089	8,723	29,816	25,437
Noninterest income
Fees and service charges	241	353	810	955
Gain on sale of securities, net	-	-	173	-
Bank-owned life insurance	136	146	430	474
Settlement on acquired loan	-	-	-	1,615
Other	135	127	505	393
Total noninterest income	512	626	1,918	3,437
Noninterest expense
Salaries and employee benefits	4,755	3,495	14,391	12,189
Occupancy and equipment	1,326	1,362	3,904	4,497
Professional fees	465	273	1,257	858
Advertising	112	135	456	364
Postage, printing, stationary and supplies	161	140	435	404
FDIC assessment	93	160	235	481
Amortization of intangible assets	32	36	97	109
Other operating expenses	889	979	3,077	2,670
Total noninterest expense	7,833	6,580	23,852	21,572
Net income before income tax expense	2,768	2,769	7,882	7,302
Income tax expense	591	878	3,947	2,283
Net income	$2,177	$1,891	$3,935	$5,019
Earnings per common share:
Basic	$0.13	n/a	$0.23	n/a
Diluted	$0.13	n/a	$0.23	n/a

Weighted average common shares outstanding - basic and diluted	16,820,726	n/a	16,789,131	n/a

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Net Income	$2,177	$1,891	$3,935	$5,019

Other comprehensive (loss) income:

Unrealized gains (losses) on available for sale securities:
Net change in unrealized gains/losses before reclassification adjustment	(705)	319	(1,635)	(790)
Reclassification adjustment for gains realized in net income	-	-	(139)	-
Net change in unrealized gains/losses	(705)	319	(1,774)	(790)
Tax effect	149	(109)	512	268
Net of tax	(556)	210	(1,262)	(522)

Defined benefit pension plan:
Net gain (loss) arising during the period	-	4,357	-	4,357
Reclassification adjustment for amortization of prior service cost and net gain (loss) included in net periodic pension cost	182	(727)	544	(149)
Tax effect	(39)	(1,233)	(162)	(1,430)
Net of tax	143	2,397	382	2,778

Supplemental retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	10	24	26	70
Tax effect	(3)	(9)	(7)	(24)
Net of tax	7	15	19	46

Total other comprehensive (loss) income	(406)	2,622	(861)	2,302

Comprehensive income	$1,771	$4,513	$3,074	$7,321

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share data)

						Accumulated
			Additional		Unallocated	Other
	Number of	Common	Paid-In	Retained	Common Stock	Comprehensive	Total
	Shares	Stock	Capital	Earnings	of ESOP	Loss	Equity
Balance at July 1, 2017	18,165,110	$182	$177,993	$121,148	$(14,262)	$(5,215)	$279,846
Net Income	-	-	-	3,935	-	-	3,935
Other comprehensive loss	-	-	-	-	-	(861)	(861)
Reclassification of certain tax effects on other comprehensive income(1)	-	-	-	1,117	-	(1,117)	-
Issuance of common stock(2)	-	-	(17)	-	-	-	(17)
ESOP shares committed to be released (93,794 shares)	-	-	819	-	938	-	1,757
Balance at March 31, 2018	18,165,110	$182	$178,795	$126,200	$(13,324)	$(7,193)	$284,660

Balance at July 1, 2016	-	$-	$-	$117,919	$-	$(7,970)	$109,949
Net Income	-	-	-	5,019	-	-	5,019
Other comprehensive income	-	-	-	-	-	2,302	2,302
Balance at March 31, 2017	-	$-	$-	$122,938	$-	$(5,668)	$117,270

(1) The adoption of ASU 2018-02 requires the reclassification from accumulated other comprehensive income to retained earnings of certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017. Refer to Footnote 2 - Recent Accounting Pronouncements for additional information.

(2) Represents costs incurred in association with the Company's initial public offering completed in the prior period.

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine Months Ended March 31,
	2018	2017

OPERATING ACTIVITIES
Net income	$3,935	$5,019
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	389	823
Depreciation and amortization	1,110	1,065
Amortization of net premiums on securities and net deferred loan origination costs	1,293	681
Net increase in accrued interest receivable	(765)	(103)
Net loss on sale of foreclosed real estate	7	5
Net gains on sales of securities	(173)	-
Write-downs on other real estate owned	13	-
ESOP Compensation	1,757	-
Earnings from cash surrender value of BOLI	(430)	(474)
Net accretion of purchase account adjustments	(464)	(651)
Other adjustments, principally net changes in other assets and liabilities	2,928	(3,841)
Net cash provided by operating activities	9,600	2,524
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(43,055)	(78,589)
Available for sale	(23,537)	(18,222)
Sales of investment securities available for sale	6,100	-
Maturities and calls of investment securities:
Held to maturity	59,772	56,808
Available for sale	20,107	30,295
Principal repayments net of disbursement for loan originations	10,724	15,507
Purchase of loans	(88,605)	(12,069)
Net redemption of FHLB stock	(980)	(196)
Purchase of bank premises and equipment	(577)	(2,382)
Proceeds from sale of foreclosed real estate	1,160	939
Net cash used in investing activities	(58,891)	(7,909)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(459)	1,890
Net increase in short-term FHLB advances	26,364	20,454
Repayment of long-term FHLB advances	(90)	(16,089)
Net decrease in mortgage escrow funds	(488)	(291)
Issuance of common stock	(17)	136,252
Net cash provided by financing activities	25,310	142,216
Net (decrease) increase in cash and cash equivalents	(23,981)	136,831
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	60,486	41,578
Cash and cash equivalents at end of period	$36,505	$178,409

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) - (Continued)

(amounts in thousands)

Supplemental information:
Cash paid for:
Interest	$4,354	$3,974
Income taxes	2,066	223
Loans transferred to foreclosed real estate and other assets	345	1,762

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At March 31, 2018, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

Basis of Presentation:  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and include the accounts of the Holding Company, the Bank and the Bank's three subsidiaries – PCSB Funding Corp., PCSB Commercial Bank and UpCounty Realty Corp. (formerly PCSB Realty Ltd.). PCSB Funding Corp. is a real estate investment trust that holds certain mortgage assets.  PCSB Commercial Bank is a state-chartered commercial bank authorized to accept the deposits of local governments in New York State. UpCounty Realty Corp. is a corporation that holds certain properties foreclosed upon by the Bank. All intercompany transactions and balances have been eliminated in consolidation. Financial information for the periods before the Company’s initial public offering (“IPO”) on April 20, 2017 is that of the Bank only.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers.”, and was later amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and 2016-20. These updates provide a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers. The amendments also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. The amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2018, including interim periods within that fiscal year. ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The impact on disclosures is currently being evaluated by management.

While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of PCSB Bank’s revenue comes from financial instruments such as debt securities and loans that are outside the scope of the guidance. The Company’s material revenue streams that will be in the scope of ASU 2014-09 are fees on deposit accounts (including interchange fees) and foreclosed real estate gains and losses. All other revenue streams are immaterial or are in the scope of other GAAP requirements which take precedence and therefore are not in the scope of ASU 2014-09. Based on the Company’s analysis, ASU 2014-09 will not materially change the recognition of revenue on service fees on deposit accounts as the contracts are day to day and recognized as the service is provided. Gains and losses on the sale of foreclosed real estate are generally accounted for under ASC 610. However, ASU 2014-09 also added a new Subtopic 610-20 which addresses the recognition of gains and losses on the transfer of nonfinancial and in-substance nonfinancial assets. Gain and loss recognition is not expected to change except for foreclosed real estate and other nonfinancial asset sales that are financed by the Company. In the case of financed sales, the Company will need to evaluate each contract to determine whether each contract criteria are met, including whether it is probable that it will collect substantially all consideration to which it is entitled. The Company will also need to evaluate whether the financing terms offered to the buyer of the nonfinancial asset are market terms when determining the transaction price.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall.” The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. Among other changes, ASU 2016-01 would require equity securities to be reclassified out of available for sale and measured at fair value with changes in fair value recognized through net income but would allow equity securities that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments would simplify the impairment assessment of such equity securities and would require enhanced disclosure about these investments. ASU 2016-01 would also require separate presentation of financial assets and liabilities by measurement category and type of instrument, such as securities or loans, on the balance sheet or in the notes, and would eliminate certain other disclosures relating to the methods and assumptions used to estimate fair value. The amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2018, including interim periods within that fiscal year. Early adoption is not permitted. ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The impact on disclosures is currently being evaluated by management.

In March 2017, the FASB issued ASU 2017-07 “Compensation – Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost.” The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost, with the other components required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, the amendment also allows only the service cost component to be eligible for capitalization when applicable. The amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2018, including interim periods within that fiscal year. ASU 2017-07 will not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. The amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company currently leases eleven branches and two administrative offices. ASU 2016-02 will result in the establishment of a right to use asset and corresponding lease obligation, the materiality of which has yet to be determined by management, however the ASU is not expected to have a material impact on the Company’s consolidated results of operations or disclosures.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including loans, debt securities, and other financial assets. The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by recording an allowance for current expected credit losses. The amendments in this update will be effective for the Company for the fiscal year beginning on July

1, 2020, including interim periods within that fiscal year. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact that ASU 2016-13 will have on the Company’s consolidated financial position, results of operations and disclosures.

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350).” ASU 2017-04 simplifies the test for goodwill impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2019, including interim periods within that fiscal year. Early adoption is permitted for interim or annual goodwill impairment testing performed on testing dates after January 1, 2017. Management expects ASU 2017-04 will not have a significant impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08 "Receivables - Non-Refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The ASU requires premiums on callable debt securities to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2020, including interim periods within that fiscal year. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2017-08 will not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

On February 14, 2018, the FASB issued ASU 2018-02 "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of certain tax effects from accumulated other comprehensive income." The ASU intended to help organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017. The ASU requires the reclassification of stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the TAX Cuts and Job Act 2017 (or portion thereof) is recorded. The amount of the reclassification is the difference between the historical corporate income tax rate (34 percent) and the newly enacted 21 percent corporate income tax rate. The Company has elected to early adopt the ASU as of March 31, 2018, resulting in a $1.1 million reclassification between accumulated other comprehensive income and retained earnings. There is no impact to current earnings and no prior period information has been retroactively adjusted as a result of implementing the ASU. No additional reclassifications will be required in the future periods as a result of this guidance. The ASU is applied specifically to the impacts of the Tax Cuts and Jobs Act of 2017 and is not effective for other or future state or federal tax law changes.

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

Note 4. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity securities at March 31, 2018 and June 30, 2017 were as follows:

	March 31, 2018
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$62,437	$-	$(871)	$61,566
Corporate and other debt securities	8,420	-	(157)	8,263
Mortgage-backed securities – residential	38,149	123	(812)	37,460
Equity securities	32	-	-	32
Total available for sale	$109,038	$123	$(1,840)	$107,321
Held to maturity:
U.S. Government and agency obligations	$132,050	$-	$(2,153)	$129,897
Corporate and other debt securities	4,000	-	(81)	3,919
Mortgage-backed securities – residential	141,258	86	(4,070)	137,274
Mortgage-backed securities – collateralized mortgage obligations	55,814	-	(1,582)	54,232
Mortgage-backed securities – commercial	33,240	22	(823)	32,439
Total held to maturity	$366,362	$108	$(8,709)	$357,761

	June 30, 2017
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$63,630	$31	$(216)	$63,445
Corporate and other debt securities	8,460	58	(36)	8,482
Mortgage-backed securities – residential	39,710	363	(143)	39,930
Equity securities	32	-	-	32
Total available for sale	$111,832	$452	$(395)	$111,889
Held to maturity:
U.S. Government and agency obligations	$155,559	$23	$(574)	$155,008
Corporate and other debt securities	999	-	-	999
Mortgage-backed securities – residential	143,452	828	(497)	143,783
Mortgage-backed securities – collateralized mortgage obligations	59,476	146	(235)	59,387
Mortgage-backed securities – commercial	24,065	412	(66)	24,411
Total held to maturity	$383,551	$1,409	$(1,372)	$383,588

During the nine months ended March 31, 2018, the Company sold securities with a carrying amount of $6.6 million, resulting in $173,000 of net realized gains. Included was the disposal of $681,000 of securities classified as held to maturity, resulting in net realized gains of $34,000. These securities were comprised of seasoned mortgage-backed securities where the Company collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments or scheduled payments payable in equal installments, comprising both principal and interest, over the terms. There was no sales of or realized gains or losses on investment securities for the three or nine months ended March 31, 2017.

The following table presents the fair value and carrying amount of debt securities at March 31, 2018, by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(in thousands)
March 31, 2018:
1 year or less	$31,504	$31,382	$13,404	$13,349
1 to 5 years	100,546	98,515	55,453	54,504
5 to 10 years	-	-	2,000	1,976
Mortgage-backed securities and other	234,312	227,864	38,149	37,460
Total	$366,362	$357,761	$109,006	$107,289

Securities pledged had carrying amounts of $129.6 million and $95.5 million at March 31, 2018 and June 30, 2017, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2018 and June 30, 2017:

	March 31, 2018
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
U.S. Government and agency obligations	$38,880	$(492)	$21,686	$(379)	$60,566	$(871)
Corporate and other debt securities	8,262	(157)	-	-	8,262	(157)
Mortgage-backed securities – residential	22,324	(493)	10,101	(319)	32,425	(812)
Total available for sale	$69,466	$(1,142)	$31,787	$(698)	$101,253	$(1,840)
Held to maturity:
U.S. Government and agency obligations	$66,915	$(1,117)	$62,982	$(1,036)	129,897	$(2,153)
Corporate and other debt securities	3,919	(81)	-	-	3,919	(81)
Mortgage-backed securities – residential	110,055	(2,901)	25,580	(1,169)	135,635	(4,070)
Mortgage-backed securities – collateralized mortgage obligations	43,000	(1,099)	11,232	(483)	54,232	(1,582)
Mortgage-backed securities – commercial	20,038	(464)	8,698	(359)	28,736	(823)
Total held to maturity	$243,927	$(5,662)	$108,492	$(3,047)	$352,419	$(8,709)

	June 30, 2017
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$41,900	$(200)	$3,993	$(16)	$45,893	$(216)
Corporate and other debt securities	1,964	(36)	-	-	1,964	(36)
Mortgage-backed securities – residential	18,861	(111)	3,200	(32)	22,061	(143)
Total available for sale	$62,725	$(347)	$7,193	$(48)	$69,918	$(395)
Held to maturity
U.S. Government and agency obligations	$113,511	$(531)	$5,981	$(43)	$119,492	$(574)
Corporate and other debt securities	999	-	-	-	999	-
Mortgage-backed securities – residential	39,754	(467)	1,626	(30)	41,380	(497)
Mortgage-backed securities – collateralized mortgage obligations	26,622	(141)	4,444	(94)	31,066	(235)
Mortgage-backed securities – commercial	9,092	(66)	-	-	9,092	(66)
Total held to maturity	$189,978	$(1,205)	$12,051	$(167)	$202,029	$(1,372)

As of March 31, 2018, the Company’s security portfolio consisted of $473.7 million in securities, of which 256 securities with a fair value of $453.7 million were in an unrealized loss position.

As of June 30, 2017, the Company’s security portfolio consisted of $495.4 million in securities, of which 156 securities with a fair value of $271.9 million were in an unrealized loss position.

There were no securities for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of March 31, 2018 and June 30, 2017. Management believes the unrealized losses are primarily a result of changes in interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of March 31, 2018 and June 30, 2017.

Note 5. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	March 31,	June 30,
	2018	2017
Mortgage loans:
Residential	$253,847	$217,778
Commercial	484,810	437,651
Construction	16,098	22,404
Net deferred loan origination costs	1,203	397
Total mortgages	755,958	678,230
Commercial and consumer loans:
Commercial loans	35,897	33,297
Other loans secured	47,770	46,802
Home equity lines of credit	38,220	41,927
Consumer and installment loans	12,773	13,765
Net deferred loan origination costs	724	777
Total commercial and consumer loans	135,384	136,568
Total loans receivable	891,342	814,798
Allowance for loan losses	(4,624)	(5,150)
Loans receivable, net	$886,718	$809,648

In April 2015, the Company completed a merger with CMS Bancorp and its wholly owned subsidiary, CMS Bank. References to acquired loans in this note pertain only to those loans acquired as part of the merger.

During the nine months ended March 31, 2018, the Company purchased whole loans and loan participations totaling $88.6 million, including $46.4 million of commercial mortgage loans and $42.2 million of residential mortgage loans.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$402	$(20)	$(47)	$-	$335
Commercial	2,686	131	-	-	2,817
Construction	400	90	-	-	490
Commercial loans	322	2	-	-	324
Other loans secured	389	(180)	(13)	210	406
Home equity lines of credit	74	35	(60)	19	68
Consumer and installment loans	133	(4)	(10)	-	119
Acquired:
Residential	65	-	-	-	65
Total	$4,471	$54	$(130)	$229	$4,624

	Three Months Ended March 31, 2017
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$238	$158	$(15)	$-	$381
Commercial	3,031	(621)	-	-	2,410
Construction	336	552	-	-	888
Commercial loans	501	48	-	-	549
Other loans secured	339	31	-	-	370
Home equity lines of credit	70	3	-	-	73
Consumer and installment loans	113	61	(19)	4	159
Acquired:
Commercial loans	-	3	(3)	-	-
Total	$4,628	$235	$(37)	$4	$4,830

	Nine Months Ended March 31, 2018
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$360	$39	$(64)	$-	$335
Commercial	2,589	228	-	-	2,817
Construction	1,150	337	(997)	-	490
Commercial loans	440	(116)	-	-	324
Other loans secured	365	(156)	(13)	210	406
Home equity lines of credit	76	33	(60)	19	68
Consumer and installment loans	144	(15)	(10)	-	119
Acquired:
Residential	26	39	-	-	65
Total	$5,150	$389	$(1,144)	$229	$4,624

	Nine Months Ended March 31, 2017
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$237	$89	$(15)	$70	$381
Commercial	2,149	242	-	19	2,410
Construction	269	619	-	-	888
Commercial loans	604	(628)	-	573	549
Other loans secured	397	199	(324)	98	370
Home equity lines of credit	73	-	-	-	73
Consumer and installment loans	313	259	(417)	4	159
Acquired:					-
Residential	-	38	(38)	-	-
Commercial loans	-	2	(2)
Consumer and installment loans	-	3	(3)	-	-
Total	$4,042	$823	$(799)	$764	$4,830

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of March 31, 2018 and June 30, 2017 (in thousands):

	March 31, 2018
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,879	$249,655	$1,313	$253,847	$127	$208	$65	$400
Commercial	2,440	480,887	1,483	484,810	-	2,817	-	2,817
Construction	2,260	13,838	-	16,098	276	214	-	490
Commercial loans	349	35,548	-	35,897	8	316	-	324
Other loans secured	3,973	43,797	-	47,770	1	405	-	406
Home equity lines of credit	416	37,633	171	38,220	5	63	-	68
Consumer and installment loans	-	12,773	-	12,773	-	119	-	119
Total	$12,317	$874,131	$2,967	$889,415	$417	$4,142	$65	$4,624

	June 30, 2017
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$4,471	$211,983	$1,324	$217,778	$131	$229	$26	$386
Commercial	2,411	433,416	1,824	437,651	-	2,589	-	2,589
Construction	3,661	18,743	-	22,404	997	153	-	1,150
Commercial loans	356	32,941	-	33,297	7	433	-	440
Other loans secured	5,813	40,989	-	46,802	2	363	-	365
Home equity lines of credit	610	41,140	177	41,927	5	71	-	76
Consumer and installment loans	-	13,723	42	13,765	-	144	-	144
Total	$17,322	$792,935	$3,367	$813,624	$1,142	$3,982	$26	$5,150

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by class of loans as of March 31, 2018 and June 30, 2017 (in thousands):

	March 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$2,698	$2,428	$-
Commercial	2,946	2,440	-
Other loans secured	7,163	2,916	-
Home equity lines of credit	471	405	-
With a related allowance recorded:
Residential	390	451	127
Construction	3,257	2,260	276
Commercial loans	349	349	8
Other loans secured	1,057	1,057	1
Home equity lines of credit	11	11	5
Total	$18,342	$12,317	$417

	June 30, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$4,216	$4,014	$-
Commercial	2,935	2,411	-
Construction	404	404	-
Commercial loans	276	277	-
Other loans secured	9,157	4,702	-
Home equity lines of credit	599	599	-
With a related allowance recorded:
Residential	395	457	131
Construction	3,257	3,257	997
Commercial loans	79	79	7
Other loans secured	1,111	1,111	2
Home equity lines of credit	11	11	5
Total	$22,440	$17,322	$1,142

The table below presents the average recorded investment and interest income recognized on loans individually evaluated for impairment, by class of loans, for the three and nine months ended March 31, 2018 and 2017 (in thousands):

	Three months ended		Three months ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$2,776	$13	$3,048	$-
Commercial	2,440	37	2,287	32
Commercial loans	-	-	89	1
Other loans secured	3,027	68	4,804	53
Home equity lines of credit	452	-	599	-
With a related allowance recorded:
Residential	452	4	517	4
Construction	2,260	-	3,388	-
Commercial loans	350	1	-	-
Other loans secured	1,067	13	1,129	14
Home equity lines of credit	11	-	11	-
Total	$12,835	$136	$15,872	$104

	Nine Months Ended		Nine Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$3,360	$179	$3,078	$-
Commercial	2,447	91	2,303	95
Construction	121	17	-	-
Commercial loans	-	-	91	3
Other loans secured	3,704	228	4,846	172
Home equity lines of credit	549	20	599	(2)
With a related allowance recorded:
Residential	454	11	513	14
Construction	2,858	-	3,073	71
Commercial loans	353	5	-	-
Other loans secured	1,086	40	1,141	43
Home equity lines of credit	11	-	11	-
Total	$14,943	$591	$15,655	$396

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by class of loans as of March 31, 2018 and June 30, 2017 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	March 31,	June 30,	March 31,	June 30,
	2018	2017	2018	2017
Originated:
Residential	$1,129	$2,581	$-	$-
Commercial	262	-	-	-
Construction	2,260	3,661	-	-
Commercial loans	275	-	-	-
Other loans secured	1,307	2,959	-	-
Home equity lines of credit	100	302	-	-
Acquired:
Residential	1,299	1,776	-	-
Commercial	508	497	-	-
Home equity lines of credit	304	296	-	-
Total	$7,444	$12,072	$-	$-

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes nonaccrual acquired loans that are accounted for as purchased credit impaired loans totaling $1.8 million and $2.7 million as of March 31, 2018 and June 30, 2017, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2018 and June 30, 2017 (in thousands):

	March 31, 2018
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$-	$-	$736	$736	$195,610	$196,346
Commercial	775	-	262	1,037	407,747	408,784
Construction	-	-	2,260	2,260	13,838	16,098
Commercial loans	-	-	275	275	35,033	35,308
Other loans secured	-	-	500	500	47,140	47,640
Home equity lines of credit	-	-	100	100	32,646	32,746
Consumer and installment loans	-	-	-	-	12,624	12,624
Total originated	775	-	4,133	4,908	744,638	749,546
Acquired:
Residential	233	-	1,797	2,030	55,471	57,501
Commercial	-	-	1,087	1,087	74,939	76,026
Commercial loans	-	-	-	-	589	589
Other loans secured	-	-	-	-	130	130
Home equity lines of credit	23	-	296	319	5,155	5,474
Consumer and installment loans	-	-	-	-	149	149
Total acquired	256	-	3,180	3,436	136,433	139,869
Total	$1,031	$-	$7,313	$8,344	$881,071	$889,415

	June 30, 2017
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$94	$275	$1,973	$2,342	$153,390	$155,732
Commercial	-	-	-	-	355,247	355,247
Construction	-	-	3,661	3,661	18,743	22,404
Commercial loans	-	-	-	-	31,613	31,613
Other loans secured	-	-	544	544	43,612	44,156
Home equity lines of credit	-	199	103	302	35,246	35,548
Consumer and installment loans	-	-	-	-	13,435	13,435
Total originated	94	474	6,281	6,849	651,286	658,135
Acquired:
Residential	237	463	1,472	2,172	59,874	62,046
Commercial	-	-	1,054	1,054	81,350	82,404
Commercial loans	-	-	-	-	1,684	1,684
Other loans secured	-	-	-	-	2,646	2,646
Home equity lines of credit	-	-	296	296	6,083	6,379
Consumer and installment loans	-	-	-	-	330	330
Total acquired	237	463	2,822	3,522	151,967	155,489
Total	$331	$937	$9,103	$10,371	$803,253	$813,624

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

As of March 31, 2018 and June 30, 2017, the Company had 16 and 20 loans classified as troubled debt restructurings totaling $7.0 million and $9.9 million, respectively. The Company has allocated $141,000 and $145,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2018 and June 30, 2017 and has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The Company did not modify any loans as troubled debt restructuring during the three or nine months ended March 31, 2018. The Company modified one loan as a troubled debt restructuring in the three and nine months ended March 31, 2017.

The Company had two troubled debt restructurings with a total carrying amount of $1.1 million at March 31, 2018 for which there was a payment default in the nine months ended March 31, 2018 that were modified in the twelve months prior to default, resulting in a $2,000 increase to the allowance for loan loss. One default, with a carrying amount of $807,000, has been cured as of March 31, 2018. There were no such defaults during the three months ended March 31, 2018. There were two troubled debt restructurings with a total carrying amount of $929,000 for which there was a payment default in the three and nine months ended March 31, 2017. These defaults resulted in no increase to the allowance for loan losses.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$194,594	$548	$1,204	$-	$196,346
Commercial	405,696	-	3,088	-	408,784
Construction	13,838	-	2,260	-	16,098
Commercial loans	32,647	-	2,661	-	35,308
Other loans secured	42,606	-	5,034	-	47,640
Home equity lines of credit	32,599	102	45	-	32,746
Consumer and installment loans	12,624	-	-	-	12,624
Total originated	734,604	650	14,292	-	749,546
Acquired:
Residential	54,367	253	2,881	-	57,501
Commercial	72,565	1,470	1,991	-	76,026
Commercial loans	589	-	-	-	589
Other loans secured	116	14	-	-	130
Home equity lines of credit	5,074	-	400	-	5,474
Consumer and installment loans	149	-	-	-	149
Total acquired	132,860	1,737	5,272	-	139,869
Total	$867,464	$2,387	$19,564	$-	$889,415

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$153,165	$-	$2,567	$-	$155,732
Commercial	352,203	134	2,910	-	355,247
Construction	18,743	-	3,661	-	22,404
Commercial loans	28,944	-	2,669	-	31,613
Other loans secured	37,267	-	6,889	-	44,156
Home equity lines of credit	35,246	58	244	-	35,548
Consumer and installment loans	13,405	-	30	-	13,435
Total originated	638,973	192	18,970	-	658,135
Acquired:
Residential	58,665	-	3,381	-	62,046
Commercial	80,082	-	2,322	-	82,404
Commercial loans	1,684	-	-	-	1,684
Other loans secured	2,646	-	-	-	2,646
Home equity lines of credit	5,906	-	473	-	6,379
Consumer and installment loans	330	-	-	-	330
Total acquired	149,313	-	6,176	-	155,489
Total	$788,286	$192	$25,146	$-	$813,624

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of March 31, 2018 and June 30, 2017 is as follows (in thousands):

	March 31,	June 30,
	2018	2017
Residential	$1,248	$1,298
Commercial	1,483	1,824
Home equity lines of credit	171	177
Consumer and installment loans	-	42
Carrying amount, net of allowance of $65 and $26, respectively	$2,902	$3,341

The allowance for loan losses on purchased credit impaired loans was unchanged during the three months ended March 31, 2018 and increased $39,000 during the nine months ended March 31, 2018.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Beginning balance	$238	$486	$403	$578
New loans acquired	-	-	-	-
Accretion income	(7)	(47)	(59)	(139)
Reclassification from non-accretable difference	-	-	-	-
Disposals	-	-	(113)	-
Ending balance	$231	$439	$231	$439

Note 6. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at January 1, 2018	$(669)	$(4,763)	$(238)	$(5,670)
Other comprehensive loss before reclassifications	(705)	-	-	(705)
Amounts reclassified from accumulated other comprehensive income	-	182	10	192
Tax effect	149	(39)	(3)	107
Net other comprehensive (loss) income	(556)	143	7	(406)
Reclassification of certain tax effects on other comprehensive income(1)	(132)	(938)	(47)	(1,117)
Balance at March 31, 2018	$(1,357)	$(5,558)	$(278)	$(7,193)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at January 1, 2017	$(209)	$(7,302)	$(779)	$(8,290)
Other comprehensive income before reclassifications	319	4,357	-	4,676
Amounts reclassified from accumulated other comprehensive income	-	(727)	24	(703)
Tax effect	(109)	(1,233)	(9)	(1,351)
Net other comprehensive income	210	2,397	15	2,622
Balance at March 31, 2017	$1	$(4,905)	$(764)	$(5,668)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2017	$37	$(5,002)	$(250)	$(5,215)
Other comprehensive loss before reclassifications	(1,635)	-	-	(1,635)
Amounts reclassified from accumulated other comprehensive income	(139)	544	26	431
Tax effect	512	(162)	(7)	343
Net other comprehensive (loss) income	(1,262)	382	19	(861)
Reclassification of certain tax effects on other comprehensive income(1)	(132)	(938)	(47)	(1,117)
Balance at March 31, 2018	$(1,357)	$(5,558)	$(278)	$(7,193)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2016	$523	$(7,683)	$(810)	$(7,970)
Other comprehensive (loss) income before reclassifications	(790)	4,357	-	3,567
Amounts reclassified from accumulated other comprehensive income	-	(149)	70	(79)
Tax effect	268	(1,430)	(24)	(1,186)
Net other comprehensive (loss) income	(522)	2,778	46	2,302
Balance at March 31, 2017	$1	$(4,905)	$(764)	$(5,668)

(1) Represents the impact of adopting ASU 2018-02 requiring the reclassification of certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (or portion thereof) is recorded. The amount of the reclassification is the difference between the historical corporate income tax rate (34 percent) and the newly enacted 21 percent corporate income tax rate. The reclassification is as of March 31, 2018; no prior period information has been retroactively adjusted as a result of implementing the ASU.

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

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three and nine months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$149	$150	$100
Interest cost	242	26	250	32
Expected return on plan assets	(505)	-	(462)	-
Amortization of prior net loss	-	-	300	23
Amortization of prior service cost	182	10	(48)	-
Gain on curtailment	-	-	(919)	-
Net periodic (benefit) cost	$(81)	$185	$(729)	$155

	Nine Months Ended		Nine Months Ended
	March 31, 2018		March 31, 2017
	Defined Benefit Plan	Supplemental Retirement Plan	Defined Benefit Plan	Supplemental Retirement Plan
Service cost	$-	$369	$519	$261
Interest cost	726	76	757	91
Expected return on plan assets	(1,511)	-	(1,424)	-
Amortization of prior net loss	-	-	1,021	70
Amortization of prior service cost	544	26	(192)	-
Gain on curtailment	-	-	(919)	-
Net periodic cost	$(241)	$471	$(238)	$422

The Company made no contributions to the defined benefit plan during the three and nine months ended March 31, 2018 and expects to make no contributions to the plan for the year ending June 30, 2018.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Company employees. The Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.5% at March 31, 2018). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2018 was $13.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032.

Shares held by the ESOP include the following:

	March 31, 2018	June 30, 2017
Allocated	96,881	-
Committed to be allocated	23,888	26,975
Unallocated	1,332,440	1,426,234
Total shares	1,453,209	1,453,209

The fair value of unallocated shares was $28.0 million at March 31, 2018.

Total compensation expense recognized in connection with the ESOP for the three and nine months ended March 31, 2018 was $478,000 and $1.8 million, respectively. There was no ESOP compensation expense for the three or nine months ended March 31, 2017.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2018
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$61,566	$-	$61,566
Corporate and other debt securities	-	8,263	-	8,263
Mortgage-backed securities – residential	-	37,460	-	37,460
Equity securities	-	32	-	32
Total assets at fair value	$-	$107,321	$-	$107,321

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$399	$399
Construction	-	-	1,984	1,984
Commercial loans	-	-	286	286
Other loans secured	-	-	500	500
Home equity lines of credit	-	-	6	6
Foreclosed real estate	-	-	144	144
Total assets at fair value	$-	$-	$3,319	$3,319

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2017
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$63,445	$-	$63,445
Corporate and other debt securities	-	8,482	-	8,482
Mortgage-backed securities – residential	-	39,930	-	39,930
Equity securities	-	32	-	32
Total assets at fair value	$-	$111,889	$-	$111,889

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$1,126	$1,126
Construction	-	-	2,260	2,260
Commercial loans	-	-	72	72
Other loans secured	-	-	1,609	1,609
Home equity lines of credit	-	-	5	5
Foreclosed real estate	-	-	977	977
Total assets at fair value	$-	$-	$6,049	$6,049

There were no transfers between levels within the fair value hierarchy during the three or nine months ended March 31, 2018.

Impaired loans in the table above had a carrying amount of $3.4 million, and a remaining valuation allowance of $278,000 at March 31, 2018, as compared to $6.3 million and $1.1 million, respectively, as of June 30, 2017. Impaired loans measured at fair value incurred $1.1 million of net charge-offs and resulted in an additional provision for loan losses of $201,000 during the nine months ended March 31, 2018. Impaired loans measured at fair value as of March 31, 2017 incurred $38,000 of net charge-offs and resulted in an additional provision for loan losses of $824,000 during the nine months ended March 31, 2017.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at March 31, 2018 and June 30, 2017 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
March 31, 2018:
Impaired loans - residential mortgages	$399	Sales comparison	Adjustments for differences in sales comparables	-3.3% to 21.1%
Impaired loans - construction	1,984	Sales contract	Discount to sales contract	10.0%
Impaired loans - commercial loans	286	Discounted cash flow	Discount rate	5.3%
Impaired loans - other loans secured	500	Sales contract	Discount to sales contract	10.0%
Impaired loans - home equity lines of credit	6	Sales comparison	Adjustments for differences in sales comparables	4.2% to 21.1%
Foreclosed real estate	144	Sales comparison	Adjustments for differences in sales comparables	-40.0% to 8.8%

June 30, 2017:
Impaired loans - residential mortgages	$1,126	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 7.8%
		Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - construction	2,260	Cost approach	Discount for distressed property	50.0%
Impaired loans - commercial	72	Discounted cash flow	Adjustments for differences in sales comparables	7.0% to 7.5%
Impaired loans - other loans secured	1,609	Discounted cash flow	Discount rate	6.0%
		Sales comparison	Adjustments for differences in sales comparables	0.0%
Impaired loans - home equity lines of credit	5	Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	977	Sales comparison	Adjustments for differences in sales comparables	-23.4% to 7.2%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities (in thousands) (none of which are held for trading purposes):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2018:
Financial assets:
Cash and cash equivalents	$36,505	$36,505	$-	$-	$36,505
Investment securities held to maturity	366,362	-	357,648	113	357,761
Investment securities available for sale	107,321	-	107,321	-	107,321
Loans receivable, net	886,718	-	-	873,570	873,570
Accrued interest receivable	4,458	-	1,580	2,878	4,458
Federal Home Loan Bank stock	4,112	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	765,560	765,560	-	-	765,560
Time deposits	322,425	-	324,732	-	324,732
Mortgage escrow funds	7,596	7,596	-	-	7,596
FHLB advances	68,872	-	68,681	-	68,681
June 30, 2017:
Financial assets:
Cash and cash equivalents	$60,486	$60,486	$-	$-	$60,486
Investment securities held to maturity	383,551	-	383,318	270	383,588
Investment securities available for sale	111,889	-	111,889	-	111,889
Loans receivable, net	809,648	-	-	817,814	817,814
Accrued interest receivable	3,693	-	1,243	2,450	3,693
Federal Home Loan Bank stock	3,132	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	793,681	793,681	-	-	793,681
Time deposits	294,780	-	297,508	-	297,508
Mortgage escrow funds	8,084	8,084	-	-	8,084
FHLB advances	42,598	-	45,504	-	45,504

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

Note 9. Regulatory Capital

The following is a summary of the Company’s and Bank’s actual capital amounts and ratios as of March 31, 2018 and June 30, 2017, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands):

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018:
PCSB Bank
Leverage (Tier 1)	$202,158	14.0%	$56,557	4.0%	$70,696	5.0%
Risk-based:
Common Tier 1	202,158	21.2	42,015	4.5	60,688	6.5
Tier 1	202,158	21.2	56,020	6.0	74,693	8.0
Total	197,534	21.7	74,693	8.0	93,366	10.0
PCSB Financial Corporation
Leverage (Tier 1)	$285,305	20.2%	$56,612	4.0%	N/A	N/A
Risk-based:
Common Tier 1	285,305	30.5	42,056	4.5	N/A	N/A
Tier 1	285,305	30.5	56,075	6.0	N/A	N/A
Total	289,929	31.0	74,766	8.0	N/A	N/A

June 30, 2017:
PCSB Bank
Leverage (Tier 1)	$190,990	13.7%	$55,949	4.0%	$69,936	5.0%
Risk-based:
Common Tier 1	190,990	21.7	39,631	4.5	57,245	6.5
Tier 1	190,990	21.7	52,841	6.0	70,455	8.0
Total	196,140	22.3	70,455	8.0	88,069	10.0
PCSB Financial Corporation
Leverage (Tier 1)	$278,528	20.0%	$55,839	4.0%	N/A	N/A
Risk-based:
Common Tier 1	278,528	31.6	39,631	4.5	N/A	N/A
Tier 1	278,528	31.6	52,841	6.0	N/A	N/A
Total	283,678	32.2	70,455	8.0	N/A	N/A

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

Management believes that as of March 31, 2018 and June 30, 2017, the Bank and Company met all capital adequacy requirements to which they were subject, including the capital conservation buffer of 1.875% and 1.250% as of March 31, 2018 and June 30, 2017, respectively. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Note 10. Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents during the nine months ended March 31, 2018. Earnings per share data is not applicable for the periods ended March 31, 2017 because the Company had not yet been formed and had no shares outstanding at a Company or Bank level.

	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
	(amounts in thousands, except share and per share data)

Net income applicable to common stock	$2,177	$3,935

Average number of common shares outstanding	18,165,110	18,165,110
Less: Average unallocated ESOP shares	1,344,384	1,375,979
Average number of common shares outstanding used to calculate basic earnings per common share	16,820,726	16,789,131

Earnings per Common share:
Basic	$0.13	$0.23
Diluted	$0.13	$0.23

Note 11. Income Taxes

On December 22, 2017, as part of the Tax Cuts and Jobs Act, the federal government enacted comprehensive tax reform containing provisions with a number of impacts on corporate income taxes, the most significant of which provides a decrease in the corporate income tax rate from 34% to 21% for tax years beginning on or after January 1, 2018. The Company is required to re-measure as of the date the law is enacted, its net deferred tax assets to reflect the income tax rate expected to be effective when deferred tax positions will be realized. As a result, the Company recorded a re-measurement charge (benefit) through income tax expense of $(182,000) and $1.6 million for the three and nine months ended March 31, 2018, respectively. The Company has finalized its accounting for the impacts of the tax reform and the amounts recorded are no longer considered provisional.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at March 31, 2018 and June 30, 2017, and results of operations for the three and nine months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2017.

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

Comparison of Financial Condition at March 31, 2018 and June 30, 2017

Total Assets. Total assets increased $30.5 million, or 2.1%, to $1.46 billion at March 31, 2018 from $1.43 billion at June 30, 2017. The increase is primarily the result of an increase of $77.1 million in net loans, partially offset by decreases of $24.0 million in cash and cash equivalents, $21.8 million in total investment securities, $1.9 million in deferred tax assets and $835,000 in foreclosed real estate.

Cash and Cash Equivalents. Cash and cash equivalents decreased $24.0 million, or 39.6%, to $36.5 million at March 31, 2018 from $60.5 million at June 30, 2017. The decrease was primarily attributable to a $77.1 million increase in net loans, partially offset by a $26.3 million increase in advances from Federal Home Loan Bank, a $21.8 million decrease in total investment securities and an $821,000 decrease in all other assets.

Securities Held-to-Maturity. Total securities held to maturity decreased $17.2 million, or 4.5%, to $366.4 million at March 31, 2018 from $383.6 million at June 30, 2017. This decrease was primarily caused by $23.5 million of net maturities of U.S. government and agency obligations, partially offset by net purchases of $3.3 million of mortgage-backed securities and $3.0 million of corporate and other debt securities.

Securities Available for Sale. Total securities available for sale decreased $4.6 million, or 4.1%, to $107.3 million at March 31, 2018 from $111.9 million at June 30, 2017. This decline was due primarily to $1.2 million of net maturities of U.S. government and agency obligations, $1.6 million in sales and amortization of mortgage backed securities net of purchases, and a $1.8 million increase in net unrealized losses driven primarily by an increase in market interest rates.

Net Loans Receivable. Net loans receivable increased $77.1 million, or 9.5%, to $886.7 million at March 31, 2018 from $809.6 million at June 30, 2017. The increase is due primarily to increases of $47.2 million in commercial mortgage loans, $36.1 million in residential mortgage loans, and $2.6 million in commercial loans, partially offset by decreases of $6.3 million in construction loans and $3.7 million in home equity credit lines. The Company purchased $46.4 million of commercial mortgage loans and $42.2 million of residential mortgage loans during the nine months ended March 31, 2018.

Deposits. Total deposits decreased $476,000 to $1.09 billion at March 31, 2018. This decrease primarily reflects decreases of $29.7 million in savings, and $9.7 million in demand deposits and NOW accounts, partially offset by increases of $27.6 million in time deposits and $11.3 million in money market accounts.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $26.3 million, or 61.7%, to $68.9 million at March 31, 2018 from $42.6 million at June 30, 2017, due primarily to $45.0 million of additional short-term advances, offset by $18.7 million in maturities.

Total Shareholder’s Equity. Total shareholders’ equity increased $4.9 million, or 1.7%, to $284.7 million at March 31, 2018 from $279.8 million at June 30, 2017. This increase was due primarily to net income of $3.9 million and a $1.8 million reduction in unearned ESOP shares for plan shares earned during the period, partially offset by other comprehensive losses of $861,000 due largely to increased unrealized losses in the available for sale securities portfolio driven by increased market interest rates. At March 31, 2018, the Company’s book value per share was $15.67, compared to $15.41 at June 30, 2017. At March 31, 2018, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. Net income increased $286,000, or 15.1%, to $2.2 million for the three months ended March 31, 2018 compared to $1.9 million for the three months ended March 31, 2017. The increase was due primarily to a $1.1 million increase in net interest income, a $287,000 decrease in income tax expense and a $181,000 decrease in the provision for loan losses, partially offset by a $1.3 million increase in non-interest expense and a $114,000 decrease in non-interest income.

Net Interest Income. Net interest income increased $1.1 million, or 13.2%, to $10.1 million for the three months ended March 31, 2018 compared to a $9.0 million for the three months ended March 31, 2017. The increase primarily reflects a $172.6 million increase in average net interest-earning assets and a 3-basis point increase in the net interest margin to 2.99% for the three months ended March 31, 2018 compared to 2.96% for the three months ended March 31, 2017. The increase in average net interest-earning assets primarily reflects the investment of the net proceeds received in the Company’s initial public offering completed in April 2017.

Interest and Dividend Income. Interest and dividend income increased $1.3 million, or 13.4%, to $11.6 million for the three months ended March 31, 2018 compared to a $10.3 million for the three months ended March 31, 2017. The increase primarily reflects a $146.0 million increase in total average interest-earning assets and a 5-basis point increase in the yield on total interest-earning assets.

Interest income on loans receivable increased $610,000, or 7.2%, due primarily to a $70.6 million increase in the average balance of loans receivable to $843.6 million for the three months ended March 31, 2018 from $773.0 million for the same period last year, partially offset by an 8-basis point decrease in the average yield on loans to 4.32% for the three months ended March 31, 2018 from 4.40% for the same period last year.

Interest income on securities increased $735,000, or 45.0%, due primarily to a $92.6 million increase in the average balance of securities and a 29-basis point increase in the average yield on securities to 2.01% for the nine months ended March 31, 2018 from 1.72% for the same period last year. The increase in the yield on securities was due primarily to an increase in market interest rates as well as an increase in the percentage of the portfolio being invested in generally higher-yielding mortgage-backed securities.

Interest Expense. Interest expense increased $187,000, or 14.2%, to $1.5 million for the three months ended March 31, 2018 compared to $1.3 million for the three months ended March 31, 2017. The increase primarily reflects a 10-basis point increase in the average cost to 0.62% for the three months ended March 31, 2018 from 0.52% for the same period last year, partially offset by $26.6 million decrease in the average balance on interest bearing liabilities.

Interest expense on interest-bearing deposits increased $117,000, or 9.3%, due primarily to a 6-basis point increase in the average cost of deposits to 0.58% for the three months ended March 31, 2018 from 0.52% for the same period last year, partially offset by a $38.1 million decrease in the average balance to $967.0 million for the three months ended March 31, 2018 from $1.01 billion for the three months ended March 31, 2017. The increase in the average rate paid on interest-bearing deposits was caused primarily by a 22-basis point increase in the average rate paid on money market accounts, and a 13-basis point increase in the average rate paid on time deposits as the Bank offered increased rates on these deposits due to the increase in market rates.

Interest expense on Federal Home Loan Bank advances increased $70,000, or 127.3%, due primarily to a $11.5 million increase in the average balance to $27.4 million for the three months ended March 31, 2018 from $15.9 million for the same period last year, and by a 46-basis point increase in the average cost to 1.84% for the three months ended March 31, 2018 from 1.38% for the same period last year. The increase in the average cost is due primarily to an increase in market interest rates.

Provision for Loan Losses. The provision for loan losses decreased by $181,000 to $54,000 for the three months ended March 31, 2018, compared to $235,000 for the three months ended March 31, 2017 due primarily to increases in specific reserves on impaired loans in the prior year period. Recoveries, net of charge-offs, were $99,000 for the three months ended March 31, 2018 compared to charge-offs, net of recoveries, of $33,000 for the three months ended March 31, 2017.

Non-Interest Income. Non-interest income decreased $114,000, or 18.2% to $512,000 for the three months ended March 31, 2018 compared to a $626,000 for the three months ended March 31, 2017. The decrease was caused primarily due to higher loan-related fees earned in the prior year period.

Non-Interest Expense. Non-interest expense increased $1.2 million, or 19.0%, to $7.8 million for the three months ended March 31, 2018 compared to $6.6 million for the three months ended March 31, 2017. The increase was caused primarily by increases of $1.3 million in salaries and benefits and $192,000 in professional fees, partially offset by decreases of $67,000 in FDIC assessment and $132,000 in all other operating expenses. The increase in salaries and benefits was due primarily to a $919,000 curtailment gain recognized in the prior year period related to the defined benefit pension plan, a $478,000 increase in ESOP compensation expense, and a $192,000 increase due to increased staffing, partially offset by a $286,000 decrease in other retirement expenses. The increase in professional fees was due primarily to expenses related to being a public company.

Income Tax Expense. Income tax expense decreased $287,000, or 32.7%, to $591,000 for the three months ended March 31, 2018 from $878,000 for the three months ended March 31, 2017. The decrease was caused primarily by lower marginal tax rates, as well as a $182,000 tax benefit recorded in the current quarter from the adjustment of the re-measurement charge associated with the recent tax reform and the related reduction of the corporate income tax rate from 34% to 21%. The effective income tax rate was 21.4% (27.9% excluding the effects of the current quarter re-measurement charge) for the three months ended March 31, 2018 compared to 31.7% for the three months ended March 31, 2017.

Comparison of Operating Results for the Nine Months Ended March 31, 2018 and 2017

General. Net income decreased $1.1 million, or 21.6%, to $3.9 million for the nine months ended March 31, 2018 compared to $5.0 million for the nine months ended March 31, 2017. The decrease was due primarily to a $2.3 million increase in non-interest expenses, a $1.7 million increase in income tax expense, and a $1.5 million decrease in non-interest income, partially offset by a $3.9 million increase in net interest income and a $434,000 decrease in the provision for loan losses.

Net Interest Income. Net interest income increased $3.9 million, or 15.0%, to $30.2 million for the nine months ended March 31, 2018 compared to a $26.3 million for the nine months ended March 31, 2017. The increase primarily reflects a $168.9 million increase in average net interest-earning assets and a 5-basis point increase in the net interest margin to 2.96% for the nine months ended March 31, 2018 compared to 2.91% for the nine months ended March 31, 2017. The increase in average net interest-earning assets primarily reflects the investment of the net proceeds received in the Company’s initial public offering completed in April 2017.

Interest and Dividend Income. Interest and dividend income increased $4.4 million, or 14.4%, to $34.6 million for the nine months ended March 31, 2018 compared to $30.2 million for the nine months ended March 31, 2017. The increase primarily reflects a $158.1 million increase in total average interest-earning assets and a 4-basis point increase in the yield on total interest-earning assets.

Interest income on loans receivable increased $1.8 million, or 7.3%, due primarily to a $57.5 million increase in the average balance of loans receivable to $828.1 million for the nine months ended March 31, 2018 from $770.6 million for the same period last year, partially offset by a 1-basis point decrease in the average yield on loans to 4.36% for the nine months ended March 31, 2018 from 4.37% for the same period last year.

Interest income on securities increased $2.2 million, or 48.2%, due primarily to a $104.8 million increase in the average balance of securities and a 26-basis point increase in the average yield on securities to 1.92% for the nine months ended March 31, 2018 from 1.66% for the same period last year. The increase in the yield on securities was due primarily to an increase in market interest rates as well as an increase in the percentage of the portfolio being invested in generally higher-yielding mortgage-backed securities.

Interest income on other interest-earning assets increased $292,000, or 86.9%, due primarily to a 76-basis point increase in the average yield on other interest-earning assets to 1.51% for the nine months ended March 31, 2018 from 0.75% for the same period last year, partially offset by a $4.3 million decrease in the average balance of other interest-earning assets. The increase in the yield on other interest-earning assets was due primarily to an increase in market interest rates.

Interest Expense. Interest expense increased $422,000, or 10.6%, to $4.4 million for the nine months ended March 31, 2018 compared to $4.0 million for the nine months ended March 31, 2017. The increase primarily reflects a 7-basis point increase in the average cost of interest-bearing liabilities to 0.59% for the nine months ended March 31, 2018 from 0.52% for the same period last year, partially offset by a $10.8 million decrease in the average balance on interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $115,000 or 3.0%, due primarily to a 3-basis point increase in the average cost of deposits to 0.55% for the nine months ended March 31, 2018 from 0.52% for the same period last year, partially offset by a $32.9 million decrease in the average balance to $962.0 million for the nine months ended March 31, 2018 from a $994.9 million for the nine months ended March 31, 2017. The decrease in the average balance of interest-bearing deposits primarily reflects lower average savings, time deposit and now accounts balances. The increase in the average rate paid on interest-bearing deposits was caused primarily by an 11-basis point increase in the average rate paid on money market accounts and a 9-basis point increase in the average interest paid on time deposits as the Bank offered increased rates on the deposits due to the increase in market rates.

Interest expense on Federal Home Loan Bank advances increased $307,000, or 225.7%, due primarily to a $22.1 million increase in the average balance to $34.7 million for the nine months ended March 31, 2018 from $12.6 million for the same period last year, and a 27-basis point increase in the average cost to 1.70% for the nine months ended March 31, 2018 from 1.43% for the same period last year. The increase in the average cost is due primarily to an increase in market interest rates.

Provision for Loan Losses. The provision for loan losses decreased by $434,000 to $389,000 for the nine months ended March 31, 2018, compared to $823,000 for the nine months ended March 31, 2017 due primarily to specific reserves established on impaired loans in the prior year period. Charge-offs, net of recoveries, were $915,000 and $35,000 for the nine months ended March 31, 2018 and 2017, respectively.

Non-Interest Income. Non-interest income decreased $1.5 million, or 44.2% to $1.9 million for the nine months ended March 31, 2018 compared to $3.4 million for the nine months ended March 31, 2017. The decrease was caused primarily by a one-time settlement on an acquired loan of $1.6 million in the prior year partially offset by a $173,000 gain on the sale of securities recognized in the current year.

Non-Interest Expense. Non-interest expense increased $2.3 million, or 10.6%, to $23.9 million for the nine months ended March 31, 2018 compared to $21.6 million for the nine months ended March 31, 2017. The increase was primarily caused by increases of $2.2 million in salaries and benefits, $399,000 in professional fees and $272,000 in all other operating expenses, partially offset by a $593,000 decrease in occupancy and equipment expense. The increase in salaries and benefits was due primarily to a $1.8 million increase in ESOP expense and a $598,000 increase due to increased staffing, partially offset by a $78,000 decrease in other retirement expenses. The increase in professional fees was due primarily to expenses related to being a public company. The increase in other operating expenses was caused primarily by increases in Director and Officer insurance and data processing fees. The decrease in occupancy and equipment expense was caused primarily by a $521,000 lease obligation write-off recorded in the prior year.

Income Tax Expense. Income tax expense increased $1.6 million, or 72.9%, to $3.9 million for the nine months ended March 31, 2018 from $2.3 million for the nine months ended March 31, 2017. The increase was primarily caused by a $1.6 million tax re-measurement charge associated with the recent tax reform as well as higher pre-tax income, partially offset by lower marginal tax rates in the current year related to the reduction of the corporate income tax rate from 34% to 21%. The effective income tax rate was 50.1% (30.2% excluding the effects of the current year re-measurement charge) for the nine months ended March 31, 2018 as compared to 31.3% for the nine months ended March 31, 2017.

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

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$843,557	$9,103	4.32%	$773,022	$8,493	4.40%
Securities	471,932	2,368	2.01	379,364	1,633	1.72
Other interest-earning assets	42,860	177	1.68	59,915	150	1.02
Total interest-earning assets	1,358,349	11,648	3.44	1,212,301	10,276	3.39
Non-interest-earning assets	56,874			61,354
Total assets	$1,415,223			$1,273,655

Liabilities and equity:
NOW accounts	$113,178	49	0.18	$139,306	54	0.17
Money market accounts	42,448	50	0.48	31,689	21	0.26
Savings accounts and escrow	496,574	297	0.24	523,045	315	0.24
Time deposits	314,815	984	1.27	311,092	873	1.14
Total interest-bearing deposits	967,015	1,380	0.58	1,005,132	1,263	0.52
Federal Home Loan Bank advances	27,444	125	1.84	15,920	55	1.38
Total interest-bearing liabilities	994,459	1,505	0.62	1,021,052	1,318	0.52
Non-interest-bearing deposits	129,905			125,774
Other non-interest-bearing liabilities	6,719			12,617
Total liabilities	1,131,083			1,159,443
Total equity	284,140			114,212
Total liabilities and equity	$1,415,223			$1,273,655

Net interest income		$10,143			$8,958
Interest rate spread (1)			2.82			2.87
Net interest margin (2)			2.99			2.96
Average interest-earning assets to interest-bearing liabilities	136.59%			118.73%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine Months Ended March 31,
	2018			2017
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$828,138	$27,092	4.36%	$770,567	$25,256	4.37%
Securities	477,199	6,882	1.92	372,358	4,643	1.66
Other interest-earning assets	55,502	628	1.51	59,838	336	0.75
Total interest-earning assets	1,360,839	34,602	3.39	1,202,763	30,235	3.35
Non-interest-earning assets	57,927			58,405
Total assets	$1,418,766			$1,261,168

Liabilities and equity:
NOW accounts	$113,365	146	0.17	$118,304	142	0.16
Money market accounts	33,854	93	0.37	31,658	63	0.26
Savings accounts and escrow	508,259	930	0.24	526,735	970	0.25
Time deposits	306,527	2,785	1.21	318,214	2,664	1.12
Total interest-bearing deposits	962,005	3,954	0.55	994,911	3,839	0.52
Federal Home Loan Bank advances	34,712	443	1.70	12,583	136	1.43
Total interest-bearing liabilities	996,717	4,397	0.59	1,007,494	3,975	0.52
Non-interest-bearing deposits	131,629			126,559
Other non-interest-bearing liabilities	7,590			14,468
Total liabilities	1,135,936			1,148,521
Total equity	282,830			112,647
Total liabilities and equity	$1,418,766			$1,261,168

Net interest income		$30,205			$26,260
Interest rate spread (1)			2.80			2.83
Net interest margin (2)			2.96			2.91
Average interest-earning assets to interest-bearing liabilities	136.53%			119.38%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2018 versus 2017
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$(222)	$832	$610
Securities	200	535	735
Other interest-earning assets	78	(51)	27
Total interest-earning assets	56	1,316	1,372

Interest expense:
NOW accounts	2	(7)	(5)
Money market accounts	21	8	29
Savings and escrow accounts	(2)	(16)	(18)
Time deposits	100	11	111
Federal Home Loan Bank advances	22	48	70
Total interest-bearing liabilities	143	44	187

Net increase in net interest income	$(87)	$1,272	$1,185

	Nine Months Ended March 31,
	2018 versus 2017
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$(167)	$2,003	$1,836
Securities	486	1,753	2,239
Other interest-earning assets	311	(19)	292
Total interest-earning assets	630	3,737	4,367

Interest expense:
NOW accounts	7	(3)	4
Money market accounts	26	4	30
Savings and escrow accounts	(10)	(30)	(40)
Time deposits	221	(100)	121
Federal Home Loan Bank advances	29	278	307
Total interest-bearing liabilities	273	149	422

Net increase in net interest income	$357	$3,588	$3,945

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

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at March 31, 2018 and June 30, 2017. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	EVE Ratio	Change (in bps)
March 31, 2018:
200	$290,115	$(43,596)	(13.1)%	21.47%	(178)
100	313,830	(19,881)	(6.0)	22.53	(72)
-	333,711	-	-	23.25	-
(100)	345,010	11,299	3.4	23.41	16

June 30, 2017:
200	$290,781	$(35,848)	(11.0)%	21.62%	(130)
100	311,728	(14,901)	(4.6)	22.49	(42)
-	326,629	-	-	22.92	-
(100)	331,139	4,510	1.4	22.69	(22)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $36.5 million, a decrease from $60.5 million as of June 30, 2017. Securities classified as available for sale, which provide an additional source of liquidity, totaled $107.3 million at March 31, 2018, a decrease from $111.9 million as of June 30, 2017.

We had the ability to borrow up to $328.7 million and $350.7 million from the Federal Home Loan Bank of New York, at March 31, 2018 and June 30, 2017, $68.9 million and $42.6 million of which was outstanding as of March 31, 2018 and June 30, 2017, respectively. We also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $88.0 million and $85.9 million as of March 31, 2018 and June 30, 2017, respectively, none of which was outstanding at either date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or the Federal Reserve Bank of New York.

We had $96.0 million and $77.6 million of loan commitments outstanding as of March 31, 2018 and June 30, 2017, respectively, and $48.5 million and $45.4 million as of March 31, 2018 and June 30, 2017, respectively, of approved, but unadvanced, funds to borrowers. We also had $1.6 million and $705,000 in outstanding letters of credit at March 31, 2018 and June 30, 2017, respectively.

Time deposits due within one year of March 31, 2018 totaled $134.4 million, an increase of $27.3 million from $107.1 million as of June 30, 2017. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at March 31, 2018. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. The Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Company is governed by applicable laws and regulations. At March 31, 2018, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $72.8 million.

Capital Resources. The Company and Bank are subject to various regulatory capital requirements administered by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation. At March 31, 2018, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 to the accompanying unaudited financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk".

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. will not have a material impact on the Company’s consolidated financial position, results of operations or disclosures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2018, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission. As of March 31, 2018, except for the additional risk factor described below, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2017.

We may be adversely affected by recent changes in U.S. tax laws and regulations.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Included in this legislation is a reduction of the corporate income tax rate from 34% to 21%. In addition, other changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. These recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

101

The following materials for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (3)

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

PCSB FINANCIAL CORPORATION

Date: May 11, 2018	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: May 11, 2018	/s/ Scott D. Nogles
Scott D. Nogles
Executive Vice President and Chief Financial Officer