Form 10-K
period 2018-06-30
PCSB Financial Corp
filed 2018-09-13
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2018

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-38065

PCSB FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	81-4710738
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2651 Strang Blvd., Suite 100, Yorktown Heights, New York	10598
(Address of Principal Executive Offices)	(Zip Code)

(914) 248-7272

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

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

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐

Non-accelerated filer ☐		Emerging growth company ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 29, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates of the Registrant was $306.8 million. The registrant does not have any non-voting common equity.

As of September 13, 2018, there were issued and outstanding 18,165,110 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders (Part III).

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. See “Risk Factors” contained in Item 1A. We do not undertake to update any forward-looking statements, except as may be required by applicable law or regulation.

Item 1. Business

PCSB Financial Corporation

PCSB Financial Corporation (“PCSB Financial” or the “Company”), a Maryland corporation, is the bank holding company for PCSB Bank (the “Bank”). On April 20, 2017, the Company completed its initial public offering in connection with the Bank’s conversion from a mutual savings bank to a stock savings bank, selling 17,826,408 shares of common stock at a price of $10.00 per share. In addition, the Company contributed 338,702 shares of common stock and $1.6 million in cash to the PCSB Community Foundation, a charitable foundation formed in connection with the conversion. As of June 30, 2018, we had consolidated assets of $1.48 billion, consolidated deposits of $1.16 billion and consolidated equity of $287.6 million. Other than holding the common stock of PCSB Bank, PCSB Financial has not engaged in any significant business to date. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations; however, there are no current agreements for these activities.

The Company’s executive offices/headquarters are located at 2651 Strang Blvd., Suite 100, Yorktown Heights, NY 10598, and the telephone number at that address is (914) 248-7272.

PCSB Bank

PCSB Bank is a New York-chartered stock savings bank that serves the banking needs of customers in the Lower Hudson Valley of New York State. We operate from our executive offices/headquarters and 15 banking offices located in Dutchess (3 offices), Putnam (3 offices), Rockland (1 office) and Westchester (8 offices) Counties, New York. Our primary business activity is attracting deposits from the general public and using those funds primarily to originate and purchase commercial real estate, business loans, and one-to four-family loans and purchase investment securities. We are subject to comprehensive regulation and examination by the New York State Department of Financial Services (the “NYSDFS”) and by the Federal Deposit Insurance Corporation (the “FDIC”).

Our website address is www.pcsb.com.  Information on our website is not and should not be considered a part of this annual report.

Market Area

Our primary market area encompasses all of Putnam and Westchester Counties, and parts of Dutchess and Rockland Counties in New York, which are the counties in which our offices are located, and the surrounding areas.  We view Westchester County, which borders the Bronx (New York City’s northernmost borough) and is more populous than the other counties, as a primary area for growth, particularly for commercial lending and deposit opportunities. Westchester County includes a high concentration of office, medical, retail, industrial, mixed use and multi-family real estate buildings and businesses. Our primary focus in this marketplace is small to middle market businesses in these segments. Rising real estate values and lack of available commercial space in Brooklyn and Manhattan have caused businesses to migrate to central and lower Westchester County, which has increased the demand for flex-industrial and multi-family loans in our market area. Dutchess, Putnam and Rockland Counties offer similar commercial opportunities to Westchester County, but on a significantly smaller scale, and provide greater opportunities in residential mortgage lending and consumer lending and in retail deposit gathering. The close proximity of Bronx County, New York City, Fairfield County, Connecticut, and Bergen County, New Jersey, to our market area also creates a secondary area of opportunity for office, industrial and multi-family property loans.

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

Lending Activities

Commercial Real Estate Loans. At June 30, 2018, commercial real estate loans were $495.3 million, or 54.7%, of total loans receivable. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities, and multi-family properties. At June 30, 2018, multi-family residential real estate loans, which are described below, totaled $103.1 million.  Excluding multi-family loans, $76.1 million of our commercial real estate portfolio was owner occupied real estate and $316.1 million was secured by income producing, or non-owner occupied real estate.

At June 30, 2018, substantially all of our commercial real estate loans were secured by properties located in the lower Hudson Valley; however, we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also purchase and participate in commercial real estate loans with other financial institutions. At June 30, 2018, we had $94.0 million in commercial real estate loan participations and whole loan purchases, which constituted 19.0% of our commercial loan portfolio, as compared with $70.6 million in commercial loan participations and whole loan purchases, which constituted 16.1% of our commercial loan portfolio at June 30, 2017. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans.

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

At June 30, 2018, our largest commercial real estate loan had an outstanding balance of $9.0 million and is secured by a non-owner occupied industrial property. At June 30, 2018, this loan was performing according to its original terms.

Multi-Family Residential Real Estate Loans. At June 30, 2018, multi-family real estate loans were $103.1 million, or 11.4%, of total loans receivable. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units in our market area.  In addition to originating these loans, we also purchase and participate in multi-family residential real estate loans with other financial institutions. At June 30, 2018, we had $63.4 million in multi-family residential real estate loan participations, which constituted 61.5% of our multi-family residential real estate loan portfolio, as compared with $51.1 million in multi-family residential real estate loan participations, which constituted 55.9% of our multi-family residential real estate loan portfolio at June 30, 2017. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans.

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

At June 30, 2018, our largest multi-family residential real estate loan had an outstanding balance of $7.2 million and is secured by a 208-unit apartment complex.  At June 30, 2018, this loan was performing according to its original terms.

Commercial Loans.  We originate commercial term loans and variable lines of credit to a variety of small and medium sized businesses in our market area. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At June 30, 2018, commercial business loans were $104.1 million, or 11.5% of total loans receivable. Customers for these loans include professional businesses, multi-generational family-owned businesses, and not for profit businesses. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, which would enhance our interest rate spread and overall profitability.

The commercial loans we offer include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate, plus a margin. Commercial loans typically have shorter terms to maturity, higher interest rates than commercial real estate loans, and may involve more credit risk because of the type and nature of the collateral.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial loans are generally made in amounts of up to 75% of the value of the collateral securing the loan. All of these loans are secured by assets of the respective borrowers.

At June 30, 2018, $2.9 million of commercial loans are to developers to purchase land. These loans are underwritten for projects with appropriate construction or development approvals already in place, have variable rates of interest and terms up to 3 years. Additionally, these loans are made in amounts up to 50% of the land value.

At June 30, 2018, our largest commercial loan had an outstanding balance of $14.3 million and is secured by 165 individual loans to medical professionals. At June 30, 2018, this loan was performing according to its original terms.

Construction Loans. We originate loans to finance the construction of one- to four-family residential properties, and commercial and multi-family properties. At June 30, 2018, construction and land development loans were $17.4 million, or 1.9% of total loans receivable, consisting of $3.8 million of one- to four-family residential construction loans and $13.6 million of commercial and multi-family real estate construction loans. The majority of these loans are secured by properties located in our primary market area. PCSB Bank will occasionally, through a local nonprofit, fund the construction of low-income multi-family properties.

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

At June 30, 2018, our largest construction and land development loan had an outstanding balance of $7.0 million and is secured by a 75-unit apartment complex. At June 30, 2018, this loan was performing according to its original terms.

Residential Mortgage Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At June 30, 2018, one- to four-family residential real estate loans were $250.6 million, or 27.7% of total loans receivable, consisting of $223.8 million of fixed-rate loans and $26.4 million of adjustable-rate loans. In addition to originating these loans, we also purchase residential mortgage loans from other financial institutions. At June 30, 2018, purchased loans totaled $56.3 million, or 22.5% of the residential mortgage loan portfolio, as compared to $21.5 million, or 9.9% of the residential mortgage loan portfolio as of June 30, 2017.

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

Home Equity Lines of Credit.  At June 30, 2018, the outstanding balance owed on home equity lines of credit was $37.4 million, or 4.1 % of total loans receivable. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate, plus a margin.

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

Other Loans. We offer consumer and deposit overdraft loans. At June 30, 2018, other loans were $745,000, or 0.1% of total loans receivable, and included $255,000 of personal loans and $490,000 of overdrafts. The procedures for underwriting these loans include an assessment of the applicant’s and guarantor’s, if applicable, payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Loan Underwriting Risks

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of net operating income before debt service to debt service) of at least 1.20x. An environmental report is obtained for all commercial and multi-family real estate loans.

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

Commercial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business as the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of real estate, accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted loan approval authority to certain senior officers up to prescribed limits not exceeding $4.0 million depending on the officer’s experience.  Loans approved under these officer authorities require dual signatures of the loan officer assigned to the loan and the officer with the appropriate approval authority. Loans in excess of $4.0 million and up to $11.0 million require approval of the Loan Committee of the board of directors, as do any extensions of credit to classified borrowers in excess of $2.0 million or loans up to $4.0 million that involve an exception to policy. Loans greater than $11.0 million and loans greater than $4.0 million that involve exceptions to policy must be authorized by the board of directors. Exceptions are reported to the board of directors monthly.

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential and commercial mortgage-backed securities, municipal government securities, deposits at the Federal Home Loan Bank of New York (“FHLBNY”), certificates of deposit of federally insured institutions, and investment grade corporate bonds. We also are required to maintain an investment in FHLBNY stock, which investment is based on the level of our FHLBNY borrowings. At June 30, 2018, our investment portfolio had a fair value of $448.7 million and consisted primarily of U.S. Government securities, U.S. Government agency securities, including residential and commercial mortgage-backed securities, collateralized mortgage obligations and investment grade corporate bonds.

Although we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at June 30, 2018.

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

Sources of Funds

General. Deposits have traditionally been our primary source of funds for our lending and investment activities. To a lesser degree, we also use borrowings, primarily FHLBNY advances, to supplement cash flow needs, as needed. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses. At June 30, 2018, our deposits totaled $1.16 billion and included $60.0 million of brokered time deposits, as well as $39.1 million of municipal deposits held by PCSB Bank’s commercial bank subsidiary, PCSB Commercial Bank.

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

Borrowings. We primarily utilize advances from the FHLBNY to supplement our supply of investable funds. The FHLBNY functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLBNY and are authorized to apply for advances on the security of such stock and securities which are obligations of, or guaranteed by, the United States. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLBNY’s assessment of the institution’s creditworthiness. At June 30, 2018, we had $296.1 million of available borrowing capacity with the FHLBNY and had $18.8 million in advances outstanding. All of our borrowings from the FHLBNY are secured by investment securities. At June 30, 2018, we also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $122.1 million, none of which was outstanding at that date. This line of credit is secured by certain qualifying 1-4 family residential mortgage loans.

Personnel

At June 30, 2018, we had 155 full-time and 28 part-time employees, none of whom is represented by a collective bargaining unit.

Subsidiaries

PCSB Bank is the wholly-owned subsidiary of PCSB Financial. PCSB Bank has three wholly-owned subsidiaries: PCSB Commercial Bank, PCSB Funding Corp. and UpCounty Realty Inc. PCSB Commercial Bank, a New York-chartered special purpose commercial bank, is authorized to accept deposits from New York municipalities. PCSB Funding Corp., a Delaware corporation, is a real estate investment trust that holds certain mortgage assets. UpCounty Realty Inc., a New York corporation, holds title to real estate properties foreclosed upon by PCSB Bank.

Regulation and Supervision

General

PCSB Bank is a New York-chartered savings bank and the wholly-owned subsidiary of PCSB Financial, a Maryland corporation, which is a registered bank holding company. PCSB Bank’s deposits are insured up to applicable limits by the FDIC. PCSB Bank is subject to extensive regulation by the NYSDFS, as its chartering agency, and by the FDIC, as its deposit insurer. PCSB Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. PCSB Bank is a member of the FHLBNY.

As a registered bank holding company, PCSB Financial is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and NYSDFS. PCSB Financial is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board and the NYSDFS. PCSB Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Loans to One Borrower Limitations. Under the New York Banking Law, PCSB Bank’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exceptions, 15% of its capital stock, surplus fund and undivided profits. The Bank’s lending limit as of June 30, 2018 was $30.8 million. PCSB Bank may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At June 30, 2018, PCSB Bank complied with these loans-to-one-borrower limitations.  At June 30, 2018, PCSB Bank’s largest aggregate amount of loans to one borrower was $23.7 million.

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

Federal Bank Regulation

Capital Requirements.  Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as PCSB Bank, are required to comply with minimum leverage capital requirements. The minimum leverage capital requirement is a ratio of Tier 1 capital to total assets that is not less than 4.0%. Tier 1 capital consists of “CET1” and “Additional Tier 1 capital” instruments meeting specified requirements. CET1 is defined as common stock, plus related surplus, and retained earnings plus limited amounts of minority interest in the form of common stock, less the majority of the regulatory deductions.

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

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital and Tier 2 capital.  Tier 1 capital consists of common stock, plus related surplus and retained earnings.  Under the new capital rules, for most banking organizations, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the new capital rules’ specific requirements. Banks that engage in specified levels of trading activities are subject to adjustments in their risk-based capital calculation to ensure the maintenance of sufficient capital to support market risk.

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

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At June 30, 2018, PCSB Bank was classified as a “well capitalized” institution.

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

Consumer Protection and Fair Lending Regulations. New York savings banks are subject to a variety of federal and New York statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. New York’s Attorney General has vigorously enforced fair lending and other consumer protection laws. The Dodd Frank Act added a new statute that prohibits unfair, deceptive or abusive acts practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the FDIC and state Attorneys General. The Superintendent of Financial Services of the State of New York has stated that NYDFS will vigorously enforce consumer protection laws to the extent that federal bank regulators reduce such enforcement.

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

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2018, the regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $122.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $122.3 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.0 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements.  PCSB Bank is in compliance with these requirements.

Federal Home Loan Bank System

PCSB Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. PCSB Bank complied with this requirement at June 30, 2018. Based on redemption provisions of the FHLBNY, the stock has no quoted market value and is carried at cost. PCSB Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLBNY stock. At June 30, 2018, no impairment has been recognized.

At its discretion, the FHLBNY may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB pay to their members and result in the FHLB imposing a higher rate of interest on advances to their members. While the FHLBNY currently pays a dividend on its capital stock, there can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the FHLB also will not cause a decrease in the value of the FHLBNY stock held by PCSB Bank.

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

Emerging Growth Company Status

PCSB Financial qualifies as an emerging growth company under the The Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion (adjusted for inflation) during its most recently completed fiscal year qualifies as an “emerging growth company.”

An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company but must make such election when the company is first required to file a registration statement.  Such an election is irrevocable during the period a company is an emerging growth company. PCSB Financial has elected to comply with new or amended accounting pronouncements in the same manner as a public company.

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

Federal regulations provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board. In addition, under the New York Banking Law, for a period of three years following completion of a conversion to stock form, no person may directly or indirectly offer to acquire or acquire beneficial ownership of more than 10% of any class of equity security of a converting mutual savings bank without prior written approval of NYSDFS.

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

Tax Reform. On December 22, 2017, the Tax Act was enacted, which among other changes included a reduction of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the Company was required to remeasure, through income tax expense, the Company’s deferred tax assets and liabilities using the enacted rate at which the deferred items are expected to be recovered or settled. The remeasurement of our net deferred tax asset resulted in additional income tax expense of $1.6 million for the year ended June 30, 2018.

Method of Accounting. For federal income tax purposes, PCSB Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Minimum Tax. As a result of the aforementioned tax reform, the alternative minimum tax rate is reduced from 20% to 0% for all tax years beginning after December 31, 2017. Alternative minimum tax credit carryforwards from prior tax years can be applied to reduce future taxable income and are refundable, subject to certain limitations. At June 30, 2018, PCSB Bank had no alternative minimum tax credit carryforwards.

Net Operating Loss Carryovers. Generally, a financial institution may carry forward net operating losses indefinitely and are subject to a limitation of 80% of taxable income. See Note 14 to Consolidated Financial Statements for additional information.

Charitable Contributions Carryovers. Generally, charitable contributions are limited to 10% of taxable income, however financial institutions may carryforward unused contributions for up to 5 years. At June 30, 2018 the Company has charitable contributions carryforwards totaling $3.8 million, for which we expect to fully realize the benefit. See Note 14 to Consolidated Financial Statements for additional information.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At June 30, 2018, PCSB Bank had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from PCSB Bank as a member of the same affiliated group of corporations. To date, no dividends have been paid by PCSB Bank.

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

The Company is also taxable in Connecticut and New Jersey, primarily as a result of income earned on loans where the borrower or the real estate collateral underlying the loan is located in these states.

Item 1A. Risk Factors

In the ordinary course of operating our business, we are exposed to a variety of risks inherent to the financial services industry. The following discusses what we believe to be the significant risk factors that could affect our business and operations. If any of the following conditions or events actually occur, our business, financial condition or results of operations could be negatively affected, the market price of your investment in the Company’s common stock could decline, and you could lose all or a part of your investment in the Company’s common stock.

Our emphasis on commercial real estate and commercial business lending involves risks that could adversely affect our financial condition and results of operations.

We originate and purchase commercial real estate and commercial business loans. At June 30, 2018, our commercial real estate and commercial business loans totaled $616.8 million, or 68.0% of our loan portfolio. While these types of loans are potentially more profitable than residential mortgage loans, they are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. See “—Loan Underwriting Risks.”

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land (“ADC loans”) represent 100% or more of total risk-based capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total risk-based capital. At June 30, 2018, the Bank’s ADC loans and total commercial real estate loans represented 13.13% and 228.58% of total risk-based capital.

The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability. We believe the Company has adequate risk management and monitoring policies and procedures in place to address the requirements of the guidance.

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

Changes in interest rates could reduce our profits.

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

If rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread, which would have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our net portfolio value of equity would decrease. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. At June 30, 2018, and assuming a 200 basis point increase in market interest rates, we estimate that our net portfolio value of equity would decrease by $50.7 million, or 15.2%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk—Net Portfolio Value Simulation.”

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

Changes in the valuation of our securities portfolio could reduce our profits and reduce our capital levels.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Except for a nominal investment in a community development fund, PCSB Bank has no equity securities in its portfolio. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securities Portfolio.”

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

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult, and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas. If we are not able to effectively compete in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.

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

We have analyzed the effects of these new capital requirements, and we believe that we would meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect as of June 30, 2018.

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

Various factors may make takeover attempts more difficult to achieve.

Certain provisions of our articles of incorporation and bylaws and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of PCSB Financial without our board of directors’ prior approval.

Under Federal Reserve Board regulations, for a period of three years following completion of the conversion and offering, no person may directly or indirectly acquire or offer to acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company creates a rebuttable presumption that the acquirer “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve Board and the NYSDFS before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including PCSB Bank.

There also are provisions in our articles of organization that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of the shares of common stock outstanding. Furthermore, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our management and directors, employment agreements that we have entered into with our executive officers and other factors may make it more difficult for companies or persons to acquire control of the Company without the consent of our board of directors. Taken as a whole, these statutory provisions and provisions in our articles of incorporation could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of advances from the Federal Home Loan Bank and wholesale deposits. As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability in accessing these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

The computer systems and network infrastructure we and our third-party service providers use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any breach, damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations due to the time and money needed to correct the issue. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. The Company has emplaced controls to defeat threats to its operating systems. Despite these safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures, such as cyber-attacks. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations. We have general liability and cyber-related insurance, however there are limitations on coverage as well as dollar amount. Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require reimbursement of customer losses.

Our business may be adversely affected by fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, losses may still occur which could cause both financial and reputational harm.

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

The Company relies on certain external vendors to provide products and services necessary to maintain its day-to-day operations. These include, but are not limited to, data processing and storage, recording and monitoring transactions, internet connections and network access. The Company’s operations are exposed to the risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could disrupt the Company’s operations. If we are unable to find alternative sources for our vendors’ services and products quickly and cost-effectively, the failures of our vendors could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

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

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions, increased cybersecurity threats, and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk.  Accordingly, we could suffer losses as a result of our failure to anticipate and manage these risks.

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

We purchase and participate in residential, business and commercial real estate loans with other financial institutions. The agreements documenting these transactions typically provide for retention by the selling institution of the servicing of the participated loans and require that institution to service the loan with the same degree of care that it uses for loans in its portfolio. However, if the servicing institution fails to administer loans in accordance with its contractual obligations, for example, by neglecting to enforce lender’s rights and remedies against a defaulting borrower, or by waiving or modifying loan terms without our consent, we could incur significant losses, including loss of the outstanding principal balance.

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

Our ability to pay dividends is subject to regulatory limitations and other limitations.

PCSB Financial is a separate legal entity from our subsidiary, the Bank, and we do not have significant operations of our own. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Bank’s regulators could assert that payment of dividends or other payments may result in an unsafe or unsound practice. In addition, under the Dodd-Frank Act, we are subjected to consolidated capital requirements and must serve as a source of strength to the Bank. If the Bank is unable to pay dividends to us or we are required to retain capital or contribute capital to the Bank, we may not be able to pay dividends on our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2018, we conducted business through our administrative/headquarters office in Yorktown Heights and our 15 banking offices located in Brewster (main banking office), Eastchester, Fishkill, Greenburgh, Jefferson Valley, Kent, Mahopac, Mount Kisco, Mount Vernon, New City, Pawling (2 branch offices), East White Plains, Somers, and Yorktown Heights, all of which are located in New York.  We own 4 and lease 12 of our properties.  At June 30, 2018, the net book value of our land, buildings, furniture, fixtures and equipment was $11.6 million. The Company’s and Bank’s executive offices/headquarters are located in a leased facility at 2651 Strang Blvd., Suite 100, Yorktown Heights, New York.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares of common stock are traded on the NASDAQ Capital Market under the symbol “PCSB”. The approximate number of stockholders of record of the Company’s common stock as of June 30, 2018 is 1,438.

The following tables set forth for the periods indicated the intra-day high and low sales prices per share of common stock as reported by The Nasdaq Stock Market. The Company completed its initial public offering on April 20, 2017, and its stock commenced trading on April 21, 2017. Prior to the initial public offering, the Company had no shares issued or outstanding. On June 30, 2018, the closing market price of the Company’s common stock was $19.87.

	Year Ended June 30, 2018
	High	Low	Dividend
Fourth Quarter	$21.66	$19.61	$0.03
Third Quarter	21.95	18.92	—
Second Quarter	20.12	18.25	—
First Quarter	18.94	16.69	—

	Year Ended June 30, 2017
	High	Low	Dividend
Fourth Quarter (from April 21, 2017)	$17.91	$16.24	$—
Third Quarter	N/A	N/A	—
Second Quarter	N/A	N/A	—
First Quarter	N/A	N/A	—

Dividends

The Company’s board of directors has the authority to declare dividends on our shares of common stock, subject to statutory and regulatory requirements. In determining whether to pay a cash dividend and the amount of such cash dividend, the board of directors is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, other uses of funds for the long-term value of stockholders, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by applicable law, may be paid in addition to, or in lieu of, regular cash dividends. PCSB Financial files a consolidated tax return with PCSB Bank. Accordingly, any cash distributions made by us to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes. Additionally, pursuant to applicable regulations, during the three-year period following our stock offering, we will not take any action to declare an extraordinary dividend to stockholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

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

Initially, dividends we can declare and pay will depend upon the net proceeds retained from the stock offering and the earnings received from the investment of those proceeds.  In the future, dividends will depend in large part upon receipt of dividends from PCSB Bank, because we expect to have limited sources of income other than dividends from PCSB Bank, net income earned on the net proceeds of the offering and interest payments received in connection with the loan to the employee stock ownership plan

Pursuant to our articles of incorporation, we are authorized to issue preferred stock. If we issue preferred stock, the holders thereof may have a priority over the holders of our shares of common stock with respect to the payment of dividends. We have no preferred stock outstanding and currently have no plans to issue preferred stock in the future.

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

On August 2, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.03 per share. The dividend was paid on August 31, 2018 to stockholders of record on August 17, 2018.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Selected Financial Condition Data:
Total Assets	$1,480,187	$1,426,458	$1,262,071	$1,200,750	$976,630
Cash and cash equivalents	62,145	60,486	41,578	77,761	105,250
Securities held-to-maturity	353,183	383,551	270,679	269,913	267,146
Securities available-for-sale	105,504	111,889	112,351	84,943	72,109
Loans receivable, net	902,336	809,648	782,336	727,134	507,161
Goodwill and other intangibles	6,539	6,665	6,808	6,703	-
Total Liabilities	1,192,628	1,146,612	1,152,122	1,090,479	864,991
Deposits	1,157,457	1,088,461	1,112,695	1,060,505	856,518
Federal Home Loan Bank advances	18,841	42,598	20,081	14,000	-
Total shareholders' equity (total equity before June 30, 2017)	287,559	279,846	109,949	110,271	111,639

	For the Year Ended June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$47,960	$40,958	$39,044	$28,827	$25,864
Interest expense	6,323	5,293	4,812	3,884	3,634
Net interest income	41,637	35,665	34,232	24,943	22,230
Provision for loan losses	414	823	1,859	1,326	903
Net interest income after provision	41,223	34,842	32,373	23,617	21,327
Non-interest income (1)	2,519	4,084	1,951	1,567	1,650
Non-interest expense (2)(3)	32,116	34,431	30,265	23,974	20,651
Income before income tax expense	11,626	4,495	4,059	1,210	2,326
Income tax expense (4)	5,022	1,266	1,133	702	699
Net income	$6,604	$3,229	$2,926	$508	$1,627

(1)

Non-interest income for the year ended June 30, 2018 includes $236,000 of gains on sale of securities and the year ended June 30, 2017 includes a $1.6 million settlement on an acquired loan, respectively.

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

(4)

In connection with the passage of the Tax Cuts and Jobs Act, the Company recorded a $1.6 million charge to income tax expense for the year ended June 30, 2018, primarily reflecting a write-down of our deferred tax asset resulting from a decrease in the corporate income tax rate from 34% to 21%.

	At or For the Year Ended June 30,
	2018	2017	2016	2015	2014
Selected Financial Ratios:
Return on average assets (1)	0.46%	0.25%	0.24%	0.05%	0.17%
Return on average equity (2)	2.33	2.14	2.59	0.45	1.47
Noninterest income to average assets	0.18	0.31	0.16	0.15	0.17
Noninterest expense to average assets	2.24	2.64	2.48	2.34	2.14
Interest rate spread	2.86	2.79	2.84	2.41	2.27
Net interest margin (3)	3.03	2.88	2.92	2.50	2.30
Efficiency ratio (4)(7)	72.73	86.62	83.64	90.43	86.46
Dividend payout ratio (8)	7.63	n/a	n/a	n/a	n/a
Average interest-earning assets to average interest-bearing liabilities	135.94	122.32	120.01	122.55	125.00
Loans to deposits	77.96	74.38	70.31	68.56	59.21
Equity to assets (5)	19.80	11.59	9.27	11.03	11.47
Tangible equity to tangible assets (6)	19.43	11.13	8.77	10.93	11.47

Book value per common share	$15.83	$15.41	n/a	n/a	n/a
Tangible book value per common share (7)	$15.47	$15.04	n/a	n/a	n/a

Capital Ratios:
Tier 1 capital (to adjusted total assets)	19.54%	19.95%	8.92%	8.88%	11.73%
Tier 1 capital (to risk-weighted assets)	30.29	31.63	13.47	15.47	22.49
Total capital (to risk-weighted assets)	30.29	31.63	13.96	16.03	23.29
Common equity Tier 1 capital (to risk-weighted assets)	30.81	32.21	13.47	15.47	22.49

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	0.54	0.63	0.51	0.54	0.80
Allowance for loan losses as a percent of non-performing loans	81.71	42.66	32.17	18.69	22.70
Net charge-offs (recoveries) to average outstanding loans during the period	0.08	(0.04)	0.23	0.27	0.17
Non-performing loans as a percent of total loans	0.66	1.48	1.60	2.87	3.51
Non-performing assets as a percent of total assets	0.44	0.92	1.07	1.78	1.85

Other Data:
Number of offices	15	15	15	15	10
Number of full-time equivalent employees	170	171	169	174	138

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Represents average equity divided by average total assets.
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

	For the Year Ended June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Average equity	$283,672	$151,026	$112,955	$112,760	$110,671
Less: Average goodwill and other intangibles	6,606	6,741	6,663	1,158	-
Average tangible equity	$277,066	$144,285	$106,292	$111,602	$110,671
Average assets	$1,432,778	$1,302,584	$1,218,073	$1,022,363	$964,700
Less: Goodwill and other intangibles	6,606	6,741	6,663	1,158	-
Average tangible assets	$1,426,172	$1,295,843	$1,211,410	$1,021,205	$964,700
Tangible equity to tangible assets	19.43%	11.13%	8.77%	10.93%	11.47%

(7)	Represent non-GAAP financial measures, which we believe may be helpful for investors in evaluating our equity and profitability.
(8)	Dividends declared per share divided by net income per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This section is intended to help investors understand the consolidated financial performance of PCSB Financial through a discussion of the factors affecting our financial condition at June 30, 2018 and 2017 and our results of operations for the years ended June 30, 2018 and 2017. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this annual report.

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

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits, occupancy and equipment, data processing, federal deposit insurance and other general and administrative expenses. Our noninterest expenses have increased as a result of operating as a public company. These additional expenses consist primarily of legal and accounting fees, expenses of stockholder communications and meetings and stock exchange listing fees.

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

Loan Portfolio

General. Loans are our primary interest-earning asset. At June 30, 2018, net loans represented 61.0% of our total assets. The following tables set forth certain information about our loan portfolio.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential	$250,578	27.67%	$217,778	26.77%	$226,073	28.79%	$240,448	32.93%	$161,740	31.74%
Commercial	495,265	54.70	437,651	53.80	385,827	49.14	324,574	44.46	188,741	37.03
Construction	17,352	1.92	22,404	2.75	25,050	3.19	11,886	1.63	19,517	3.83
Total	763,195	84.29	677,833	83.32	636,950	81.12	576,908	79.02	369,998	72.60
Commercial loans	104,135	11.50	93,631	11.50	106,738	13.60	112,092	15.36	105,044	20.62
Home equity lines of credit	37,395	4.13	41,927	5.15	41,180	5.24	40,605	5.56	33,952	6.66
Consumer and overdrafts	745	0.08	233	0.03	338	0.04	465	0.06	612	0.12
Total loans receivable	905,470	100.00%	813,624	100.00%	785,206	100.00%	730,070	100.00%	509,606	100.00%
Plus: net deferred loans origination costs and fees	1,770		1,174		1,172		985		1,612
Less: allowance for loan losses	(4,904)		(5,150)		(4,042)		(3,921)		(4,057)
Loans receivable, net	$902,336		$809,648		$782,336		$727,134		$507,161

Loan Maturity. The following tables set forth certain information at June 30, 2018 regarding the dollar amount of loan maturities for the periods indicated. The tables do not include scheduled amortization or any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below.

	At June 30, 2018
	Residential Mortgage Loans	Commercial Mortgage Loans	Construction Loans	Commercial Loans	Home equity Lines of Credit	Consumer and Overdrafts	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$412	$12,899	$15,184	$36,631	$-	$674	$65,800
More than one year through two years	115	6,458	2,168	9,402	-	21	18,164
More than two years through three years	646	10,593	-	5,681	11	10	16,941
More than three years through five years	1,686	27,866	-	15,462	-	40	45,054
More than five years through ten years	17,779	197,200	-	27,207	541	-	242,727
More than ten years through fifteen years	26,740	77,383	-	6,150	3,447	-	113,720
More than fifteen years	203,200	162,866	-	3,602	33,396	-	403,064
Total	$250,578	$495,265	$17,352	$104,135	$37,395	$745	$905,470

The following table sets forth the dollar amount of all loans at June 30, 2018 that are due after June 30, 2019 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed Rates	%	Floating or Adjustable Rates	%	Total
	(Dollars in thousands)
Residential mortgage loans	$223,770	89.45%	$26,396	10.55%	$250,166
Commercial mortgage loans	131,873	27.34%	350,493	72.66%	482,366
Construction loans	17	0.78%	2,151	99.22%	2,168
Commercial loans	59,933	88.78%	7,571	11.22%	67,504
Home equity lines of credit	395	1.06%	37,000	98.94%	37,395
Consumer and overdrafts	71	100.00%	-	0.00%	71
Total	$416,059	49.55%	$423,611	50.45%	$839,670

Loan Originations, Purchases and Sales. Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, referrals from customers, and other professionals. We generally originate loans for our portfolio rather than for sale in the secondary market.

We occasionally purchase whole loans and loan participation interests from other financial institutions, which consist of interests in commercial mortgage loans, multi-family mortgage loans and residential mortgages, primarily in our market area. At June 30, 2018, we had $164.1 million in purchased whole loan and participation interests.

 Asset Quality

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Management of asset quality is accomplished by internal controls, monitoring and reporting of key risk indicators, and both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk for the purpose of identifying loan weakness in order to minimize loan loss exposure. From the time of loan origination through final repayment, the borrowers on individual commercial real estate, construction and land development and commercial business loans are assigned a risk rating, including a collateral rating, based on pre-determined criteria and levels of risk. The borrower and collateral risk ratings are monitored annually for most loans and may change during the life of the loan as appropriate.

Internal and independent third-party loan reviews vary by loan type, as well as the nature and complexity of the loan. Depending on the size and complexity of the loan, some loans may warrant detailed individual review, while other loans may have less risk based upon size or be of a homogeneous nature reducing the need for detailed individual analysis. Assets with these characteristics, such as consumer loans and loans secured by residential real estate, may be reviewed on the basis of risk indicators such as delinquency or credit rating. In cases of significant concern, a total re-evaluation of the loan and associated risks are documented by completing a loan risk assessment and action plan.  Some loans may be re-evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of potential loss exposure and, consequently, the adequacy of specific and general loan loss reserves.

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

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30, 2018
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential mortgage loans	2	$626	8	$2,016
Commercial mortgage loans	-	-	3	1,374
Construction loans	-	-	1	2,260
Commercial loans	-	-	1	500
Home equity lines of credit	2	30	3	341
Total	4	$656	16	$6,491

	At June 30, 2017
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential mortgage loans	5	$1,101	10	$3,634
Commercial mortgage loans	-	-	2	993
Construction loans	-	-	2	3,661
Commercial loans	-	-	2	544
Home equity lines of credit	1	200	4	477
Total	6	$1,301	20	$9,309

	At June 30, 2016
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential mortgage loans	4	$1,735	12	$3,305
Commercial mortgage loans	-	-	2	820
Construction loans	-	-	2	144
Commercial loans	2	765	17	2,304
Home equity lines of credit	1	296	3	310
Total	7	$2,796	36	$6,883

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Non-accrual loans exclude acquired loans that are accounted for as purchased credit impaired loans because the loans are in pools that are considered performing. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection.  For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans	$1,911	$4,357	$5,881	$4,389	$3,659
Commercial mortgage loans	794	497	300	6,308	2,562
Construction loans	2,260	3,661	144	2,020	5,951
Commercial business loans	788	2,959	5,048	7,011	5,361
Home equity lines of credit	349	598	602	424	132
Other loans	-	-	584	310	-
Total	6,102	12,072	12,559	20,462	17,665
Accruing loans past due 90 days or more:
Residential mortgage loans	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-
Construction loans	-	-	-	-	-
Commercial business loans	-	-	-	514	204
Home equity lines of credit	-	-	-	-	-
Other loans	-	-	4	4	-
Total	-	-	4	518	204
Total non-performing loans	6,102	12,072	12,563	20,980	17,869
Real estate owned	460	977	905	368	211
Total non-performing assets	$6,562	$13,049	$13,468	$21,348	$18,080

Total non-performing loans to total loans	0.67%	1.48%	1.60%	2.87%	3.51%
Total non-performing assets to total assets	0.44%	0.91%	1.07%	1.78%	1.85%

Interest income that would have been recorded for the year ended June 30, 2018 had non-accruing loans been current according to their original terms, amounted to $366,000.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These loans are not classified as impaired. At June 30, 2018, other potential problem loans totaled $7.0 million.

Classified Assets. The following table sets forth information regarding our classified assets, as defined under applicable regulatory standards, at the dates indicated.

	At June 30,
	2018	2017	2016
	(Dollars in thousands)
Special mention	$1,984	$192	$5,368
Substandard	15,378	25,146	35,265
Doubtful	-	-	349
Loss	-	-	-
Total	$17,362	$25,338	$40,982

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2018		2017		2016		2015		2014
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$5,150		$4,042		$3,921		$4,057		$3,985
Provision for loan losses	414		823		1,859		1,326		903
Charge-offs:
Residential mortgage loans	136		275		400		175		105
Commercial mortgage loans	-		-		10		361		-
Construction loans	997		108		-		327		-
Commercial loans	54		743		1,677		1,285		763
Home equity lines of credit	60		-		24		43		-
Consumer and overdrafts	23		3		22		-		8
Total charge-offs	$1,270		$1,129		$2,133		$2,191		$876
Recoveries:
Residential mortgage loans	1		70		-		5		16
Commercial mortgage loans	370		19		178		8		10
Construction loans	-		-		192		-		-
Commercial loans	220		1,321		25		710		19
Home equity lines of credit	19		-		-		6		-
Consumer and overdrafts	-		4		-		-		-
Total recoveries	610		1,414		395		729		45
Net charge-offs (recoveries)	660		(285)		1,738		1,462		831
Allowance for loan losses at end of period	$4,904		$5,150		$4,042		$3,921		$4,057
Allowance for loan losses to non-performing loans at end of period	80.37%		42.66%		32.17%		18.69%		22.70%
Allowance for loan losses to total loans outstanding at end of period	0.54%	(1)	0.63%	(1)	0.51%	(1)	0.54%	(1)	0.80%
Net charge-offs (recoveries) to average loans outstanding during period	0.08%		(0.04)%		0.23%		0.27%		0.17%

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

	At June 30,
	2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$459	9.36%	27.67%	$386	7.50%	26.77%
Commercial mortgage loans	3,073	62.66	54.70	2,589	50.26	53.80
Construction loans	505	10.30	1.92	1,150	22.33	2.75
Commercial loans	780	15.91	11.50	949	18.43	11.50
Home equity lines of credit	80	1.63	4.13	76	1.48	5.15
Consumer and overdrafts	7	0.14	0.08	-	-	0.03
Total	$4,904	100.00%	100.00%	$5,150	100.00%	100.00%

	At June 30,
	2016			2015			2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$237	5.86%	28.79%	$193	4.92%	32.93%	$219	5.40%	31.74%
Commercial mortgage loans	2,149	53.17	49.14	1,766	45.04	44.46	1,622	39.98	37.03
Construction loans	269	6.66	3.19	100	2.55	1.63	828	20.41	3.83
Commercial loans	1,313	32.48	13.60	1,793	45.73	15.36	1,200	29.58	20.62
Home equity lines of credit	73	1.81	5.24	69	1.76	5.56	186	4.58	6.66
Consumer and overdrafts	1	0.02	0.04	-	-	0.06	2	0.05	0.12
Total	$4,042	100.00%	100.00%	$3,921	100.00%	100.00%	$4,057	100.00%	100.00%

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

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At June 30,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities held to maturity:
U.S. Government and agency obligations	$122,048	$119,774	$155,559	$155,008	$145,896	$146,202
Corporate and other debt securities	4,000	3,874	999	999	-	-
Mortgage-backed securities – residential	140,478	135,664	143,452	143,783	72,842	74,139
Mortgage-backed securities – collateralized mortgage obligations	53,547	51,732	59,476	59,387	30,268	30,580
Mortgage-backed securities – commercial	33,110	32,144	24,065	24,411	21,673	22,396
Total	$353,183	$343,188	$383,551	$383,588	$270,679	$273,317
Securities available for sale:
U.S. Government and agency obligations	$64,389	$63,430	$63,630	$63,445	$65,953	$66,132
Corporate and other debt securities	8,406	8,235	8,460	8,482	8,514	8,646
Mortgage-backed securities – residential	34,619	33,807	39,710	39,930	37,043	37,524
Equity securities	32	32	32	32	49	49
Total	$107,446	$105,504	$111,832	$111,889	$111,559	$112,351

At June 30, 2018, we had no investments in a single issuer, other than securities issued by the U.S. government and government agencies, which had an aggregate book value in excess of 10% of our shareholders’ equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2018. The tables do not include any estimate of principal payments or prepayments that significantly shorten the average life of mortgage-backed securities. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the following table. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity. At June 30, 2018, we did not have any investments in any private-label collateralized mortgage obligations.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government and agency obligations	$25,504	1.19%	$96,544	1.80%	$-	-%	$-	-%	$122,048	$119,774	1.68%
Corporate and other debt securities	-	-	-	-	-	-	4,000	2.85	4,000	3,874	2.85
Mortgage-backed securities – residential	-	-	6,882	2.34	38,686	2.10	94,910	2.56	140,478	135,664	2.42
Mortgage-backed securities – collateralized mortgage obligations	1,866	1.66	-	-	7,553	2.20	44,128	2.36	53,547	51,732	2.32
Mortgage-backed securities – commercial	-	-	17,697	2.25	11,024	2.64	4,389	2.87	33,110	32,144	2.46
Total	$27,370	1.22%	$121,123	1.90%	$57,263	2.22%	$147,427	2.52%	$353,183	$343,188	2.16%
Securities available for sale:
U.S. Government and agency obligations	$12,402	1.34%	$51,987	1.78%	$-	-%	$-	-%	$64,389	$63,430	1.70%
Corporate and other debt securities	-	-	6,406	2.34	2,000	3.37	-	-	8,406	8,235	2.58
Mortgage-backed securities – residential	-	-	-	-	3,150	2.20	31,469	1.94	34,619	33,807	1.97
Equity securities	-	-	-	-	-	-	32	-	32	32	-
Total	$12,402	1.34%	$58,393	1.84%	$5,150	2.66%	$31,501	1.94%	$107,446	$105,504	1.85%

Other-than-temporary Impairment. Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended June 30, 2018, 2017 and 2016.

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

	At June 30,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest bearing demand accounts	$131,883	11.39%	$136,361	12.53%	$122,740	11.03%
NOW Accounts	117,875	10.18	115,527	10.61	111,455	10.02
Money market accounts	49,885	4.31	29,097	2.67	31,194	2.80
Savings accounts	465,441	40.22	512,697	47.11	516,249	46.40
Time deposits
Less than $100,000	169,517	14.65	161,961	14.88	181,827	16.34
Greater than or equal to $100,000	222,856	19.25	132,818	12.20	149,230	13.41
Total	$1,157,457	100.00%	$1,088,461	100.00%	$1,112,695	100.00%

      At June 30, 2018 and 2017, we had municipal deposits of $39.1 million and $38.4 million, respectively. Municipal deposits are held by our commercial bank subsidiary, PCSB Commercial Bank. Additionally, as of June 30, 2018, deposits included $60.0 million of brokered time deposits with remaining maturities of between two and 47 months. We had no brokered deposits as of June 30, 2017 or 2016.

The following table indicates the amount of jumbo time deposits by time remaining until maturity at June 30, 2018.  Jumbo time deposits require minimum deposits of $100,000.

Maturity Period	Dollar Amount
(In thousands)
Three months or less	$15,462
Over three through six months	25,111
Over six through twelve months	58,419
Over twelve months	123,864
Total	$222,856

The following tables set forth time deposit accounts classified by rate and maturity at June 30, 2018.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$44,517	$11,246	$1,842	$356	$57,961	14.77%
1.01 - 2.00%	116,608	28,133	44,945	84,658	274,344	69.92
2.01 - 3.00%	22,151	9,971	9,959	17,987	60,068	15.31
Total	$183,276	$49,350	$56,746	$103,001	$392,373	100.00%

Borrowings

We primarily utilize advances from the Federal Home Loan Bank of New York to supplement our supply of investable funds. At June 30, 2018 and 2017, we had $296.0 million and $308.1 million, respectively, of available borrowing capacity with the Federal Home Loan Bank of New York and had $18.8 million and $42.6 million, respectively, in advances outstanding. At June 30, 2018 and 2017, we also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $122.1 million and $85.9 million, respectively, none of which was outstanding at that date. The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	Year Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Maximum balance outstanding at any month-end during period:
Federal Home Loan Bank advances	$83,861	$42,598	$34,000
Average balance outstanding during period:
Federal Home Loan bank advances	42,719	15,911	23,974
Weighted average interest rate during period:
Federal Home Loan bank advances	1.80%	1.32%	0.83%
Balance outstanding at end of period:
Federal Home Loan bank advances	$18,841	$42,598	$20,081
Weighted average interest rate at end of period:
Federal Home Loan bank advances	1.91%	1.55%	1.16%

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

	Year ended June 30,
	2018			2017			2016
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$846,353	$37,798	4.47%	$773,590	$33,664	4.35%	$743,995	$32,832	4.41%
Securities	474,201	9,266	1.95	389,910	6,661	1.71	365,593	5,897	1.61
Other interest-earning assets	54,528	896	1.64	74,149	633	0.85	62,034	315	0.51
Total interest-earning assets	1,375,082	47,960	3.49	1,237,649	40,958	3.31	1,171,622	39,044	3.33
Non-interest-earning assets	57,696			64,935			46,451
Total assets	$1,432,778			$1,302,584			$1,218,073

Liabilities and equity:
NOW accounts	$113,952	197	0.17	$125,818	195	0.16	$92,165	146	0.16
Money market accounts	36,917	163	0.44	31,260	83	0.26	32,770	89	0.27
Savings accounts and escrow	502,310	1,223	0.24	525,486	1,289	0.25	512,321	1,487	0.29
Time deposits	315,652	3,971	1.26	313,334	3,516	1.12	315,028	2,891	0.92
Total interest-bearing deposits	968,831	5,554	0.57	995,898	5,083	0.52	952,284	4,613	0.49
Federal Home Loan Bank advances	42,719	769	1.80	15,911	210	1.32	23,974	199	0.83
Total interest-bearing liabilities	1,011,550	6,323	0.63	1,011,809	5,293	0.52	976,258	4,812	0.49
Non-interest-bearing deposits	130,196			126,666			118,871
Other non-interest-bearing liabilities	7,360			13,083			9,989
Total liabilities	1,149,106			1,151,558			1,105,118
Total equity	283,672			151,026			112,955
Total liabilities and equity	$1,432,778			$1,302,584			$1,218,073

Net interest income		$41,637			$35,665			$34,232
Interest rate spread			2.86			2.79			2.84
Net interest margin			3.03			2.88			2.92
Average interest-earning assets to interest-bearing liabilities	135.94%			122.32%			120.01%

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

	Year ended June 30, 2018 Compared to 2017			Year ended June 30, 2017 Compared to 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)
Interest income:
Loans receivable	$804	3,330	4,134	$(644)	1,476	832
Securities	695	1,910	2,605	75	689	764
Other interest-earning assets	460	(197)	263	235	83	318
Total interest-earning assets	1,959	5,043	7,002	(334)	2,248	1,914

Interest expense:
NOW accounts	5	(3)	2	2	47	49
Money market accounts	64	16	80	(2)	(4)	(6)
Savings and escrow accounts	(8)	(58)	(66)	(244)	46	(198)
Time deposits	428	27	455	641	(16)	625
Federal Home Loan Bank advances	98	461	559	92	(81)	11
Total interest-bearing liabilities	587	443	1,030	489	(8)	481

Increase (decrease) in net interest income	$1,372	$4,600	$5,972	$(823)	$2,256	$1,433

Comparison of Financial Condition at June 30, 2018 and June 30, 2017

Total Assets. Total assets increased $53.7 million, or 3.8%, to $1.48 billion at June 30, 2018 from $1.43 billion at June 30, 2017. The increase is primarily the result of increases of $92.7 million in net loans, partially offset by decreases of $30.4 million in held to maturity securities, $6.4 million in securities available for sale, and $2.1 million in deferred tax asset.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.6 million, or 2.7%, to $62.1 million at June 30, 2018 from $60.5 million at June 30, 2017. The increase is due primarily to a $69.0 million increase in deposits and a $36.8 million decrease in investment securities, partially offset by a $92.7 million increase in loans and a $23.8 million decrease in advances from the Federal Home Loan Bank.

Securities Held-to-Maturity. Total securities held to maturity decreased $30.4 million, or 7.9%, to $353.2 million at June 30, 2018 from $383.6 million at June 30, 2017. This decrease was caused primarily by $33.5 million of net maturities of US government and agency obligations, partially offset by net purchases of $3.0 million of corporate and debt securities and $142,000 of mortgage-backed securities.

Securities Available for Sale. Total securities available for sale decreased $6.4 million, or 5.7%, to $105.5 million at June 30, 2018 from $111.9 million at June 30, 2017. This decline was due primarily to $5.1 million in sales and amortization of mortgage backed securities net of purchases, a $2.0 million increase in net unrealized losses driven primarily by an increase in market interest rates and a $54,000 decrease in corporate and other debt securities, partially offset by $759,000 of net purchases of U.S. government and agency obligations.

Net Loans Receivable. Net loans receivable increased $92.7 million, or 11.4%, to $902.3 million at June 30, 2018 from $809.6 million at June 30, 2017. The increase is due primarily to increases of $57.6 million in commercial mortgage loans, $32.8 million in residential mortgage loans, and $10.5 million in commercial loans, partially offset by decreases of $5.1 million in construction loans and $4.5 million in home equity credit lines. The Company purchased $50.9 million of commercial mortgage loans and $42.3 million of residential mortgage loans during the year ended June 30, 2018.

Deposits. Total deposits increased $69.0 million, or 6.3%, to $1.16 billion at June 30, 2018 from $1.09 billion at June 30, 2017. This increase primarily reflects increases of $97.6 million in time deposits, and $20.8 million in money market accounts, partially offset by decreases of $47.3 million in savings and $2.1 million in demand deposits and NOW accounts.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $23.8 million, or 55.8%, to $18.8 million at June 30, 2018 from $42.6 million at June 30, 2017, due primarily to net maturities of short-term advances.

Total Shareholder’s Equity. Total shareholders’ equity increased $7.8 million to $287.6 million at June 30, 2018 from $279.8 million at June 30, 2017.  This increase was due primarily to net income of $6.6 million and a $2.2 million reduction in unearned ESOP shares for plan shares earned during the period, partially offset by other comprehensive losses of $618,000 due largely to increased unrealized losses in the available for sale investment securities portfolio driven by increased market interest rates, as well as $504,000 of cash dividends paid.  At June 30, 2018, the Company’s book value per share and tangible book value per share were $15.83 and $15.47, respectively, compared to $15.41 and $15.04, respectively, at June 30, 2017. At June 30, 2018, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Comparison of Operating Results for the Years Ended June 30, 2018 and June 30, 2017

General. Net income increased $3.4 million, or 104.5%, to $6.6 million for the year ended June 30, 2018 compared to $3.2 million for the year ended June 30, 2017. The increase was due primarily to a $5.9 million increase in net interest income, a $2.3 million decrease in noninterest expense, and a $409,000 decrease in the provision for loan losses, partially offset by a $3.8 million increase in income taxes and a $1.6 million decrease in noninterest income.

Net Interest Income. Net interest income increased $5.9 million, or 16.7%, to $41.6 million for the year ended June 30, 2018 compared to a $35.7 million for the year ended June 30, 2017. The increase primarily reflects a $137.7 million increase in average net interest-earning assets and a 15 basis point increase in the net interest margin to 3.03% for the year ended June 30, 2018 compared to 2.88% for the year ended June 30, 2017. The increase in average net interest-earning assets primarily reflects the investment of the net proceeds received in the Company’s initial public offering completed in April 2017.

Interest and Dividend Income. Interest and dividend income increased $7.0 million, or 17.1%, to $48.0 million for the year ended June 30, 2018 compared to $41.0 million for the year ended June 30, 2017. The increase primarily reflects a $137.4 million increase in total average interest-earning assets and an 18 basis point increase in the yield on total interest-earning assets.

Interest income on loans receivable increased $4.1 million, or 12.3%, due primarily to a $72.8 million increase in the average balance of loans receivable to $846.4 million for the year ended June 30, 2018 from $773.6 million for the same period last year, and a 12 basis point increase in the average yield on loans to 4.47% for the year ended June 30, 2018 from 4.35% for the same period last year.

Interest income on securities increased $2.6 million, or 39.1%, due primarily to an $84.3 million increase in the average balance of securities and a 24 basis point increase in the average yield on securities to 1.95% for the year ended June 30, 2018 from 1.71% for the same period last year. The increase in the yield on securities was due primarily to an increase in market interest rates as well as an increase in the percentage of the portfolio being invested in generally higher-yielding mortgage-backed securities.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, increased $263,000, or 41.5%, due primarily to a 79 basis point increase in the average yield on other interest-earning assets to 1.64% for the year ended June 30, 2018 from 0.85% for the same period last year, partially offset by a $19.6 million decrease in the average balance of other interest-earning assets. The increase in the yield on other interest-earning assets was due primarily to an increase in market interest rates.

Interest Expense. Interest expense increased $1.0 million, or 19.5%, to $6.3 million for the year ended June 30, 2018 compared to $5.3 million for the year ended June 30, 2017. The increase primarily reflects a 11 basis point increase in the average cost of interest-bearing liabilities to 0.63% for the year ended June 30, 2018 from 0.52% for the same period last year, partially offset by a $259,000 decrease in the average balance on interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $471,000 or 9.3%, due primarily to a 5 basis point increase in the average cost of deposits to 0.57% for the year ended June 30, 2018 from 0.52% for the same period last year, partially offset by a $27.1 million decrease in the average balance to $968.8 million for the year ended June 30, 2018 from a $995.9 million for the year ended June 30, 2017. The decrease in the average balance of interest-bearing deposits primarily reflects lower average savings and NOW accounts balances. The increase in the average rate paid on interest-bearing deposits was caused primarily by an 18 basis point increase in the average rate paid on money market accounts and a 14 basis point increase in the average interest rate on time deposits as the Bank offered increased rates on the deposits due to increased rates offered by competitor banks.

Interest expense on Federal Home Loan Bank advances increased $559,000, or 266.2%, due primarily to a $26.8 million increase in the average balance to $42.7 million for the year ended June 30, 2018 from $15.9 million for the same period last year, and a 48 basis point increase in the average cost to 1.80% for the year ended June 30, 2018 from 1.32% for the same period last year. The increase in the average cost is due primarily to an increase in market interest rates.

Provision for Loan Losses. The provision for loan losses decreased by $409,000 to $414,000 for the year ended June 30, 2018, compared to $823,000 for the year ended June 30, 2017 due primarily to the Bank establishing specific reserves on impaired loans in the prior year period. Charge-offs, net of recoveries were $660,000 and recoveries, net of charge-offs were $285,000 for the year ended June 30, 2018 and 2017, respectively.

Non-Interest Income. Non-interest income decreased $1.6 million, or 38.3% to $2.5 million for the year ended June 30, 2018 compared to $4.1 million for the year ended June 30, 2017. The decrease was caused primarily by a one-time settlement on an acquired loan of $1.6 million in the prior year.

Non-Interest Expense. Non-interest expense decreased $2.3 million, or 6.7%, to $32.1 million for the year ended June 30, 2018 compared to $34.4 million for the year ended June 30, 2017. The decrease was caused primarily by a $5.0 million contribution expense recognized in the prior year related to the Company’s establishment of the PCSB Community Foundation, a $671,000 decrease in occupancy and equipment expense, and a $230,000 decrease in FDIC insurance, partially offset by increases of $2.3 million in salaries and benefits, $401,000 in professional fees and $851,000 in all other operating expenses, including a $570,000 loss on a receivable. The increase in salaries and benefits was due primarily to a $1.8 million increase in ESOP expense, $919,000 benefit recognized on the curtailment of the defined benefit pension plan recognized in the prior year, and a $671,000 increase due to increased staffing, partially offset by a $186,000 decrease in other retirement expenses. The increase in professional fees was due primarily to expenses related to being a public company. The increase in other operating expenses was caused primarily by increases in Director and Officer insurance and data processing fees. The decrease in occupancy and equipment expense was caused primarily by a $521,000 lease obligation write-off recorded in the prior year.

Income Tax Expense. Income tax expense increased $3.7 million, or 296.7%, to $5.0 million for the year ended June 30, 2018 from $1.3 million for the year ended June 30, 2017. The increase was caused primarily by a $1.6 million tax re-measurement charge associated with the recent tax reform and higher pre-tax income, partially offset by lower marginal tax rates in the current year related to the reduction of the corporate income tax rate from 34% to 21%. The effective income tax rate was 43.2% (29.7% excluding the effects of the current year re-measurement charge) for the year ended June 30, 2018 as compared to 28.2% for the year ended June 30, 2017.

Comparison of Operating Results for the Years Ended June 30, 2017 and June 30, 2016

General. Net income increased $303,000, or 10.4%, to $3.2 million for the year ended June 30, 2017 compared to $2.9 million for the year ended June 30, 2016. The increase was due primarily to a $1.4 million increase in net interest income, a $2.1 million increase in noninterest income, a $1.0 million decrease in the provision for loan losses, partially offset by a $4.2 million increase in noninterest expense and a $133,000 increase in income taxes.

Net Interest Income. Net interest income increased $1.4 million, or 4.2%, to $35.7 million for the year ended June 30, 2017 from $34.2 million for the year ended June 30, 2016. The increase primarily reflects a $1.9 million increase in interest and dividend income, partially offset by a $481,000 increase in interest expense.

Interest and Dividend Income. Interest and dividend income increased $1.9 million, or 4.9%, to $41.0 million for the year ended June 30, 2017 from $39.0 million for the year ended June 30, 2016. The increase primarily reflects a $66.0 million increase in the average balance on interest-earning assets, partially offset by a 2-basis point decrease in the average yield to 3.31% for the year ended June 30, 2017 from 3.33% for the same period last year.

Interest income on loans increased $832,000, or 2.5%, due primarily to a $29.6 million increase in the average balance to $773.6 million for the year ended June 30, 2017 from $744.0 million for the year ended June 30, 2016, partially offset by a 6-basis point decrease in the average yield to 4.35% for the year ended June 30, 2017 from 4.41% for the same period last year.

Interest income on securities increased $764,000, or 13.0%, due primarily to a $24.3 million increase in the average balance of securities to $389.9 million for the year ended June 30, 2017 from $365.6 million for the year ended June 30, 2016 and a 10-basis point increase in the average yield on securities to 1.71% for the current year period due primarily to an increase in market interest rates.

Interest income on other interest-earning assets increased $318,000, or 101.0%, due primarily to a $12.1 million increase in the average balance for the year ended June 30, 2017 and a 34-basis point increase in the average yield to 0.85% from 0.51% for the year ended June 30, 2016. The increase in the yield on other interest-earning assets was due primarily to an increase in market interest rates.

Interest Expense. Interest expense increased $481,000, or 10.0%, to $5.3 million for the year ended June 30, 2017 from $4.8 million for the year ended June 30, 2016.  The increase primarily reflects a $35.6 million increase in the average balance on interest-bearing liabilities and a 3-basis point increase in the average cost to 0.52% for the year ended June 30, 2017 from 0.49% for the same period last year.

Interest expense on interest-bearing deposits and mortgage escrow funds increased $470,000 due primarily to a $43.6 million increase in the average balance to $995.9 million for the year ended June 30, 2017 from $952.3 million for the year ended June 30, 2016 and a 3-basis point increase in the average cost to 0.52% from 0.49% for the year ended June 30, 2016. The increase in the average rate paid on deposits was caused by growth in the medium-term and long-term certificates of deposit, which caused a 20-basis point increase in the rate paid on certificates of deposit.

Interest expense on Federal Home Loan Bank advances increased $11,000 due primarily to a 49-basis point increase in the average cost to 1.32% for the year ended June 30, 2017 from 0.83% for the same period last year, partially offset by an $8.1 million decrease in the average balance to $15.9 million for the year ended June 30, 2017 from $24.0 million for the year ended June 30, 2016.

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

Non-Interest Expense. Non-interest expense increased $4.2 million, or 13.8%, to $34.4 million for the year ended June 30, 2017 compared to $30.3 million for the year ended June 30, 2016. The increase was caused primarily by a $5.0 million contribution to PCSB Community Foundation, a $742,000 increase in occupancy and equipment expense, and a $141,000 increase in advertising, partially offset by a $790,000 decrease in merger and acquisition related expenses and a $927,000 decrease in other operating expenses. The increase in occupancy expense was due primarily to a non-recurring impairment charge on an operating lease totaling $521,000.  The $927,000 decrease in other operating expenses was caused primarily by decreases of $330,000 in FDIC assessment, $336,000 in professional fees, $134,000 in postage and supplies expense and $60,000 in salaries and employee benefits expense.  The decrease in salaries and employee benefits expense was due to a $919,000 benefit recognized on the curtailment of the defined benefit pension plan, partially offset by increases in other salaries and employee benefits.

Income Tax Expense. Income tax expense increased $133,000, or 11.7%, to $1.3 million for the year ended June 30, 2017 from $1.1 million for the year ended June 30, 2016. The increase was caused primarily by a $436,000, or 10.7%, increase in pre-tax income. The effective tax rate was 28.2% and 27.9% for the year ended June 30, 2017 and 2016, respectively.

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, we have established a management-level Asset/Liability Management Committee, which takes initial responsibility for developing an asset/liability management process and related procedures, establishing and monitoring reporting systems and developing asset/liability strategies. On at least a quarterly basis, the Asset/Liability Management Committee reviews asset/liability management with the Investment Asset/Liability Committee of the board of directors. This Committee also reviews any changes in strategies as well as the performance of any specific asset/liability management actions that have been implemented previously. On a quarterly basis, an outside consulting firm provides us with detailed information and analysis as to asset/liability management, including our interest rate risk profile. Ultimate responsibility for effective asset/liability management rests with our board of directors.

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

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of equity ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100 and 200 basis points from current market rates and that interest rates decrease 100 and 150 basis points from current market rates.  Based on recent increases in the fed funds rate, as of June 30, 2018 we now also evaluate NPV considering a 150 basis point decrease in market rates. As this scenario was not evaluated prior to June 30, 2018, prior period information is not available.

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at June 30, 2018 and June 30, 2017. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	Ratio	Change (in bps)
June 30, 2018:
200	$282,017	$(50,676)	(15.2)%	20.75%	(219)
100	313,606	(19,087)	(5.7)	22.25	(69)
-	332,693	-	-	22.94	-
(100)	342,520	9,827	3.0	23.02	8
(150)	348,648	15,955	4.8	23.14	20

June 30, 2017:
200	$290,781	$(35,848)	(11.0)%	21.62%	(130)
100	311,728	(14,901)	(4.6)	22.49	(43)
-	326,629	-	-	22.92	-
(100)	331,139	4,510	1.4	22.69	(23)
(150)	n/a	n/a	n/a	n/a	n/a

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $62.1 million, an increase from $60.5 million as of June 30, 2017. Securities classified as available-for-sale, which provide an additional source of liquidity, totaled $105.5 million at June 30, 2018, a decrease from $111.9 million as of June 30, 2017.

We had the ability to borrow up to $314.9 million and $350.7 million from the Federal Home Loan Bank of New York, at June 30, 2018 and June 30, 2017, respectively, of which $18.8 million and $42.6 million was outstanding as of June 30, 2018 and June 30, 2017, respectively. We also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $122.1 million and $85.9 million as of June 30, 2018 and June 30, 2017, respectively, none of which was outstanding at either date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or the Federal Reserve Bank of New York.

We had $99.7 million and $77.6 million of loan commitments outstanding as of June 30, 2018 and June 30, 2017, respectively, and $59.5 million and $45.4 million as of June 30, 2018 and June 30, 2017, respectively, of approved, but unadvanced, funds to borrowers. We also had $1.4 million and $705,000 in outstanding letters of credit at June 30, 2018 and June 30, 2017, respectively.

Time deposit due within one year of June 30, 2018 totaled $183.3 million, an increase of $76.2 million from $107.1 million as of June 30, 2017. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at June 30, 2018. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity is needed for financing and investing activities. The following table sets forth our primary investing and financing activities for the periods presented.

	Year ended June 30,
	2018	2017	2016
	(in thousands)
Investing activities:
Loan purchases	$(93,166)	$(30,926)	$(43,981)
Disbursement for loan originations, net of principal repayments	(818)	(1,131)	(14,314)
Proceeds from maturities and calls of securities held-to-maturity	80,997	72,152	107,656
Proceeds from maturities and calls of securities available-for-sale	24,202	32,750	33,058
Proceeds from sales of securities available-for-sale	-	-	-
Purchases of securities held-to-maturity	(51,218)	(195,566)	(112,896)
Purchases of securities available-for-sale	(27,498)	(23,314)	(56,420)
Financing activities:
Net increase (decrease) in deposits	69,019	(24,109)	52,778
(Decrease) increase in Federal Home Loan Bank advances	(23,757)	22,517	6,081
Issuance of common stock	(17)	160,072	-

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. The Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Company is governed by applicable law and regulations. At June 30, 2018, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $72.1 million.

Capital Resources. PCSB Financial and PCSB Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board, NYSDFS and the FDIC. At June 30, 2018, PCSB Financial and PCSB Bank each exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 16 of Notes to the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. The following tables present our contractual obligations at June 30, 2018.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Federal Home Loan Bank advances	$18,841	$10,125	$5,259	$273	$3,184
Operating lease obligations	17,505	2,145	3,763	3,314	8,283
Time deposits	392,373	183,276	106,096	102,797	204
Total	$428,719	$195,546	$115,118	$106,384	$11,671

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

PCSB Financial Corporation and Subsidiaries

Yorktown Heights, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PCSB Financial Corporation and Subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Crowe LLP

We have served as the Corporation's auditor since 2007.

New York, New York

September 13, 2018

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 30,
	2018	2017
ASSETS
Cash and due from banks	$60,684	$59,115
Federal funds sold	1,461	1,371
Total cash and cash equivalents	62,145	60,486
Investment securities:
Held to maturity investment securities, at amortized cost (fair value of $343,188 and $383,588, respectively)	353,183	383,551
Available for sale securities, at fair value	105,504	111,889
Total investment securities	458,687	495,440
Loans receivable, net of allowance for loan losses of $4,904 and $5,150, respectively	902,336	809,648
Accrued interest receivable	4,358	3,693
Federal Home Loan Bank stock	2,050	3,132
Premises and equipment, net	11,598	12,959
Deferred tax asset, net	2,622	4,770
Foreclosed real estate	460	977
Bank-owned life insurance	23,747	23,179
Goodwill	6,106	6,106
Other intangible assets	433	559
Other assets	5,645	5,509
Total assets	$1,480,187	$1,426,458
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,025,574	$952,109
Non-interest bearing deposits	131,883	136,352
Total deposits	1,157,457	1,088,461
Mortgage escrow funds	8,803	8,084
Advances from Federal Home Loan Bank	18,841	42,598
Other liabilities	7,527	7,469
Total liabilities	1,192,628	1,146,612
Commitments and contingencies (Notes 1, 4 and 10)	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2018 and June 30, 2017)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,165,110 shares issued and outstanding as of June 30, 2018 and June 30, 2017)	182	182
Additional paid in capital	179,045	177,993
Retained earnings	128,365	121,148
Unearned compensation - ESOP	(13,083)	(14,262)
Accumulated other comprehensive loss, net of income taxes	(6,950)	(5,215)
Total shareholders' equity	287,559	279,846
Total liabilities and shareholders' equity	$1,480,187	$1,426,458

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30,
	2018	2017	2016
Interest and dividend income
Loans	$37,798	$33,664	$32,832
Investment securities	9,266	6,661	5,897
Federal funds and other	896	633	315
Total interest and dividend income	47,960	40,958	39,044
Interest expense
Deposits and escrow interest	5,554	5,083	4,613
FHLB advances	769	210	199
Total interest expense	6,323	5,293	4,812
Net interest income	41,637	35,665	34,232
Provision for loan losses	414	823	1,859
Net interest income after provision for loan losses	41,223	34,842	32,373
Noninterest income
Fees and service charges	1,070	1,178	1,053
Bank-owned life insurance	568	622	458
Gains on sale of securities	236	-	-
Settlement on acquired loan	-	1,615	-
Other	645	669	440
Total noninterest income	2,519	4,084	1,951
Noninterest expense
Salaries and employee benefits	19,235	16,901	16,961
Occupancy and equipment	5,193	5,864	5,122
Communications and data processing	1,974	1,768	1,790
Professional fees	1,709	1,308	1,644
Postage, printing, stationary and supplies	578	547	681
Loss on other receivable	570	-	-
Advertising	456	529	388
FDIC assessment	328	558	888
Amortization of intangible assets	126	143	158
Charitable foundation contribution	-	5,000	-
Merger and acquisition related expenses	-	-	790
Other operating expenses	1,947	1,813	1,843
Total noninterest expense	32,116	34,431	30,265
Net income before income tax expense	11,626	4,495	4,059
Income tax expense	5,022	1,266	1,133
Net income	$6,604	$3,229	$2,926
Earnings per common share:
Basic	$0.39	N/A	N/A
Diluted	$0.39	N/A	N/A

Weighted average common shares outstanding - basic and diluted	16,802,894	N/A	N/A

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended June 30,
	2018	2017	2016
Net Income	$6,604	$3,229	$2,926

Other comprehensive (loss) income:
Unrealized gains (losses) on available for sale securities:
Net change in unrealized gains/losses before reclassification adjustment	(1,835)	(735)	255
Reclassification adjustment for gains realized in net income	(164)
Net change in unrealized gains/losses	(1,999)	(735)	255
Tax effect	558	249	(55)
Net of tax	(1,441)	(486)	200

Defined benefit pension plan:
Net gain (loss) arising during the period	335	3,973	(5,022)
Reclassification adjustment for amortization of prior service cost and net gain (loss) included in net periodic pension cost	725	89	398
Net change in unrealized gains/losses	1,060	4,062	(4,624)
Tax effect	(270)	(1,381)	1,252
Net of tax	790	2,681	(3,372)

Supplemental retirement plans:
Net gain (loss) arising during the period	10	(755)	89
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	34	93	84
Net change in unrealized gains/losses	44	(662)	173
Tax effect	(11)	1,222	(249)
Net of tax	33	560	(76)

Total other comprehensive (loss) income	(618)	2,755	(3,248)

Comprehensive income (loss)	$5,986	$5,984	$(322)

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(amounts in thousands, except number of shares)

						Accumulated
			Additional		Unallocated	Other
	Number of	Common	Paid-In	Retained	Common Stock	Comprehensive	Total
	Shares	Stock	Capital	Earnings	of ESOP	Loss	Equity
Balance at June 30, 2015	-	$-	$-	$114,993	$-	$(4,722)	$110,271
Net Income	-	-	-	2,926	-	-	2,926
Other comprehensive income	-	-	-	-	-	(3,248)	(3,248)
Balance at June 30, 2016	-	$-	$-	$117,919	$-	$(7,970)	$109,949
Net Income	-	-	-	3,229	-	-	3,229
Other comprehensive income	-	-	-	-	-	2,755	2,755
Issuance of common stock	17,826,408	179	174,425	-	-	-	174,604
Issuance of common stock to PCSB Community Foundation	338,702	3	3,384	-	-	-	3,387
Stock purchased by the ESOP	-	-	-	-	(14,532)	-	(14,532)
ESOP shares committed to be released (26,975 shares)	-	-	184	-	270	-	454
Balance at June 30, 2017	18,165,110	$182	$177,993	$121,148	$(14,262)	$(5,215)	$279,846
Net Income	-	-	-	6,604	-	-	6,604
Other comprehensive income	-	-	-	-	-	(618)	(618)
Reclassification of certain tax effects on other comprehensive income (1)	-	-	-	1,117	-	(1,117)	-
Common stock dividends declared ($0.03 per share)	-	-	-	(504)	-	-	(504)
Issuance of common stock (2)	-	-	(17)	-	-	-	(17)
ESOP shares committed to be released (117,948 shares)	-	-	1,069	-	1,179	-	2,248
Balance at June 30, 2018	18,165,110	$182	$179,045	$128,365	$(13,083)	$(6,950)	$287,559

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

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended June 30,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$6,604	$3,229	$2,926
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	414	823	1,859
Depreciation and amortization	1,432	1,427	1,265
Amortization of net premiums on securities and net deferred loan origination costs	1,679	1,002	943
Deferred income tax expense (credit), net of valuation reserves	2,425	(26)	1,299
Net increase in accrued interest receivable	(665)	(332)	(127)
Net loss (gain) on sale of foreclosed real estate	7	(99)	(9)
Net gains on sale of securities	(236)	-	-
Write-downs on foreclosed real estate	-	-	30
Contribution to PCSB Community Foundation	-	3,387	-
ESOP Compensation	2,248	454	-
Earnings from cash surrender value of BOLI	(568)	(622)	(458)
Net accretion of purchase account adjustments	(563)	(820)	(1,352)
Other adjustments, principally net changes in other assets and liabilities	1,834	(588)	(431)
Net cash provided by operating activities	14,611	7,835	5,945
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(51,218)	(195,566)	(112,896)
Available for sale	(27,498)	(23,314)	(56,420)
Sales of investment securities available for sale	7,511	-	-
Maturities and calls of investment securities:
Held to maturity	80,997	72,152	107,656
Available for sale	24,202	32,750	33,058
Principal repayments net of disbursement for loan originations	(818)	(1,131)	(14,314)
Purchase of loans	(93,166)	(30,926)	(43,981)
Net redemption (purchase) of FHLB stock	1,082	(1,085)	(328)
Purchase of bank premises and equipment	(753)	(3,469)	(3,902)
Purchase of BOLI	-	-	(11,275)
Proceeds from sale of foreclosed real estate	1,249	2,121	1,030
Net cash used in investing activities	(58,412)	(148,468)	(101,372)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	69,019	(24,109)	52,778
Net increase (decrease) in short-term FHLB advances	(23,636)	23,636	(5,019)
Proceeds from long-term FHLB advances	-	15,000	20,100
Repayment of long-term FHLB advances	(121)	(16,119)	(9,000)
Net increase in mortgage escrow funds	719	1,061	385
Common stock dividends paid	(504)	-	-
Issuance of common stock	(17)	160,072	-
Net cash provided by financing activities	45,460	159,541	59,244
Net increase (decrease) in cash and cash equivalents	1,659	18,908	(36,183)
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	60,486	41,578	77,761
Cash and cash equivalents at end of period	$62,145	$60,486	$41,578

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows - (Continued)

(amounts in thousands)

Supplemental information:
Cash paid for:
Interest	$6,204	$5,293	$4,814
Income taxes (net of refunds)	2,766	1,100	(351)
Loans transferred to foreclosed real estate and other assets	739	2,075	1,575

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At June 30, 2018, the significant assets of the Holding Company were the capital stock of the Bank, investments retained by the Holding Company, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

Merger with CMS Bancorp:  On April 28, 2015, CMS Bancorp and CMS Bank merged with and into the Bank.

Basis of Presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and include the accounts of the Holding Company, the Bank and the Bank's three subsidiaries – PCSB Funding Corp., PCSB Commercial Bank and UpCounty Realty Corp. (formerly PCSB Realty Ltd.) PCSB Funding Corp. is a real estate investment trust that holds certain mortgage assets.  PCSB Commercial Bank is a state-chartered commercial bank authorized to accept the deposits of local governments in New York State. UpCounty Realty Corp. is a corporation that holds certain properties foreclosed upon by the Bank. All intercompany transactions and balances have been eliminated in consolidation. Financial information for the periods before the Company’s initial public offering (“IPO”) on April 20, 2017 are those of the Bank and its subsidiaries.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, investment securities, borrowings and interest bearing deposits in other financial institutions.

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

Loans: The Company originates mortgage loans generally secured by existing single-family residential and commercial real estate properties and, to a lesser extent, properties under construction and development. The Company also originates commercial business loans and certain types of consumer loans. A substantial portion of the Company’s loan portfolio is secured by real estate properties primarily located in the New York counties of Putnam, Westchester, and Dutchess, and to a lesser extent, New York City and the adjacent New York counties of Orange and Rockland. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, unamortized purchase premiums and discounts, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance.  Interest income on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well secured and in process of collection. Loan purchase premiums and discounts are amortized over the contractual term of the loans. When loans are placed on non-accrual status, previously accrued but unpaid interest is reversed from income.  Interest received on non-accrual loans is applied directly against the principal balance. Loans are returned to accrual status when all the principal and interest contractually due are brought current and future payments are reasonably assured.

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

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, an allowance is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Establishing the allowance for loan losses involves significant management judgments utilizing the best information available at the time. Those judgments are subject to further examination by the Bank’s regulators.  Future adjustments to the allowance for loan losses may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors.

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

The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over a thirty-six month period, with heaviest weight placed on the most recent periods. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  lending policies, underwriting, charge-off and collection procedures; national and local economic trends and conditions; trends in nature and volume of the loan portfolio; experience, ability, and depth of lending management and other relevant staff; trends in delinquencies, classified loans and restructurings; quality of the loan review system and Board oversight; value of underlying collateral for collateral dependent loans; existence and effect of concentrations and levels; and effects of external factors, such as competition, legal and regulatory factors. The following portfolio segments have been identified: residential, commercial mortgage, construction, commercial, home equity and consumer and overdrafts.

The risk characteristics of each of the identified portfolio segments are as follows:

Residential Loans – residential loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment income or other income, and are secured by real property whose value tends to be more easily ascertainable. Repayment of residential loans is subject to adverse employment conditions in the local economy leading to increased default rates and decreased market values from oversupply in a geographic area. In general, these loans depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Commercial Mortgage Loans – commercial mortgage loans, including multifamily real estate loans, are secured by multifamily and nonresidential real estate and generally have larger balances and involve a greater degree of risk than residential real estate loans. Repayment of commercial mortgage loans depend on the global cash flow analysis of the borrower and the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the cash flow generated from the property securing the loan. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. Commercial real estate is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with over supply of units in a specific region.

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

Consumer and overdraft loans – consumer loans generally have shorter terms and higher interest rates than one-to-four family mortgage loans. In addition, consumer loans expand the products and services we offer to better meet the financial services needs of our customers. Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage to, loss of, or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower’s personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Foreclosed Real Estate:  Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, less estimated costs to sell, when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected June 30th as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or equity.

Earnings per share: Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculation. There were no dilutive instruments at June 30, 2018 or 2017. Due to the IPO taking place on April 20, 2017, earnings per share for the period from IPO to June 30, 2017 was deemed not meaningful by management.

Note 2. Recent Accounting Pronouncements

The pronouncements discussed below are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have a material impact on our financial position, results of operations or disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers,” and was later amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and 2016-20. These updates provide a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers. The amendments also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized.

While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of PCSB Bank’s revenue comes from financial instruments such as debt securities and loans that are outside the scope of the guidance. The Company’s material revenue streams that are in the scope of ASU 2014-09 are fees on deposit accounts (including interchange fees) and foreclosed real estate gains and losses. All other revenue streams are immaterial or are in the scope of other GAAP requirements which take precedence and therefore are not in the scope of ASU 2014-09. Based on the Company’s analysis, ASU 2014-09 will not materially change the recognition of revenue on service fees on deposit accounts as the contracts are day to day and recognized as the service is provided. Gains and losses on the sale of foreclosed real estate are generally accounted for under ASC 610. However, ASU 2014-09 also added a new Subtopic 610-20 which addresses the recognition of gains and losses on the transfer of nonfinancial and in-substance nonfinancial assets. Gain and loss recognition is not expected to change except for foreclosed real estate and other nonfinancial asset sales that are financed by the Company. In the case of financed sales, the Company will need to evaluate each contract to determine whether each contract criteria are met, including whether it is probable that it will collect substantially all consideration to which it is entitled. The Company will also need to evaluate whether the financing terms offered to the buyer of the nonfinancial asset are market terms when determining the transaction price.

The Company has evaluated the impact of ASU 2014-09 and the amendments upon adoption as of July 1, 2018. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and for in scope revenue streams management determined that, based on the modified retrospective method, a cumulative-effect adjustment to opening retained earnings as a result of adopting this standard is not needed. ASU 2014-09 will require additional disclosures beginning with the quarter ending September 30, 2018.

In January 2016, the FASB issued ASU 2016-01, an amendment to “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. Among other changes, ASU 2016-01 would: (1) require equity securities to be reclassified out of available for sale and measured at fair value with changes in fair value recognized through net income but would allow equity securities that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment, (2) simplify the impairment assessment of such equity securities and would require enhanced disclosure about these investments, (3) require separate presentation of financial assets and liabilities by measurement category and type of instrument, such as securities or loans, on the balance sheet or in the notes, and would eliminate certain other disclosures relating to the methods and assumptions used to estimate fair value for financial assets measured at amortized cost on the balance sheet, and (4) require the use of an exit price notion when measuring the fair value of financial instruments. The Company has evaluated the impact of ASU 2016-01 and subsequent amendments upon adoption on July 1, 2018 and has concluded that there is not a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including loans, debt securities, and other financial assets. The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by recording an allowance for current expected credit losses. The amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2020, including interim periods within that fiscal year. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. The Company is actively working through the provisions of the Update. Management has established a steering committee which is identifying the methodologies and the additional data requirements necessary to implement the Update and is evaluating the need for a third-party software service provider to assist in the Company's implementation. Management is currently evaluating the impact that ASU 2016-13 will have on the Company’s consolidated financial position, results of operations and disclosures.

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350).” ASU 2017-04 simplifies the test for goodwill impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2019, including interim periods within that fiscal year. Early adoption is permitted for interim or annual goodwill impairment testing performed on testing dates after January 1, 2017. Management expects ASU 2017-04 will not have a significant impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 “Compensation – Retirement Benefits”. The ASU requires companies that offer employee defined pension plans, other postretirement benefit plans, or other types of benefit plans accounted for under Topic 715 to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Management has evaluated the impact of ASU 2017-07 upon adoption on July 1, 2018 and has concluded that there is not a material impact on the Company’s consolidated financial statements.

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

Note 3. Shareholders' Equity

The Company completed its IPO on April 20, 2017, in connection with the Bank’s mutual-to-stock conversion, resulting in gross proceeds of $178.3 million, through the sale of 17,826,408 shares, including 1,453,209 shares sold to the PCSB Bank Employee Stock Ownership Plan (ESOP), at the offering price of $10.00 per share. In addition, the Company also contributed 338,702 shares of its common stock and $1.6 million in cash to the PCSB Community Foundation. Expenses related to the offering were approximately $3.7 million, which resulted in net proceeds of approximately $174.6 million prior to the contribution to PCSB Community Foundation. The Company lent approximately $14.5 million to the ESOP and retained approximately $87.3 million of the net proceeds of the offering prior to the contribution to PCSB Community Foundation. The remainder of the net proceeds was contributed to the Bank. Prior to the IPO, the Company had no outstanding shares.

Note 4. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2018 and 2017 were as follows:

	June 30, 2018
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Available for sale:
U.S. Government and agency obligations	$64,389	$-	$(959)	$63,430
Corporate and other debt securities	8,406	-	(171)	8,235
Mortgage-backed securities – residential	34,619	81	(893)	33,807
Equity securities	32	-	-	32
Total available for sale	$107,446	$81	$(2,023)	$105,504
Held to maturity:
U.S. Government and agency obligations	$122,048	$-	$(2,274)	$119,774
Corporate and other debt securities	4,000	-	(126)	3,874
Mortgage-backed securities – residential	140,478	32	(4,846)	135,664
Mortgage-backed securities – collateralized mortgage obligations	53,547	-	(1,815)	51,732
Mortgage-backed securities – commercial	33,110	11	(977)	32,144
Total held to maturity	$353,183	$43	$(10,038)	$343,188

	June 30, 2017
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Available for sale:
U.S. Government and agency obligations	$63,630	$31	$(216)	$63,445
Corporate and other debt securities	8,460	58	(36)	8,482
Mortgage-backed securities – residential	39,710	363	(143)	39,930
Equity securities	32	-	-	32
Total available for sale	$111,832	$452	$(395)	$111,889
Held to maturity:
U.S. Government and agency obligations	$155,559	$23	$(574)	$155,008
Corporate and other debt securities	999	-	-	999
Mortgage-backed securities – residential	143,452	828	(497)	143,783
Mortgage-backed securities – collateralized mortgage obligations	59,476	146	(235)	59,387
Mortgage-backed securities – commercial	24,065	412	(66)	24,411
Total held to maturity	$383,551	$1,409	$(1,372)	$383,588

For the year ended June 30, 2018, the Company sold securities with a carrying amount of $8.6 million, resulting in $236,000 of net realized gains. Included was a disposal of $1.3 million of securities classified as held to maturity, resulting in net realized gains of $72,000. These securities were comprised of seasoned mortgage-backed securities where the Company collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments or scheduled payments payable in equal installments, comparing both principal and interest over terms. There were no sales of or realized gains or losses on investment securities for the years ended June 30, 2017 or 2016.

The following table presents the fair value and carrying amount of debt securities at June 30, 2018 and 2017, by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(in thousands)
June 30, 2018:
1 year or less	$25,504	$25,342	$12,402	$12,353
1 to 5 years	96,544	94,432	58,393	57,335
5 to 10 years	-	-	2,000	1,977
Mortgage-backed securities and other	231,135	223,414	34,619	33,807
Total	$353,183	$343,188	$107,414	$105,472

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(in thousands)
June 30, 2017:
1 year or less	$50,486	$50,413	$16,005	$15,988
1 to 5 years	106,073	105,594	54,085	53,975
5 to 10 years	-	-	2,000	1,964
Mortgage-backed securities and other	226,992	227,581	39,710	39,930
Total	$383,551	$383,588	$111,800	$111,857

Securities pledged had carrying amounts of $140.5  million and $95.5 million at June 30, 2018 and 2017, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2018 and 2017:

	June 30, 2018
	Less than 12 months		Greater than 12 months		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
U.S. Government and agency obligations	$41,762	$(569)	$21,668	$(390)	$63,430	$(959)
Corporate and other debt securities	6,258	(148)	1,977	(23)	8,235	(171)
Mortgage-backed securities – residential	13,397	(379)	14,718	(514)	28,115	(893)
Total available for sale	$61,417	$(1,096)	$38,363	$(927)	$99,780	$(2,023)
Held to maturity:
U.S. Government and agency obligations	$46,163	$(871)	$71,611	$(1,403)	$117,774	$(2,274)
Corporate and other debt securities	3,874	(126)	-	-	3,874	(126)
Mortgage-backed securities – residential	102,496	(3,338)	32,490	(1,508)	134,986	(4,846)
Mortgage-backed securities – collateralized mortgage obligations	31,124	(884)	20,608	(931)	51,732	(1,815)
Mortgage-backed securities – commercial	21,762	(582)	8,629	(395)	30,391	(977)
Total held to maturity	$205,419	$(5,801)	$133,338	$(4,237)	$338,757	$(10,038)

	June 30, 2017
	Less than 12 months		Greater than 12 months		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$41,900	$(200)	$3,993	$(16)	$45,893	$(216)
Corporate and other debt securities	1,964	(36)	-	-	1,964	(36)
Mortgage-backed securities – residential	18,861	(111)	3,200	(32)	22,061	(143)
Total available for sale	$62,725	$(347)	$7,193	$(48)	$69,918	$(395)
Held to maturity
U.S. Government and agency obligations	$113,511	$(531)	$5,981	$(43)	$119,492	$(574)
Corporate and other debt securities	999	-	-	-	999	0
Mortgage-backed securities – residential	39,754	(467)	1,626	(30)	41,380	(497)
Mortgage-backed securities – collateralized mortgage obligations	26,622	(141)	4,444	(94)	31,066	(235)
Mortgage-backed securities – commercial	9,092	(66)	-	-	9,092	(66)
Total held to maturity	$189,978	$(1,205)	$12,051	$(167)	$202,029	$(1,372)

For the year ended June 30, 2018, the Company’s securities portfolio consisted of $458.7 million in securities, of which 254 securities with a fair value of $438.5 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s U.S. Government and agency obligations and mortgage-backed securities.

For the year ended June 30, 2017, the Company’s securities portfolio consisted of $495.4 million in securities, of which 156 securities with a fair value of $271.9 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s U.S. Government and agency obligations and mortgage-backed securities.

There were no securities for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of June 30, 2018 and 2017. Management believes the unrealized losses are primarily a result of changing interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of June 30, 2018 and 2017.

Note 5. Loans Receivable

Loans receivable are summarized as follows at June 30 (in thousands):

	June 30,
	2018	2017
Mortgage loans:
Residential	$250,578	$217,778
Commercial	495,265	437,651
Construction	17,352	22,404
Net deferred loan origination costs	1,041	397
Total mortgages	764,236	678,230
Commercial and consumer loans:
Commercial loans	104,135	93,631
Home equity lines of credit	37,395	41,927
Consumer and overdrafts	745	233
Net deferred loan origination costs	729	777
Total commercial and consumer loans	143,004	136,568
Total loans receivable	907,240	814,798
Allowance for loan losses	(4,904)	(5,150)
Loans receivable, net	$902,336	$809,648

In 2015, the Bank completed a merger with CMS Bancorp and its wholly owned subsidiary, CMS Bank. References to acquired loans in this note pertain only to those loans acquired as part of the merger.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended June 30, 2018, 2017 and 2016 (in thousands):

	For the year ended June 30, 2018
	Beginning Allowance	Provision (Credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$360	$161	$(136)	$1	$386
Commercial	2,589	114	-	370	3,073
Construction	1,150	352	(997)	-	505
Commercial loans	949	(335)	(54)	220	780
Home equity lines of credit	76	45	(60)	19	80
Consumer and overdrafts	-	30	(23)	-	7
Acquired:					-
Residential	26	47	-	-	73
Total	$5,150	$414	$(1,270)	$610	$4,904

	For the year ended June 30, 2017
	Beginning Allowance	Provision (Credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$237	$290	$(237)	$70	$360
Commercial	2,149	421	-	19	2,589
Construction	269	989	(108)	-	1,150
Commercial loans	1,313	(944)	(741)	1,321	949
Home equity lines of credit	73	3	-	-	76
Consumer and overdrafts	1	(5)	-	4	-
Acquired:					-
Residential	-	64	(38)	-	26
Commercial loans	-	2	(2)	-	-
Consumer and overdrafts	-	3	(3)	-	-
Total	$4,042	$823	$(1,129)	$1,414	$5,150

	For the year ended June 30, 2016
	Beginning Allowance	Provision (Credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$193	$444	$(400)	$-	$237
Commercial	1,766	215	(10)	178	2,149
Construction	100	(23)	-	192	269
Commercial loans	1,793	1,172	(1,677)	25	1,313
Home equity lines of credit	69	28	(24)	-	73
Consumer and overdrafts	-	23	(22)	-	1
Total	$3,921	$1,859	$(2,133)	$395	$4,042

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of June 30, 2018 and June 30, 2017 (in thousands):

	June 30, 2018
	Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,360	$246,913	$1,305	$250,578	$154	$232	$73	$459
Commercial	1,683	492,105	1,477	495,265	-	3,073	-	3,073
Construction	2,260	15,092	-	17,352	276	229	-	505
Commercial loans	2,451	101,684	-	104,135	9	771	-	780
Home equity lines of credit	360	36,867	168	37,395	12	68	-	80
Consumer and overdrafts	-	745	-	745	-	7	-	7
Total	$9,114	$893,406	$2,950	$905,470	$451	$4,380	$73	$4,904

	June 30, 2017
	Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$4,471	$211,983	$1,324	$217,778	$131	$229	$26	$386
Commercial	2,411	433,416	1,824	437,651	-	2,589	-	2,589
Construction	3,661	18,743	-	22,404	997	153	-	1,150
Commercial loans	6,169	87,420	42	93,631	9	940	-	949
Home equity lines of credit	610	41,140	177	41,927	5	71	-	76
Consumer and overdrafts	-	233	-	233	-	-	-	-
Total	$17,322	$792,935	$3,367	$813,624	$1,142	$3,982	$26	$5,150

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by class of loans as of and for the years ended June 30, 2018, 2017 and 2016 (in thousands):

	June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$1,659	$1,576	$-
Commercial	1,765	1,683	-
Commercial loans	2,254	2,098	-
Home equity lines of credit	341	341	-
With an allowance recorded:
Residential	742	784	154
Construction	3,257	2,260	276
Commercial loans	353	353	9
Home equity lines of credit	84	19	12
Total	$10,455	$9,114	$451

	June 30, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$4,216	$4,014	$-
Commercial	2,935	2,411	-
Construction	404	404	-
Commercial loans	9,433	4,979	-
Home equity lines of credit	599	599	-
With an allowance recorded:
Residential	395	457	131
Construction	3,257	3,257	997
Commercial loans	1,190	1,190	9
Home equity lines of credit	11	11	5
Total	$22,440	$17,322	$1,142

	For the year ended		For the year ended		For the year ended
	June 30, 2018		June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$3,041	$184	$4,238	$42	$5,577	$6
Commercial	2,350	248	2,448	137	9,324	88
Construction	93	17	406	12	13	-
Commercial loans	3,457	1,049	5,065	239	10,755	71
Home equity lines of credit	507	22	599	(2)	430	-
With an allowance recorded:
Residential	453	15	432	15	-	-
Construction	2,720	-	3,015	71	132	-
Commercial loans	1,491	66	1,224	61	422	12
Home equity lines of credit	11	-	11	-	-	-
Total	$14,123	$1,601	$17,438	$575	$26,653	$177

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days still on accrual status, by class of loans as of June 30, 2018 and June 30, 2017 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Originated:
Residential	$604	$2,581	$-	$-
Commercial	262	-	-	-
Construction	2,260	3,661	-	-
Commercial loans	788	2,959	-	-
Home equity lines of credit	45	302	-	-
Acquired:
Residential	1,308	1,776	-	-
Commercial	532	497	-	-
Home equity lines of credit	303	296	-	-
Total	$6,102	$12,072	$-	$-

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $1.8 million and $2.7 million as of June 30, 2018 and June 30, 2017, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2018 and June 30, 2017 (in thousands):

	June 30, 2018
			90 Days or
	30-59	60-89	More Past	Total Past
	Days Past Due	Days Past Due	Due	Due	Current	Total
Originated:
Residential	$-	$394	$210	$604	$194,986	$195,590
Commercial	-	-	262	262	420,320	420,582
Construction	-	-	2,260	2,260	15,092	17,352
Commercial loans	-	-	500	500	102,767	103,267
Home equity lines of credit	-	-	45	45	32,311	32,356
Consumer and overdrafts	-	-	-	-	733	733
Total originated	-	394	3,277	3,671	766,209	769,880
Acquired:
Residential	-	232	1,806	2,038	52,950	54,988
Commercial	-	-	1,112	1,112	73,571	74,683
Construction	-	-	-	-	-	-
Commercial loans	-	-	-	-	868	868
Home equity lines of credit	30	-	296	326	4,713	5,039
Consumer and overdrafts	-	-	-	-	12	12
Total acquired	30	232	3,214	3,476	132,114	135,590
Total	$30	$626	$6,491	$7,147	$898,323	$905,470

	June 30, 2017
			90 Days or
	30-59	60-89	More Past	Total Past
	Days Past Due	Days Past Due	Due	Due	Current	Total
Originated:
Residential	$94	$275	$1,973	$2,342	$153,390	$155,732
Commercial	-	-	-	-	355,247	355,247
Construction	-	-	3,661	3,661	18,743	22,404
Commercial loans	-	-	544	544	88,449	88,993
Home equity lines of credit	-	199	103	302	35,246	35,548
Consumer and overdrafts	-	-	-	-	211	211
Total originated	94	474	6,281	6,849	651,286	658,135
Acquired:
Residential	237	463	1,472	2,172	59,874	62,046
Commercial	-	-	1,054	1,054	81,350	82,404
Construction	-	-	-	-	-	-
Commercial loans	-	-	-	-	4,638	4,638
Home equity lines of credit	-	-	296	296	6,083	6,379
Consumer and overdrafts	-	-		-	22	22
Total acquired	237	463	2,822	3,522	151,967	155,489
Total	$331	$937	$9,103	$10,371	$803,253	$813,624

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

As of June 30, 2018 and June 30, 2017, the Company had 12 and 20 loans classified as troubled debt restructurings totaling $3.8 million and $9.9 million, respectively. The Company has allocated $139,000 and $145,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2018 and June 30, 2017, and has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by modified in troubled debt restructurings that occurred during the years ended June 30, 2018, 2017 and 2016 (dollars in thousands):

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Year ended June 30, 2018:
Commercial loans	1	$275	$289
Total	1	$275	$289

Year ended June 30, 2017:
Residential	1	$165	$210
Commercial loans	1	276	276
Total	2	$441	$486

Year ended June 30, 2016:
Residential	3	$1,697	$1,697
Commercial	1	1,178	1,178
Commercial loans	1	64	64
Home equity lines of credit	1	200	200
Total	4	$3,139	$3,139

The Company had two troubled debt restructurings, both commercial loans, for which there was a payment default in the year ended June 30, 2018 that were modified in the twelve months prior to default, which resulted in a $2,000 increase to the allowance for loan loss. There were two troubled debt restructurings, one residential mortgage and one home equity line of credit, for which there was a payment default in the year ended June 30, 2017 that were modified in the twelve months prior to default, and resulted in no increase to the allowance for loan loss. There was one such default, on a residential mortgage, in the year ended June 30, 2016 which resulted in no increase to the allowance for loan losses.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	June 30, 2018
	Pass	Special Mention	Substandard	Total
Originated:
Residential	$194,341	$571	$678	$195,590
Commercial	418,370	-	2,212	420,582
Construction	15,092	-	2,260	17,352
Commercial loans	98,205	167	4,895	103,267
Home equity lines of credit	32,167	144	45	32,356
Consumer and overdrafts	733	-	-	733
Total originated	758,908	882	10,090	769,880
Acquired:
Residential	51,858	249	2,881	54,988
Commercial	71,832	842	2,009	74,683
Construction	-	-	-	-
Commercial loans	857	11	-	868
Home equity lines of credit	4,641	-	398	5,039
Consumer and overdrafts	12	-	-	12
Total acquired	129,200	1,102	5,288	135,590
Total	$888,108	$1,984	$15,378	$905,470

	June 30, 2017
	Pass	Special Mention	Substandard	Total
Originated:
Residential	$153,165	$-	$2,567	$155,732
Commercial	352,203	134	2,910	355,247
Construction	18,743	-	3,661	22,404
Commercial loans	79,406	-	9,587	88,993
Home equity lines of credit	35,246	58	244	35,548
Consumer and overdrafts	211	-		211
Total originated	638,974	192	18,969	658,135
Acquired:
Residential	58,665	-	3,381	62,046
Commercial	80,082	-	2,322	82,404
Construction	-	-	-	-
Commercial loans	4,638	-	-	4,638
Home equity lines of credit	5,906	-	473	6,379
Consumer and overdrafts	22	-	-	22
Total acquired	149,313	-	6,176	155,489
Total	$788,287	$192	$25,145	$813,624

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of June 30, 2018 and 2017 is as follows (in thousands):

	June 30,	June 30,
	2018	2017
Residential	$1,232	$1,298
Commercial	1,477	1,824
Commercial loans	-	42
Home equity lines of credit	168	177
Carrying amount, net of allowance of $73 and $26, respectively	$2,877	$3,341

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Year ended June 30,
	2018	2017	2016
Beginning balance	$403	$578	$713
New loans acquired	-	-	-
Accretion income	(70)	(190)	(185)
Reclassification from non-accretable difference	5	15	132
Disposals	(93)	-	(82)
Ending balance	$245	$403	$578

Note 6. Premises and Equipment

Premises and equipment are summarized as follows at June 30 (in thousands):

	2018	2017
Land	$1,997	$1,997
Building and Leasehold improvements	13,430	11,128
Furniture, fixtures and equipment	6,096	5,841
Construction and improvements in process	355	3,015
	21,878	21,981
Less: accumulated depreciation and amortization	(10,280)	(9,022)
Total Bank premises and equipment, net	$11,598	$12,959

Depreciation expense was $1.3 million, $1.3 million and $1.1 million for the years ended June 30, 2018, 2017 and 2016, respectively.

Note 7. Goodwill and Intangible Assets

The change in goodwill during the years ended June 30, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Balance at July 1	$6,106	$6,106	$5,843
Adjustment to CMS goodwill	-	-	263
Impairment	-	-	-
Total at June 30	$6,106	$6,106	$6,106

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company tests for goodwill impairment on an annual basis as of June 30th. No impairment was recorded on goodwill for 2018, 2017, or 2016.

Acquired Intangible Assets: Acquired intangible assets were as follows at June 30 (in thousands):

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$887	$(454)	$887	$(328)

Aggregate amortization expense was $126,000, $143,000 and $158,000 for the years ended June 30, 2018, 2017 and 2016, respectively.

Estimated amortization expense for each of the next five fiscal years ended June 30 (in thousands):

2019	$110
2020	94
2021	78
2022	62
2023	46

Note 8. Deposits

Deposit balances are summarized as follows at June 30, 2018 and 2017 (in thousands):

	2018	2017
Demand	$131,883	$136,361
NOW Accounts	117,875	115,527
Money market accounts	49,885	29,097
Savings	465,441	512,697
Time deposits	392,373	294,779
Total	$1,157,457	$1,088,461

Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $116.0 million and $49.2 million at June 30, 2018 and 2017, respectively.

Scheduled maturities of time deposits were as follows as of June 30, 2018 and 2017 and exclude fair value adjustments on acquired time deposits (in thousands):

	2018	2017
Within 1 year	$183,276	$107,097
1 year to 2 years	49,350	62,331
2 years to 3 years	56,746	31,143
3 years to 4 years	56,458	41,508
4 years to 5 years	46,339	52,503
Thereafter	204	197
Total	$392,373	$294,779

Deposits of local governments held by PCSB Commercial Bank were $39.1 million and $38.4 million at June 30, 2018 and 2017, respectively. Additionally, as of June 30, 2018, deposits included $60.0 million of brokered time deposits with remaining maturities between five and 47 months. We had no brokered deposits as of June 30, 2017.

Note 9. FHLB and Other Borrowings

Borrowings consist of advances from the Federal Home Loan Bank of New York. As of June 30, 2018, FHLB advances consisted of $15.0 million of short and long-term advances with original maturities ranging from 3 to 18 months, as well as a $3.8 million amortizing term loan with a balloon payment of $2.8 million in 2026. The maturity schedule of advances is summarized as follows as of June 30 (dollars in thousands):

	2018		2017
	Amount Due	Weighted Avg. Rate	Amount Due	Weighted Avg. Rate

Within 1 year	$10,125	1.70%	$23,757	1.27%
1 year to 2 years	5,128	1.81	10,125	1.70
2 years to 3 years	131	2.62	5,128	1.81
3 years to 4 years	135	2.62	131	2.62
4 years to 5 years	138	2.62	135	2.62
Thereafter	3,184	2.62	3,322	2.62
Total	$18,841	1.91%	$42,598	1.55%

As a member of the FHLB of New York, the Bank had access to funds in the form of FHLB advances of approximately $314.9 million and $350.7 million from the Federal Home Loan Bank of New York, at June 30, 2018

and June 30, 2017, $18.8 million and $42.6 million of which was outstanding as of June 30, 2018 and June 30, 2017, respectively. Advances are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (such as U.S. Government agency and MBSs) with a discounted fair value, as defined, at least equal to 110% of any outstanding advances.

At June 30, 2018, the Bank also had access to funds of approximately $122.1 million in the form of secured borrowings through the discount window of the Federal Reserve Bank of New York. Collateral for these borrowings may include qualifying assets, such as one-to-four family residential loans. The Bank had no outstanding FRB borrowings as of June 30, 2018 or 2017.

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

The contract amounts of credit-related financial instruments at June 30, 2018 and 2017, are summarized below (in thousands):

	2018	2017
Commitments to originate loans	$102,644	$77,600
Unused lines of credit	56,553	45,439
Standby letter of credit	1,420	705

Lines of credit (including undisbursed construction loans) and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These agreements generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain lines of credit and commitments are expected to expire without being funded, the contract amounts do not necessarily represent future cash requirements. In extending lines of credit and commitments, the Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of standby letters of credit shown in the preceding table. The Company’s recognized liability for financial standby letters of credit was insignificant at June 30, 2018 and 2017.

Operating Lease Commitments: The Company leases certain branch properties under operating leases. Rent expense was $1.9 million, $2.7 million and $2.1 million for the years ended June 30, 2018, 2017 and 2016, respectively.  Rent commitments, before considering renewal options that generally are present, were as follows as of June 30, 2018 (in thousands):

Within 1 year	$2,145
1 year to 2 years	2,026
2 year to 3 years	1,737
3 year to 4 years	1,675
4 year to 5 years	1,639
Thereafter	8,283
Total	$17,505

Legal Proceedings: In the normal course of business, the Company is involved in certain legal proceedings. In the opinion of management, the consolidated financial statements of the Company are not expected to be affected materially by the outcome of such legal proceedings.

Note 11. Comprehensive Income

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2017	$37	$(5,002)	$(250)	$(5,215)
Other comprehensive income before reclassifications	(1,835)	335	10	(1,490)
Amounts reclassified from accumulated other comprehensive income	(164)	725	34	595
Tax effect	558	(270)	(11)	277
Net other comprehensive income	(1,441)	790	33	(618)
Reclassification of certain tax effects on other comprehensive income(1)	(132)	(938)	(47)	(1,117)
Balance at June 30, 2018	$(1,536)	$(5,150)	$(264)	$(6,950)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2016	$523	$(7,683)	$(810)	$(7,970)
Other comprehensive income before reclassifications	(735)	3,973	(755)	2,483
Amounts reclassified from accumulated other comprehensive income	—	89	93	182
Tax effect	249	(1,381)	1,222	90
Net other comprehensive income	(486)	2,681	560	2,755
Balance at June 30, 2017	$37	$(5,002)	$(250)	$(5,215)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2015	$323	$(4,311)	$(734)	$(4,722)
Other comprehensive income before reclassifications	255	(5,022)	89	(4,678)
Amounts reclassified from accumulated other comprehensive income	—	398	84	482
Tax effect	(55)	1,252	(249)	948
Net other comprehensive income	200	(3,372)	(76)	(3,248)
Balance at June 30, 2016	$523	$(7,683)	$(810)	$(7,970)

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

Note 12. Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents during the year ended June 30, 2018. Due to the IPO taking place on April 20, 2017, earnings per share for the year-ended June 30, 2017 was deemed not meaningful by management.

Year ended June 30, 2018
(dollars in thousands, except per share data)

Net income applicable to common stock	$6,604

Average number of common shares outstanding	18,165,110
Less: Average unallocated ESOP shares	1,362,216
Average number of common shares outstanding used to calculate basic earnings per common share	16,802,894

Earnings per Common share:
Basic	$0.39
Diluted	$0.39

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2018:
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$63,430	$-	$63,430
Corporate and other debt securities	-	8,235	-	8,235
Mortgage-backed securities – residential	-	33,807	-	33,807
Equity securities	-	32	-	32
Total assets at fair value	$-	$105,504	$-	$105,504

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$688	$688
Construction	-	-	1,984	1,984
Commercial loans	-	-	845	845
Home equity lines of credit	-	-	7	7
Foreclosed real estate	-	-	460	460
Total assets at fair value	$-	$-	$3,984	$3,984

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2017
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$63,445	$-	$63,445
Corporate and other debt securities	-	8,482	-	8,482
Mortgage-backed securities – residential	-	39,930	-	39,930
Equity securities	-	32	-	32
Total assets at fair value	$-	$111,889	$-	$111,889

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$1,126	$1,126
Construction	-	-	2,260	2,260
Commercial loans	-	-	1,681	1,681
Home equity lines of credit	-	-	5	5
Foreclosed real estate	-	-	977	977
Total assets at fair value	$-	$-	$6,049	$6,049

Impaired loans in the table above had a carrying amount of $3.9 million, a remaining valuation allowance of $451,000 at June 30, 2018, incurred $1.1 million of net charge-offs during the year ended June 30, 2018, and resulted in an additional provision for loan losses of $435,000. Impaired loans as of June 30, 2017 in the table above had a carrying amount of $6.3 million, a remaining valuation allowance of $1.1 million at June 30, 2017, and incurred $245,000 of net charge-offs during the year ended June 30, 2017, which resulted in an additional provision for loan losses of $1.4 million for the year.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at June 30, 2018 and June 30, 2017 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
June 30, 2018:
Impaired loans - residential mortgages	$688	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 20.9%
		Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - construction	1,984	Sales contract	Discount to sales contract	9.8%
Impaired loans - commercial loans	845	Discounted cash flow	Discount rate	5.3% to 7.5%
		Sales contract	Discount to sales contract	9.8%
Impaired loans - home equity lines of credit	7	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 20.9%
		Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	460	Sales comparison	Adjustments for differences in sales comparables	-8.1% to -0.4%

June 30, 2017:
Impaired loans - residential mortgages	$1,126	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 7.8%
		Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - construction	2,260	Cost approach	Discount for distressed property	50.0%
Impaired loans - commercial loans	1,681	Discounted cash flow	Discount rate	6.0% to 7.5%
		Sales comparison	Adjustments for differences in sales comparables	0.0%
Impaired loans - home equity lines of credit	5	Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	977	Sales comparison	Adjustments for differences in sales comparables	-23.4% to 7.2%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which are held for trading purposes) (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2018:
Financial assets:
Cash and cash equivalents	$62,145	$62,145	$-	$-	$62,145
Investment securities held to maturity	353,183	-	343,188	-	343,188
Investment securities available for sale	105,504	-	105,504	-	105,504
Loans receivable, net	902,336	-	-	882,319	882,319
Accrued interest receivable	4,358	-	1,402	2,956	4,358
Federal Home Loan Bank stock	2,050	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	765,084	765,084	-	-	765,084
Time deposits	392,373	-	394,205	-	394,205
Mortgage escrow funds	8,803	8,803	-	-	8,803
FHLB advances	18,841	-	20,574	-	20,574
June 30, 2017:
Financial assets:
Cash and cash equivalents	$60,486	$60,486	$-	$-	$60,486
Investment securities held to maturity	383,551	-	383,318	270	383,588
Investment securities available for sale	111,889	-	111,889	-	111,889
Loans receivable, net	809,648	-	-	817,814	817,814
Accrued interest receivable	3,693	-	1,243	2,450	3,693
Federal Home Loan Bank stock	3,132	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	793,681	793,681	-	-	793,681
Time deposits	294,780	-	297,508	-	297,508
Mortgage escrow funds	8,084	8,084	-	-	8,084
FHLB advances	42,598	-	45,504	-	45,504

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

FHLB Advances: Fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to the Company's current advance maturity schedules, resulting in a Level 2 classification.

Off Balance Sheet Instruments: Fair values of the off-balance-sheet loan commitments, unused lines of credit and standby letters of credit described in Note 10 were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers. At June 30, 2018 and 2017, the fair values of these instruments approximated the related carrying amounts (deferred fees), which were not material.

Note 14. Income Taxes

The components of income tax expense (benefit) are summarized as follows for the years ended June 30 (in thousands):

	2018	2017	2016
Current tax expense (benefit)
Federal	$2,577	$1,344	$(6)
State	20	(52)	(476)
	2,597	1,292	(482)
Deferred tax expense (benefit)
Federal	2,414	(52)	1,216
State	313	(21)	250
	2,727	(73)	1,466
State tax valuation allowances, net of federal benefit	(302)	47	149
Total	$5,022	$1,266	$1,133

On December 22, 2017, as part of the Tax Cuts and Jobs Act, the federal government enacted comprehensive tax reform containing provisions with a number of impacts on corporate income taxes, the most significant of which provides a decrease in the corporate income tax rate from 34% to 21% for tax years beginning on or after January 1, 2018. The company is required to re-measure as of the date the law is enacted, its net deferred tax asset to reflect the income tax rate expected to be effective when deferred tax positions will be realized. As a result, the Company recorded a re-measurement charge through income tax expense of $1.6 million for the year ended June 30, 2018.

The Company utilizes a calendar year tax year. As a result of the aforementioned tax reform, a “blended” federal statutory rate of 28.06% is used for 2018, based on the daily weighted average statutory rate effective throughout the fiscal year. Effective tax rates differ from federal statutory rate applied to income before income taxes due to the following (in thousands):

	2018	2017	2016
Federal statutory rate	28.06%	34.00%	34.00%

Tax at federal statutory rate	$3,262	$1,529	$1,380
State Taxes, net of federal benefit	24	—	—
Tax-exempt income	(61)	(47)	(49)
BOLI income	(157)	(211)	(156)
ESOP Compensation	300	63	—
Deferred tax re-remeasurement charge	1,570	—	—
Other, net	84	(68)	(42)
Total	$5,022	$1,266	$1,133

Effective tax rate	43.20%	28.16%	27.91%

Year-end deferred tax assets and liabilities were due to the following (in thousands):

	2018	2017
Deferred Tax Assets:
Allowance for Loan Losses	$1,222	$1,983
Deferred compensation	836	1,071
Accrued incentive compensation	110	—
Purchase accounting adjustments	70	277
Deferred rent	182	380
Other compensation loss (defined benefit plans)	1,439	2,706
Depreciation of premises and equipment	413	405
NOL carryforward	131	602
Charitable contribution carryforward	949	1,820
Nonaccrual loan interest	118	540
Other comprehensive loss (securities)	408	—
Other	—	104
Total deferred tax assets	5,878	9,888
Deferred Tax Liabilities:
Prepaid pension costs	$2,424	$3,622
Deferred loan costs and fees, net	451	457
Other comprehensive income (securities)	—	19
Other	31	368
Total deferred tax liabilities	2,906	4,466
Deferred tax asset valuation allowance	(350)	(652)
Net Deferred Tax Asset	$2,622	$4,770

The Company has an apportioned New York State net operating loss carryforward of approximately $2.1 million which will begin to expire in 2034. In addition, the Company has approximately $3.8 million of charitable contribution carryforwards that may be carried forward up to 5 years and will begin to expire in 2022.

In 2014, New York State enacted comprehensive tax reform provisions with significant impact on financial institutions. As a result of this legislation, beginning on January 1, 2015, the Company calculated its tax obligation to New York based upon the largest of a calculated income tax liability, a tax liability based upon average equity capital or a fixed minimum fee. It is more likely than not the Company will generate New York tax losses in future years and therefore calculate its New York tax liability on the basis of average equity capital or a fixed minimum fee. Consequently, the Company maintains a valuation allowance against its net New York deferred tax asset, as it is unlikely this deferred tax asset will impact the Company's New York tax liability in future years.

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

Retained earnings at June 30, 2018 included approximately $2.8 million for which deferred income taxes of approximately $588,000 have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend contributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

The Company is subject to U.S. federal income tax as well as income tax of the states of New York, New Jersey and Connecticut. The Company’s federal and state income tax returns are subject to examination for years after December 31, 2014.

At June 30, 2018 and 2017, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

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

The following is a summary of the plan’s funded status as of June 30, 2018 and 2017 (the measurement date for financial reporting purposes) (in thousands):

	2018	2017
Change in benefit obligation:
Beginning benefit obligation	$25,614	$28,670
Service Cost	-	602
Interest Cost	968	1,002
Actuarial Loss	8	(2,013)
Benefits Paid	(868)	(828)
Settlements	(958)	(1,301)
Curtailment	-	(518)
Ending benefit obligation	24,764	25,614
Change in plan assets, at fair value:
Beginning plan assets	27,444	23,215
Actual return	2,357	3,358
Employer contributions	-	3,000
Benefits paid	(868)	(828)
Settlements	(958)	(1,301)
Ending Plan assets	27,975	27,444
Funded Status	$3,211	$1,830
Accumulated Benefit Obligation	$24,764	$25,614

The following is a summary of net period pension cost, contributions and benefits paid for the years ended June 30 (in thousands):

	2018	2017
Net period pension cost	$(321)	$(224)
Employer contributions	-	3,000
Benefits paid	868	828

Pre-tax amounts recognized in accumulated other comprehensive loss was $6.5 million and $7.6 million for the years ended June 30, 2018 and 2017 respectively.

Net periodic pension cost and other amounts recognized in other comprehensive income for the years ended June 30 (in thousands):

	2018	2017	2016
Service cost	$-	$602	$626
Interest cost	968	1,002	1,086
Expected return on plan assets	(2,014)	(1,917)	(1,796)
Amortization of prior net loss	725	1,200	854
Amortization of prior service cost	-	(192)	(287)
Gain on curtailment	-	(919)	-
New past service liability	-	-	-
Net periodic cost	$(321)	$(224)	$483

The estimated net loss and past service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs during the year ending June 30, 2019, are $580,000 and $0, respectively.

Contributions: The Company made no contributions to the defined benefit plan during the year ended June 30, 2018 and does not expect to make any contributions for the year ending June 30, 2019.

Estimated Future Payments: The following benefit payments are expected for the years ending June 30, (in thousands):

2019	$1,232
2020	1,259
2021	1,303
2022	1,347
2023	1,365
Following five years	7,202

Assumptions: Discount rates of 4.14% and 3.87% were used to determine pension benefit obligation as of June 30, 2018 and 2017, respectively.

Weighted-average assumptions used to determine net periodic pension cost are described in the table below.

	Year ended June 30,
	2018	2017
Discount Rate	3.87%	4.04%
Expected return on plan assets	7.50%	7.50%

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

The weighted average expected long-term rate of return is estimated based on current trends in the plan assets as well as projected future rates of returns on those assets. The long-term rate of return assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6% to 8% and 3% to 5%, respectively. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 7.50%.

The plan is only permitted to invest in assets approved by the RSI Trustee Board. All other investments are prohibited.

The Company’s actual pension plan asset allocation and target allocation by asset category are as follows:

		Percentage of Plan
	Target	Assets at Year-End
Asset Category	Allocation	2018	2017
Equity mutual funds and common/collective trusts	65%	67%	65%
Fixed income common/collective trusts	34%	32%	34%
Cash equivalents	1%	1%	1%
Total	100%	100%	100%

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

The fair value of the plan assets at June 30, 2018 and 2017, by asset category, is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Plan assets
Equity mutual funds and common/collective trusts	$18,914	$-	$18,914	$-
Fixed income common/collective trusts	8,893	-	8,893	-
Cash equivalents	168	168	-	-
Total	$27,975	$168	$27,807	$-
June 30, 2017
Plan assets
Equity mutual funds and common/collective trusts	$17,704	$-	$17,704	$-
Fixed income common/collective trusts	9,451	-	9,451	-
Cash equivalents	289	289	-	-
Total	$27,444	$289	$27,155	$-

Defined Contribution Retirement Plan:  The Company maintained a defined contribution plan for eligible employees hired after October 1, 2012. All full-time employees who have attained age twenty-one and have a minimum of one year of service received a contribution to their 401(k) account equal to 5% of their salary. On February 15, 2017, the Board of Directors approved the freezing of this plan effective May 1, 2017. As a result, the Company had no expense for the year ended June 30, 2018. The Plan expense was $120,000 and $162,000 for years ended June 30, 2017 and 2016, respectively.

401(k) Plan:  The Company maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. All full-time employees who have attained age twenty-one and have a minimum of one year of service may elect to participate in the plan, by making contributions ranging from 2% to 10% of their compensation. The Company makes matching contributions equal to 75% of the participant’s contributions up to 6% of compensation. Savings plan expense was $414,000, $418,000 and $410,000 for the years ended June 30, 2018, 2017 and 2016, respectively. On June 20, 2018, the Board of Directors approved the suspension of the Company match effective July 1, 2018.

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

The accrued benefit cost for the supplemental plans was approximately $3.4 million and $3.0 million at June 30, 2018 and 2017 (included in other liabilities in the consolidated statements of financial condition).  Included in accumulated other comprehensive income were pre-tax net losses of $335,000 and $379,000 for the supplemental retirement plans as of June 30, 2018 and 2017, respectively. The projected benefit obligation and accumulated benefit obligation were $3.4 million as of the June 30, 2018 measurement date and $3.0 million as of June 30, 2017 measurement date.

Pension expense for the supplemental plans was $655,000, $615,000 and $539,000 for the years ended June 30, 2018, 2017 and 2016, respectively.

Supplemental retirement plan benefits of $272,000 were paid in each of the years ended June 30, 2018, 2017 and 2016.

Net periodic pension cost and other amounts recognized in other comprehensive income for the years ended June 30 (in thousands):

	2018	2017	2016
Service cost	$518	$398	$322
Interest cost	103	124	133
Amortization of prior net loss	34	93	84
Net periodic cost	$655	$615	$539

The estimated net loss for the supplemental plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs during the year ending June 30, 2019, is $37,000.

The following benefit payments, which reflect expected future service, are expected for the years ending June 30 (in thousands):

2019	$272
2020	272
2021	3,336
2022	272
2023	272
Following five years	136

As of June 30, 2018, the assumed discount rates used for the supplemental plans range from 3.16% to 4.14%.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Company employees. The Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.50% for 2018). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2018 was $13.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032.

Shares held by the ESOP include the following (dollars in thousands):

	2018	2017
Allocated to participants	144,923	26,975
Unearned	1,308,286	1,426,234
Total ESOP shares	1,453,209	1,453,209

Fair value of unearned shares	$25,996	$24,332

Total compensation expense recognized in connection with the ESOP for the year ended June 30, 2018 and June 30, 2017 was $2.2 million and $454,000, respectively.

Note 16. Regulatory Matters

The following is a summary of the Company’s and Bank’s actual capital amounts and ratios as of June 30, 2018 and June 30, 2017, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands):

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018:
PCSB Bank
Leverage (Tier 1)	$200,488	13.6%	$58,924	4.0%	$73,655	5.0%
Risk-based:
Common Tier 1	200,488	21.1	42,745	4.5	61,743	6.5
Tier 1	200,488	21.1	56,994	6.0	75,991	8.0
Total	205,392	21.6	75,991	8.0	94,989	10.0
PCSB Financial Corporation
Leverage (Tier 1)	$287,991	19.5%	$58,948	4.0%	N/A	N/A
Risk-based:
Common Tier 1	287,991	30.3	42,783	4.5	N/A	N/A
Tier 1	287,991	30.3	57,044	6.0	N/A	N/A
Total	292,895	30.8	76,058	8.0	N/A	N/A

June 30, 2017:
PCSB Bank
Leverage (Tier 1)	$190,990	13.7%	$55,949	4.0%	$69,936	5.0%
Risk-based:
Common Tier 1	190,990	21.7	39,631	4.5	57,245	6.5
Tier 1	190,990	21.7	52,841	6.0	70,455	8.0
Total	196,140	22.3	70,455	8.0	88,069	10.0
PCSB Financial Corporation
Leverage (Tier 1)	$278,528	20.0%	$55,839	4.0%	N/A	N/A
Risk-based:
Common Tier 1	278,528	31.6	39,631	4.5	N/A	N/A
Tier 1	278,528	31.6	52,841	6.0	N/A	N/A
Total	283,678	32.2	70,455	8.0	N/A	N/A

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

Management believes that as of June 30, 2018 and June 30, 2017, the Bank and Company each met all capital adequacy requirements to which they were subject, including the capital conservation buffer of 1.875% as of June 30, 2018 and 1.250% as of June 30, 2017. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

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

For the year ended June 30, 2018 and 2017, the Company and the Bank had no insider loans.

Note 18. Parent Company Only Financial Statements

The following are the financial statements of the Company (Parent only) as of and for the years ended June 30, 2018 and June 30, 2017 (in thousands). The Company was established as of December 9, 2016; therefore, financial information prior to that date is not available.

	June 30,
	2018	2017
Assets
Cash and cash equivalents	$72,140	$71,273
Investment in Bank	200,058	192,308
ESOP Loan receivable	13,563	14,532
Other Assets	1,798	1,888
Total Assets	$287,559	$280,001
Liabilities and stockholders' equity
Other Liabilities	$-	$155
Stockholders' equity	287,559	279,846
Total Liabilities and stockholders' equity	$287,559	$280,001

	Years Ended June 30,
	2018	2017
Interest Income	$668	$125
Equity in income of Bank	7,188	1,055
Contribution to PCSB Foundation	—	5,000
Other non-interest expenses	689	105
Income (loss) before income tax	7,167	(3,925)
Income tax expense (benefit)	563	(1,693)
Net Income (loss)	$6,604	$(2,232)

	Year Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$6,604	$(2,232)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Bank	(7,188)	(1,055)
Issuance of common stock to PCSB Foundation	—	3,387
Deferred tax expense (benefit)	733	(1,482)
Net increase in accrued interest receivable	(230)	(113)
Other adjustments, principally net changes in other assets and liabilities	(569)	(138)
Net cash used in operating activities	(650)	(1,633)
Cash Flows from Investing Activities:
Investment in PCSB Bank	—	(87,350)
Decrease (increase) in ESOP loan	969	(14,532)
Net cash provided by (used in) investing activities	969	(101,882)
Cash Flows from Financing Activities:
Common stock dividends declared	(504)	—
Allocation of ESOP shares	1,069	184
Issuance of common stock	(17)	174,604
Net cash provided by financing activities	548	174,788
Net increase in cash and cash equivalents	867	71,273
Cash and cash equivalents at beginning of year	71,273	—
Cash and cash equivalents at end of year	$72,140	$71,273

Note 19. Quarterly Financial Information (unaudited)

	2018				2017
In thousands, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$13,358	$11,648	$11,657	$11,297	$10,723	$10,276	$9,850	$10,109
Interest expense	1,926	1,505	1,471	1,421	1,318	1,318	1,323	1,334
Net interest income	11,432	10,143	10,186	9,876	9,405	8,958	8,527	8,775
Provision for loan losses	25	54	200	135	-	235	562	26
Non-interest income (1)	601	512	692	714	647	626	2,259	552
Non-interest expense (2)	8,264	7,833	8,125	7,894	12,859	6,580	7,794	7,198
Income before taxes	3,744	2,768	2,553	2,561	(2,807)	2,769	2,430	2,103
Income tax expense (3)	1,075	591	2,551	805	(1,017)	878	758	647
Net Income (loss)	$2,669	$2,177	$2	$1,756	$(1,790)	$1,891	$1,672	$1,456
Earnings per share
Basic	$0.16	$0.13	$-	$0.10	N/A	N/A	N/A	N/A
Diluted	$0.16	$0.13	$-	$0.10	N/A	N/A	N/A	N/A
(1)	Non-interest income for the second quarter of 2017 includes a $1.6 million settlement on a loan charged-off by CMS Bank before the 2015 merger.
(2)	Non-interest expense for the fourth quarter of 2017 includes a $5.0 million contribution expense related to Company’s establishment of the PCSB Community Foundation.
(3)

Income tax expense for the second quarter of 2018 includes $1.6 million charge reflecting a re-measurement of our deferred tax assets resulting from a decrease in the corporate income tax rate from 34% to 21%.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

b)	Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under management’s supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2018 is effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

c)	Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  As an emerging growth company, management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” and “Corporate Governance” sections of the Company’s definitive proxy statement for the Company’s 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

The “Executive Compensation” section of the Company’s 2018 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Stock Ownership” section of the Company’s 2018 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2018 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets - June 30, 2018 and 2017
(C)	Consolidated Statements of Income - Years ended June 30, 2018, 2017 and 2016
(D)	Consolidated Statements of Comprehensive Income – Years ended June 30, 2018, 2017 and 2016
(E)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended June 30, 2018, 2017 and 2016
(F)	Consolidated Statements of Cash Flows – Years ended June 30, 2018, 2017 and 2016
(G)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Articles of Incorporation of PCSB Financial Corporation (1)

3.2	Bylaws of PCSB Financial Corporation (2)

4.0	Form of Common Stock Certificate of PCSB Financial Corporation (3)

10.1	Employment Agreement between PCSB Bank and Joseph D. Roberto (4)

10.2	Employment Agreement between PCSB Bank and Scott D. Nogles (5)

10.3	Employment Agreement between PCSB Bank and Michael P. Goldrick (6)

10.4	Employment Agreement between PCSB Financial Corporation and Joseph D. Roberto (7)

10.5	Employment Agreement between PCSB Financial Corporation and Scott D. Nogles (8)

10.6	Employment Agreement between PCSB Financial Corporation and Michael P. Goldrick (9)

10.7	Supplemental Executive Retirement Plan for Joseph D. Roberto (10)

10.8	Supplemental Life Insurance Agreement for Joseph D. Roberto (11)

10.9	Supplemental Life Insurance Plan for Senior Executives (12)

10.10	Supplemental Executive Retirement Plan for Senior Executives (13)

10.11	Amended and Restated PCSB Bank Director Fee Deferral Plan

10.12	PCSB Bank Director Supplemental Life Insurance Plan (14)

10.13	PCSB Bank Death Benefit Plan for Michael T. Weber (15)

10.14	PCSB Bank Incentive Compensation Plan Policy (16)

10.15	PCSB Financial Corporation Compensation Clawback Policy (17)

10.16	PCSB Bank Death Benefit Plan for Willard I. Hill, Jr

21	Subsidiaries of PCSB Financial Corporation (18)

23	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements for the year ended June 30, 2018, formatted in XBRL, which are furnished, and not filed: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.
(4)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 27, 2017.

(5)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 27, 2017.
(6)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 27, 2017.
(7)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 27, 2017.
(8)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 27, 2017.
(9)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 27, 2017.
(10)

Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

(11)

Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

(12)

Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

(13)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 27, 2017.
(14)

Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

(15)

Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

(16)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10-Q (File No. 001-38065), filed with the Securities and Exchange Commission on November 9, 2017.
(17)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10-Q (File No. 001-38065), filed with the Securities and Exchange Commission on November 9, 2017.
(18)	Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCSB FINANCIAL CORPORATION

Date: September 13, 2018	By:	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Joseph D. Roberto	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 13, 2018
Joseph D. Roberto
/s/ Scott D. Nogles	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 13, 2018
Scott D. Nogles

/s/ William V. Cuddy, Jr.	Director	September 13, 2018
William V. Cuddy, Jr.

/s/ Kevin B. Dwyer	Director	September 13, 2018
Kevin B. Dwyer

/s/ Willard I. Hill, Jr.	Director	September 13, 2018
Willard I. Hill, Jr.

/s/ Jeffrey D. Kellogg	Director	September 13, 2018
Jeffrey D. Kellogg

/s/ Robert C. Lusardi	Director	September 13, 2018
Robert C. Lusardi

/s/ Matthew G. McCrosson	Director	September 13, 2018
Matthew G. McCrosson

/s/ Karl A. Thimm	Director	September 13, 2018
Karl A. Thimm

/s/ Michael R. Weber	Director	September 13, 2018
Michael R. Weber

/s/ Richard F. Weiss	Director	September 13, 2018
Richard F. Weiss