Form 10-Q
period 2018-09-30
PCSB Financial Corp
filed 2018-11-09
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

18,348,994 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 9, 2018.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share data)

	September 30,	June 30,
	2018	2018
ASSETS
Cash and due from banks	$66,039	$60,684
Federal funds sold	2,284	1,461
Total cash and cash equivalents	68,323	62,145
Held to maturity debt securities, at amortized cost (fair value of $328,962 and $343,188, respectively)	340,208	353,183
Available for sale debt securities, at fair value	101,540	105,472
Total investment securities	441,748	458,655
Loans receivable, net of allowance for loan losses of $4,959 and $4,904, respectively	905,093	902,336
Accrued interest receivable	4,747	4,358
Federal Home Loan Bank stock	2,049	2,050
Premises and equipment, net	11,546	11,598
Deferred tax asset, net	2,495	2,622
Foreclosed real estate	754	460
Bank-owned life insurance	23,887	23,747
Goodwill	6,106	6,106
Other intangible assets	405	433
Other assets	7,342	5,677
Total assets	$1,474,495	$1,480,187
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,022,096	$1,025,574
Non-interest bearing deposits	131,025	131,883
Total deposits	1,153,121	1,157,457
Mortgage escrow funds	4,981	8,803
Advances from Federal Home Loan Bank	18,810	18,841
Other liabilities	7,706	7,527
Total liabilities	1,184,618	1,192,628
Commitments and contingencies (Notes 1 and 2)	-	-
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2018 and June 30, 2018)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,165,110 shares issued and outstanding as of September 30, 2018 and June 30, 2018)	182	182
Additional paid in capital	179,294	179,045
Retained earnings	130,189	128,365
Unearned compensation - ESOP	(12,839)	(13,083)
Accumulated other comprehensive loss, net of income taxes	(6,949)	(6,950)
Total shareholders' equity	289,877	287,559
Total liabilities and shareholders' equity	$1,474,495	$1,480,187

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,
	2018	2017
Interest and dividend income
Loans receivable	$9,898	$8,818
Investment securities	2,366	2,245
Federal funds and other	345	234
Total interest and dividend income	12,609	11,297
Interest expense
Deposits	2,056	1,267
FHLB advances	89	154
Total interest expense	2,145	1,421
Net interest income	10,464	9,876
Provision for loan losses	58	135
Net interest income after provision for loan losses	10,406	9,741
Noninterest income
Fees and service charges	418	381
Bank-owned life insurance	140	149
Gain on sale of securities, net	-	173
Other	83	11
Total noninterest income	641	714
Noninterest expense
Salaries and employee benefits	5,140	4,860
Occupancy and equipment	1,241	1,282
Communicating and data processing	472	491
Professional fees	369	413
Postage, printing, stationary and supplies	138	132
FDIC assessment	93	78
Advertising	87	165
Amortization of intangible assets	28	32
Other operating expenses	440	441
Total noninterest expense	8,008	7,894
Net income before income tax expense	3,039	2,561
Income tax expense	710	805
Net income	$2,329	$1,756
Earnings per common share:
Basic	$0.14	$0.10
Diluted	$0.14	$0.10

Weighted average common shares outstanding - basic and diluted	16,869,100	16,756,447

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three Months Ended September 30,
	2018	2017
Net income	$2,329	$1,756

Other comprehensive (loss) income:

Unrealized gains (losses) on available for sale securities:
Net change in unrealized gains/losses before reclassification adjustment	(153)	(213)
Reclassification adjustment for gains realized in net income	-	(139)
Net change in unrealized gains/losses	(153)	(352)
Tax effect	32	120
Net of tax	(121)	(232)

Defined benefit pension plan:
Net gain (loss) arising during the period	-	-
Reclassification adjustment for amortization of prior service cost and net gain (loss) included in net periodic pension cost	145	181
Tax effect	(30)	(62)
Net of tax	115	119

Supplemental retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	9	8
Tax effect	(2)	(2)
Net of tax	7	6

Total other comprehensive (loss) income	1	(107)

Comprehensive income	$2,330	$1,649

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share data)

						Accumulated
			Additional		Unallocated	Other
	Number of	Common	Paid-In	Retained	Common Stock	Comprehensive	Total
	Shares	Stock	Capital	Earnings	of ESOP	Loss	Equity
Balance at July 1, 2018	18,165,110	$182	$179,045	$128,365	$(13,083)	$(6,950)	$287,559
Net income	-	-	-	2,329	-	-	2,329
Other comprehensive income	-	-	-	-	-	1	1
Common stock dividends declared ($0.03 per share)	-	-	-	(505)	-	-	(505)
ESOP shares committed to be released (24,419 shares)	-	-	249	-	244	-	493
Balance at September 30, 2018	18,165,110	$182	$179,294	$130,189	$(12,839)	$(6,949)	$289,877

Balance at July 1, 2017	18,165,110	$182	$177,993	$121,148	$(14,262)	$(5,215)	$279,846
Net income	-	-	-	1,756	-	-	1,756
Other comprehensive loss	-	-	-	-	-	(107)	(107)
Issuance of common stock (1)	-	-	(17)	-	-	-	(17)
ESOP shares committed to be released (34,953 shares)	-	-	258	-	349	-	607
Balance at September 30, 2017	18,165,110	$182	$178,234	$122,904	$(13,913)	$(5,322)	$282,085

(1) Represents costs incurred in association with the Company's initial public offering completed in the prior period.

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$2,329	$1,756
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	58	135
Depreciation and amortization	299	387
Amortization of net premiums on securities and net deferred loan origination costs	482	383
Net increase in accrued interest receivable	(389)	(485)
Net gains on sales of securities	-	(173)
ESOP Compensation	493	607
Earnings from cash surrender value of BOLI	(140)	(149)
Net accretion of purchase account adjustments	(96)	(126)
Other adjustments, principally net changes in other assets and liabilities	(1,205)	(282)
Net cash provided by operating activities	1,831	2,053
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(1,169)	(7,023)
Available for sale	-	(12,663)
Sales of investment securities available for sale	-	6,100
Maturities and calls of investment securities:
Held to maturity	13,984	21,222
Available for sale	3,710	11,528
Disbursement for loan originations net of principal repayments	(3,266)	(4,358)
Purchase of loans	-	(26,082)
Net redemption of FHLB stock	1	510
Purchase of bank premises and equipment	(219)	(299)
Net cash provided by (used in) investing activities	13,041	(11,065)
FINANCING ACTIVITIES
Net decrease in deposits	(4,336)	(6,747)
Net decrease in short-term FHLB advances	-	(6,818)
Repayment of long-term FHLB advances	(31)	(30)
Net decrease in mortgage escrow funds	(3,822)	(3,129)
Common stock dividends paid	(505)	-
Issuance of common stock	-	(17)
Net cash used in financing activities	(8,694)	(16,741)
Net increase (decrease) in cash and cash equivalents	6,178	(25,753)
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	62,145	60,486
Cash and cash equivalents at end of period	$68,323	$34,733

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) - (Continued)

(amounts in thousands)

	Three Months Ended September 30,
	2018	2017
Supplemental information:
Cash paid for:
Interest	$2,122	$1,379
Income taxes	830	975
Loans transferred to foreclosed real estate and other assets	294	-

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At September 30, 2018, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

PCSB Bank is a community-oriented financial institution that provides financial services to individuals and businesses within its market area of Putnam, Southern Dutchess, Rockland and Westchester Counties in New York.  The Bank is a state-chartered stock savings bank and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s primary regulators are the FDIC and the NYSDFS.

Basis of Presentation:  The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and include the accounts of the Holding Company, the Bank and the Bank's three subsidiaries – PCSB Funding Corp., PCSB Commercial Bank and UpCounty Realty Corp. (formerly PCSB Realty Ltd.). PCSB Funding Corp. is a real estate investment trust that holds certain mortgage assets.  PCSB Commercial Bank is a state-chartered commercial bank authorized to accept the deposits of local governments in New York State. UpCounty Realty Corp. is a corporation that holds certain properties foreclosed upon by the Bank. All intercompany transactions and balances have been eliminated in consolidation. Financial information for the periods before the Company’s initial public offering (“IPO”) on April 20, 2017 are those of the Bank and its subsidiaries.

The unaudited consolidated financial statements contained herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the consolidated financial statements contained herein. The annualized results of operations for the period presented are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2018, included in the Company's annual report on Form 10-K.

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

Accounting Standards Adopted in the Period

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

While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of the Company’s revenue comes from financial instruments such as debt securities and loans that are outside the scope of the guidance. The Company’s material revenue streams that are in the scope of ASU 2014-09 are fees on deposit accounts (including interchange fees) and foreclosed real estate gains and losses. All other revenue streams are immaterial or are in the scope of other GAAP requirements which take precedence and therefore are not in the scope of ASU 2014-09. Based on the Company’s analysis, ASU 2014-09 will not materially change the recognition of revenue on service fees on deposit accounts as the contracts are day to day and recognized as the service is provided. Gains and losses on the sale of foreclosed real estate are generally accounted for under ASC 610. However, ASU 2014-09 also added a new Subtopic 610-20 which addresses the recognition of gains and losses on the transfer of nonfinancial and in-substance nonfinancial assets. Gain and loss recognition is not expected to change except for foreclosed real estate and other nonfinancial asset sales that are financed by the Company. In the case of financed sales, the Company will need to evaluate each contract to determine whether each contract criteria are met, including whether it is probable that it will collect substantially all consideration to which it is entitled. The Company will also need to evaluate whether the financing terms offered to the buyer of the nonfinancial asset are market terms when determining the transaction price.

The Company has evaluated the impact of ASU 2014-09 and the amendments upon adoption as of July 1, 2018. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and for in scope revenue streams management determined that, based on the modified retrospective method, a cumulative-effect adjustment to opening retained earnings as a result of adopting this standard is not needed. Additional disclosures required under ASU 2014-09 are contained in Note 12.

In January 2016, the FASB issued ASU 2016-01, an amendment to “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. Among other changes, ASU 2016-01 would: (1) require equity securities to be reclassified out of available for sale and measured at fair value with changes in fair value recognized through net income but would allow equity securities that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment, (2) simplify the impairment assessment of such equity securities and would require enhanced disclosure about these investments, (3) require separate presentation of financial assets and liabilities by measurement category and type of instrument, such as securities or loans, on the balance sheet or in the notes, and would eliminate certain other disclosures relating to the methods and assumptions used to estimate fair value for financial assets measured at amortized cost on the balance sheet, and (4) require the use of an exit price notion when measuring the fair value of financial instruments. The adoption of ASU 2016-01, and subsequent amendments, on July 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 “Compensation – Retirement Benefits”. The ASU requires companies that offer employee defined pension plans, other postretirement benefit plans, or other types of benefit plans accounted for under Topic 715 to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The adoption of ASU 2017-07 resulted in non-service cost credits of $83,000 and $47,000 to be included in other operating expense for the three months ended September 30, 2018 and 2017, respectively.

Future Application of Accounting Pronouncements Previously Issued

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

Note 4. Investment Securities

In association with the adoption of ASU 2016-01, available-for-sale and held-to-maturity debt securities are referred to as investment securities.

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity securities at September 30, 2018 and June 30, 2018 were as follows:

	September 30, 2018
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$62,381	$-	$(1,024)	$61,357
Corporate and other debt securities	8,392	-	(183)	8,209
Mortgage-backed securities – residential	32,862	88	(976)	31,974
Total available for sale	$103,635	$88	$(2,183)	$101,540
Held to maturity:
U.S. Government and agency obligations	$117,048	$-	$(2,434)	$114,614
Corporate and other debt securities	4,000	-	(149)	3,851
Mortgage-backed securities – residential	136,905	27	(5,577)	131,355
Mortgage-backed securities – collateralized mortgage obligations	51,052	-	(2,071)	48,981
Mortgage-backed securities – commercial	31,203	-	(1,042)	30,161
Total held to maturity	$340,208	$27	$(11,273)	$328,962

	June 30, 2018
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$64,389	$-	$(959)	$63,430
Corporate and other debt securities	8,406	-	(171)	8,235
Mortgage-backed securities – residential	34,619	81	(893)	33,807
Total available for sale	$107,414	$81	$(2,023)	$105,472
Held to maturity:
U.S. Government and agency obligations	$122,048	$-	$(2,274)	$119,774
Corporate and other debt securities	4,000	-	(126)	3,874
Mortgage-backed securities – residential	140,478	32	(4,846)	135,664
Mortgage-backed securities – collateralized mortgage obligations	53,547	-	(1,815)	51,732
Mortgage-backed securities – commercial	33,110	11	(977)	32,144
Total held to maturity	$353,183	$43	$(10,038)	$343,188

No securities were sold during the three months ended September 30, 2018. During the three months ended September 30, 2017, $6.6 million of securities were sold resulting in $173,000 of net realized gains. Included was the disposal of $681,000 of securities classified as held to maturity, resulting in net realized gains of $34,000. These securities were comprised of seasoned mortgage-backed securities where the Company collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments or scheduled payments payable in equal installments, comprising both principal and interest, over the terms.

The following table presents the fair value and carrying amount of debt securities at September 30, 2018, by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(in thousands)
September 30, 2018:
1 year or less	$26,503	$26,327	$16,399	$16,298
1 to 5 years	90,545	88,287	52,374	51,290
5 to 10 years	-	-	2,000	1,978
Mortgage-backed securities and other	223,160	214,348	32,862	31,974
Total	$340,208	$328,962	$103,635	$101,540

Securities pledged had carrying amounts of $136.4 million and $140.5 million at September 30, 2018 and June 30, 2018, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2018 and June 30, 2018:

	September 30, 2018
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
U.S. Government and agency obligations	$19,649	$(249)	$41,708	$(775)	$61,357	$(1,024)
Corporate and other debt securities	5,258	(126)	2,951	(57)	8,209	(183)
Mortgage-backed securities – residential	1,395	(36)	25,582	(940)	26,977	(976)
Total available for sale	$26,302	$(411)	$70,241	$(1,772)	$96,543	$(2,183)
Held to maturity:
U.S. Government and agency obligations	$23,027	$(463)	$91,586	$(1,971)	114,613	$(2,434)
Corporate and other debt securities	3,851	(149)	-	-	3,851	(149)
Mortgage-backed securities – residential	79,296	(3,018)	51,392	(2,559)	130,688	(5,577)
Mortgage-backed securities – collateralized mortgage obligations	16,699	(515)	32,282	(1,556)	48,981	(2,071)
Mortgage-backed securities – commercial	16,934	(496)	11,492	(546)	28,426	(1,042)
Total held to maturity	$139,807	$(4,641)	$186,752	$(6,632)	$326,559	$(11,273)

	June 30, 2018
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$41,762	$(569)	$21,668	$(390)	$63,430	$(959)
Corporate and other debt securities	6,258	(148)	1,977.00	(23.00)	8,235	(171)
Mortgage-backed securities – residential	13,397	(379)	14,718	(514)	28,115	(893)
Total available for sale	$61,417	$(1,096)	$38,363	$(927)	$99,780	$(2,023)
Held to maturity
U.S. Government and agency obligations	$46,163	$(871)	$71,611	$(1,403)	$117,774	$(2,274)
Corporate and other debt securities	3,874	(126)	-	-	3,874	(126)
Mortgage-backed securities – residential	102,496	(3,338)	32,490	(1,508)	134,986	(4,846)
Mortgage-backed securities – collateralized mortgage obligations	31,124	(884)	20,608	(931)	51,732	(1,815)
Mortgage-backed securities – commercial	21,762	(582)	8,629	(395.00)	30,391	(977)
Total held to maturity	$205,419	$(5,801)	$133,338	$(4,237)	$338,757	$(10,038)

As of September 30, 2018, the Company’s security portfolio consisted of $441.7 million in securities, of which 250 securities with a fair value of $423.1 million were in an unrealized loss position.

As of June 30, 2018, the Company’s security portfolio consisted of $458.7 million in securities, of which 254 securities with a fair value of $438.5 million were in an unrealized loss position.

There were no securities for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of September 30, 2018 and June 30, 2018. Management believes the unrealized losses are primarily a result of changes in interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of September 30, 2018 or June 30, 2018.

Note 5. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	September 30,	June 30,
	2018	2018
Mortgage loans:
Residential	$249,894	$250,578
Commercial	495,944	495,265
Construction	16,890	17,352
Net deferred loan origination costs	859	1,041
Total mortgage loans	763,587	764,236
Commercial and consumer loans:
Commercial loans	110,196	104,135
Home equity lines of credit	35,191	37,395
Consumer and overdrafts	344	745
Net deferred loan origination costs	734	729
Total commercial and consumer loans	146,465	143,004
Total loans receivable	910,052	907,240
Allowance for loan losses	(4,959)	(4,904)
Loans receivable, net	$905,093	$902,336

In 2015, the Company completed a merger with CMS Bancorp and its wholly owned subsidiary, CMS Bank. References to acquired loans in this note pertain only to those loans acquired as part of the merger.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$386	$(29)	$-	$2	$359
Commercial	3,073	57	-	-	3,130
Construction	505	(12)	-	-	493
Commercial loans	780	45	-	-	825
Home equity lines of credit	80	(11)	-	-	69
Consumer and overdrafts	7	8	(7)	2	10
Acquired:
Residential	73	-	-	-	73
Total	$4,904	$58	$(7)	$4	$4,959

	Three Months Ended September 30, 2017
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$360	$64	$(17)	$-	$407
Commercial	2,589	120	-	-	2,709
Construction	1,150	10	-	-	1,160
Commercial loans	949	(60)	-	-	889
Home equity lines of credit	76	1	-	-	77
Consumer and overdrafts	-	-	-	-	-
Acquired:
Residential	26	-	-	-	26
Total	$5,150	$135	$(17)	$-	$5,268

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,224	$246,375	$1,295	$249,894	$123	$236	$73	$432
Commercial	1,425	493,044	1,475	495,944	-	3,130	-	3,130
Construction	2,260	14,630	-	16,890	276	217	-	493
Commercial loans	2,432	107,764	-	110,196	3	822	-	825
Home equity lines of credit	312	34,714	165	35,191	4	65	-	69
Consumer and overdrafts	-	344	-	344	-	10	-	10
Total	$8,653	$896,871	$2,935	$908,459	$406	$4,480	$73	$4,959

	June 30, 2018
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,360	$246,913	$1,305	$250,578	$154	$232	$73	$459
Commercial	1,683	492,105	1,477	495,265	-	3,073	-	3,073
Construction	2,260	15,092	-	17,352	276	229	-	505
Commercial loans	2,451	101,684	-	104,135	9	771	-	780
Home equity lines of credit	360	36,867	168	37,395	12	68	-	80
Consumer and overdrafts	-	745	-	745	-	7	-	7
Total	$9,114	$893,406	$2,950	$905,470	$451	$4,380	$73	$4,904

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by class of loans as of September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$1,829	$1,775	$-
Commercial	1,500	1,425	-
Commercial loans	2,531	2,369	-
Home equity lines of credit	369	301	-
With a related allowance recorded:
Residential	386	449	123
Construction	3,257	2,260	276
Commercial loans	63	63	3
Home equity lines of credit	11	11	4
Total	$9,946	$8,653	$406

	June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$1,659	$1,576	$-
Commercial	1,765	1,683	-
Commercial loans	2,254	2,098	-
Home equity lines of credit	341	341	-
With a related allowance recorded:
Residential	742	784	154
Construction	3,257	2,260	276
Commercial loans	353	353	9
Home equity lines of credit	84	19	12
Total	$10,455	$9,114	$451

The table below presents the average recorded investment and interest income recognized on loans individually evaluated for impairment, by class of loans, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended		Three months ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$1,845	$28	$3,894	$42
Commercial	1,621	39	2,445	27
Construction	-	-	303	17
Commercial loans	2,377	143	4,680	83
Home equity lines of credit	326	6	635	-
With a related allowance recorded:
Residential	450	11	620	4
Construction	2,260	-	3,257	-
Commercial loans	64	2	1,459	18
Home equity lines of credit	11	-	11	-
Total	$8,954	$229	$17,304	$191

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by class of loans as of September 30, 2018 and June 30, 2018 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	September 30,	June 30,	September 30,	June 30,
	2018	2018	2018	2018
Originated:
Residential	$488	$604	$-	$-
Commercial	-	262	-	-
Construction	2,260	2,260	-	-
Commercial loans	783	788	-	-
Home equity lines of credit	78	45	-	-
Consumer and overdrafts	1	-	10
Acquired:
Residential	1,288	1,308	-	-
Commercial	543	532	-	-
Home equity lines of credit	300	303	-	-
Total	$5,741	$6,102	$10	$-

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans past due over 90 days that are accounted for as purchased credit impaired loans totaling $1.1 million as of both September 30, 2018 and June 30, 2018. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$66	$-	$488	$554	$196,034	$196,588
Commercial	-	-	-	-	424,071	424,071
Construction	-	-	2,260	2,260	14,630	16,890
Commercial loans	158	-	500	658	109,289	109,947
Home equity lines of credit	-	-	-	-	30,748	30,748
Consumer and overdrafts	-	1	11	12	332	344
Total originated	224	1	3,259	3,484	775,104	778,588
Acquired:
Residential	-	-	1,485	1,485	51,821	53,306
Commercial	-	-	1,122	1,122	70,751	71,873
Commercial loans	-	-	-	-	249	249
Home equity lines of credit	-	-	319	319	4,124	4,443
Total acquired	-	-	2,926	2,926	126,945	129,871
Total	$224	$1	$6,185	$6,410	$902,049	$908,459

	June 30, 2018
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$-	$394	$210	$604	$194,986	$195,590
Commercial	-	-	262	262	420,320	420,582
Construction	-	-	2,260	2,260	15,092	17,352
Commercial loans	-	-	500	500	102,767	103,267
Home equity lines of credit	-	-	45	45	32,311	32,356
Consumer and overdrafts	-	-	-	-	733	733
Total originated	-	394	3,277	3,671	766,209	769,880
Acquired:
Residential	-	232	1,806	2,038	52,950	54,988
Commercial	-	-	1,112	1,112	73,571	74,683
Commercial loans	-	-	-	-	868	868
Home equity lines of credit	30	-	296	326	4,713	5,039
Consumer and overdrafts	-	-	-	-	12	12
Total acquired	30	232	3,214	3,476	132,114	135,590
Total	$30	$626	$6,491	$7,147	$898,323	$905,470

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

As of September 30, 2018 and June 30, 2018, the Company had 13 and 12 loans classified as troubled debt restructurings totaling $4.1 million and $3.8 million, respectively. The Company has allocated $131,000 and $139,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2018 and June 30, 2018 and has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The Company modified two loans with a total carrying amount of $428,000, one residential mortgage and one home equity line of credit, in troubled debt restructurings during the three months ended September 30, 2018. The Company did not modify any loans as troubled debt restructuring during the three months ended September 30, 2017.

The Company had no troubled debt restructurings for which there was a payment default in the three months ended September 30, 2018 that were modified in the twelve months prior to default. There was one troubled debt restructuring with a total carrying amount of $2.4 million for which there was a payment default in the three months ended September 30, 2017 and resulted in no increase to the allowance for loan losses.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$195,207	$736	$645	$-	$196,588
Commercial	423,921	-	150	-	424,071
Construction	14,630	-	2,260	-	16,890
Commercial loans	105,137	158	4,652	-	109,947
Home equity lines of credit	30,503	167	78	-	30,748
Consumer and overdrafts	344	-	-	-	344
Total originated	769,742	1,061	7,785	-	778,588
Acquired:
Residential	50,210	247	2,849	-	53,306
Commercial	69,019	836	2,018	-	71,873
Commercial loans	241	8	-	-	249
Home equity lines of credit	4,048	-	395	-	4,443
Total acquired	123,518	1,091	5,262	-	129,871
Total	$893,260	$2,152	$13,047	$-	$908,459

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$194,341	$571	$678	$-	$195,590
Commercial	418,370	-	2,212	-	420,582
Construction	15,092	-	2,260	-	17,352
Commercial loans	98,205	167	4,895	-	103,267
Home equity lines of credit	32,167	144	45	-	32,356
Consumer and overdrafts	733	-		-	733
Total originated	758,908	882	10,090	-	769,880
Acquired:
Residential	51,858	249	2,881	-	54,988
Commercial	71,832	842	2,009	-	74,683
Commercial loans	857	11	-	-	868
Home equity lines of credit	4,641	-	398	-	5,039
Consumer and overdrafts	12	-	-	-	12
Total acquired	129,200	1,102	5,288	-	135,590
Total	$888,108	$1,984	$15,378	$-	$905,470

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of September 30, 2018 and June 30, 2018 is as follows (in thousands):

	September 30,	June 30,
	2018	2018
Residential	$1,222	$1,232
Commercial	1,475	1,477
Home equity lines of credit	-	-
Consumer and installment loans	165	168
Carrying amount, net of allowance of $73 and $73, respectively	$2,862	$2,877

The allowance for loan losses on purchased credit impaired loans was unchanged during the three months ended September 30, 2018 and 2017.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Beginning balance	$245	$403
New loans acquired	-	-
Accretion income	(13)	(28)
Reclassification from non-accretable difference	-	-
Disposals	-	-
Ending balance	$232	$375

Note 6. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2018	$(1,536)	$(5,150)	$(264)	$(6,950)
Other comprehensive income before reclassifications	(153)	-	-	(153)
Amounts reclassified from accumulated other comprehensive income	-	145	9	154
Less tax effect	32	(30)	(2)	-
Net other comprehensive income	(121)	115	7	1
Balance at September 30, 2018	$(1,657)	$(5,035)	$(257)	$(6,949)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2017	$37	$(5,002)	$(250)	$(5,215)
Other comprehensive income before reclassifications	(213)	-	-	(213)
Amounts reclassified from accumulated other comprehensive income	(139)	181	8	50
Less tax effect	120	(62)	(2)	56
Net other comprehensive income	(232)	119	6	(107)
Balance at September 30, 2017	$(195)	$(4,883)	$(244)	$(5,322)

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

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$148	$-	$113
Interest cost	250	26	242	25
Expected return on plan assets	(513)	-	(503)	-
Amortization of prior net loss	145	9	-	-
Amortization of prior service cost	-	-	181	8
Net periodic (benefit) cost	$(118)	$183	$(80)	$146

The Company made no contributions to the defined benefit plan during the three months ended September 30, 2018 and expects to make no contributions to the plan for the year ending June 30, 2019.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Company employees. On April 20, 2017 Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.5% at September 30, 2018). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2018 was $13.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032.

Shares held by the ESOP include the following (dollars in thousands):

	September 30, 2018	June 30, 2018
Allocated to participants	169,342	144,923
Unearned	1,283,867	1,308,286
Total ESOP shares	1,453,209	1,453,209

Fair value of unearned shares	$26,114	$25,996

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2018 and 2017 was $493,000 and $607,000, respectively.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2018
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$61,357	$-	$61,357
Corporate and other debt securities	-	8,209	-	8,209
Mortgage-backed securities – residential	-	31,974	-	31,974
Derivatives – interest rate contracts	-	105	-	105
Total assets at fair value	$-	$101,645	$-	$101,645

Derivatives – interest rate contracts	$-	$105	$-	$105
Total liabilities at fair value	$-	$105	$-	$105

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$322	$322
Construction	-	-	1,984	1,984
Commercial loans	-	-	561	561
Home equity lines of credit	-	-	7	7
Foreclosed real estate	23	-	731	754
Total assets at fair value	$23	$-	$3,605	$3,628

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2018
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$63,430	$-	$63,430
Corporate and other debt securities	-	8,235	-	8,235
Mortgage-backed securities – residential	-	33,807	-	33,807
Total assets at fair value	$-	$105,472	$-	$105,472

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$688	$688
Construction	-	-	1,984	1,984
Commercial loans	-	-	845	845
Home equity lines of credit	-	-	7	7
Foreclosed real estate	-	-	460	460
Total assets at fair value	$-	$-	$3,984	$3,984

There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2018 or 2017.

Impaired loans in the preceding table had a carrying amount of $3.3 million, and a remaining valuation allowance of $412,000 at September 30, 2018, as compared to $3.9 million and $451,000, respectively, as of June 30, 2018. Impaired loans measured at fair value incurred no net charge-offs and resulted in an additional credit for loan losses of $5,000 during the three months ended September 30, 2018. Impaired loans measured at fair value as of September 30, 2017 incurred $17,000 of net charge-offs and resulted in an additional provision for loan losses of $48,000 during the three months ended September 30, 2017.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at September 30, 2018 and June 30, 2018 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
September 30, 2018:
Impaired loans - residential mortgages	$322	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - construction	1,984	Sales contract	Discount to sales contract	9.8%
Impaired loans - commercial loans	561	Discounted cash flow	Discount rate	7.0% to 7.5%
		Sales contract	Discount to sales contract	9.8%
Impaired loans - home equity lines of credit	7	Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	731	Sales comparison	Adjustments for differences in sales comparables	-45.0% to -0.4%

June 30, 2018:
Impaired loans - residential mortgages	$688	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 20.9%
		Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - construction	1,984	Sales contract	Discount to sales contract	9.8%
Impaired loans - commercial loans	845	Discounted cash flow	Discount rate	5.3% to 7.5%
		Sales contract	Discount to sales contract	9.8%
Impaired loans - home equity lines of credit	7	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 20.9%
		Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	460	Sales comparison	Adjustments for differences in sales comparables	-8.1% to -0.4%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities (in thousands) (none of which are held for trading purposes):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2018:
Financial assets:
Cash and cash equivalents	$68,323	$68,323	$-	$-	$68,323
Investment securities held to maturity	340,208	-	328,962	-	328,962
Investment securities available for sale	101,540	-	101,540	-	101,540
Loans receivable, net	905,093	-	-	885,274	885,274
Accrued interest receivable	4,747	-	1,562	3,104	4,666
Federal Home Loan Bank stock	2,049	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	105	-	105	-	105
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	756,928	756,928	-	-	756,928
Time deposits	396,193	-	398,420	-	398,420
Mortgage escrow funds	4,981	4,981	-	-	4,981
FHLB advances	18,810	-	20,190	-	20,190
Derivative liabilities - interest rate contracts	105	-	105	-	105

June 30, 2018:
Financial assets:
Cash and cash equivalents	$62,145	$62,145	$-	$-	$62,145
Investment securities held to maturity	353,183	-	343,188	-	343,188
Investment securities available for sale	105,472	-	105,472	-	105,472
Loans receivable, net	902,336	-	-	882,319	882,319
Accrued interest receivable	4,358	-	1,402	2,956	4,358
Federal Home Loan Bank stock	2,050	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	765,084	765,084	-	-	765,084
Time deposits	392,373	-	394,205	-	394,205
Mortgage escrow funds	8,803	8,803	-	-	8,803
FHLB advances	18,841	-	20,574	-	20,574

In connection with the adoption of ASU 2016-01 on July 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio using an exit price notion resulting in prior periods no longer being comparable. The exit price notion requires determination of the price at which willing market participants would transact at the measurement date under current market conditions depending on facts and circumstances, such as origination rates, credit risk, transaction costs, liquidity, national and regional market trends and other adjustments, utilizing publicly available rates and indices. The application of an exit price notion requires the use of significant judgment. The prior period estimate of loans receivable, net was determined using an entrance price methodology based only on the discounted value of contracted cash flows based on prevailing interest rates.

Note 9. Regulatory Capital

The following is a summary of the Company’s and Bank’s actual capital amounts and ratios as of September 30, 2018 and June 30, 2018, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands):

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018:
PCSB Bank
Leverage (Tier 1)	$203,094	13.8%	$58,870	4.0%	$73,587	5.0%
Risk-based:
Common Tier 1	203,094	21.2	43,178	4.5	62,369	6.5
Tier 1	203,094	21.2	57,571	6.0	76,762	8.0
Total	208,053	21.7	76,762	8.0	95,952	10.0
PCSB Financial Corporation
Leverage (Tier 1)	$290,287	19.7%	$58,991	4.0%	N/A	N/A
Risk-based:
Common Tier 1	290,287	30.2	43,219	4.5	N/A	N/A
Tier 1	290,287	30.2	57,625	6.0	N/A	N/A
Total	295,246	30.7	76,834	8.0	N/A	N/A

June 30, 2018:
PCSB Bank
Leverage (Tier 1)	$200,488	13.6%	$58,924	4.0%	$73,655	5.0%
Risk-based:
Common Tier 1	200,488	21.1	42,745	4.5	61,743	6.5
Tier 1	200,488	21.1	56,994	6.0	75,991	8.0
Total	205,392	21.6	75,991	8.0	94,989	10.0
PCSB Financial Corporation
Leverage (Tier 1)	$287,991	19.5%	$58,948	4.0%	N/A	N/A
Risk-based:
Common Tier 1	287,991	30.3	42,783	4.5	N/A	N/A
Tier 1	287,991	30.3	57,044	6.0	N/A	N/A
Total	292,895	30.8	76,058	8.0	N/A	N/A

In addition to the ratios above, the Basel III Capital Rules have established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

Management believes that as of September 30, 2018 and June 30, 2018, the Bank and Company met all capital adequacy requirements to which they were subject, including the capital conservation buffer of 1.875% as of September 30, 2018 and June 30, 2018, respectively. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Note 10. Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents during the three months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,
	2018	2017
	(dollars in thousands, except share and per share data)

Net income applicable to common stock	$2,329	$1,756

Average number of common shares outstanding	18,165,110	18,165,110
Less: Average unallocated ESOP shares	1,296,010	1,408,663
Average number of common shares outstanding used to calculate basic earnings per common share	16,869,100	16,756,447

Earnings per Common share:
Basic	$0.14	$0.10
Diluted	$0.14	$0.10

Note 11. Derivatives and Hedging

Derivatives not designated as hedges may be used to manage the Company’s exposure to interest rate movements or to provide service to customers. The Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third party in order to minimize the net risk exposure resulting from such transactions. These interest rate swap agreements do not qualify for hedge accounting treatment, and therefore changes in fair value are reported in current period earnings.

The Company had no interest rate swaps at June 30, 2018. The following table presents summary information about the interest rate swaps as of September 30, 2018:

September 30,
(dollars in thousands)	2018
Notional amounts	$12,000
Weighted average pay rates	4.32%
Weighted average receive rates	4.32%
Weighted average maturity	10.00 years
Fair value of combined interest rate swaps	-

Note 12. Revenue From Contracts With Customers

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on July 1, 2018. Under ASC 2014-09, an entity is required to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, as well as qualitative and quantitative disclosure related to contracts with certain customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

In accordance with ASU 2014-09, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue:

1.	Identify the contract with a customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to performance obligations in the contract

5.	Recognize revenue when (or as) the Company satisfies a performance obligation

The Company’s in-scope revenue streams that are subject to the accounting standard are: (1) fees and service charges on deposit accounts (including interchange fees), which, are included on the Consolidated Statements of Operations as “Fees and service charges” and (2) gains on the sale of foreclosed real estate. For the three months ended September 30, 2018 and 2017, fees and services charges totaled $418,000 and $381,000, respectively, of which $392,000 and $291,000, respectively, are in-scope revenue streams.

Fees and Service Charges on Deposit Accounts. The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfied the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance. Fees and service charges on deposit accounts were $287,000 and $196,000, respectively, for the three months ended September 30, 2018 and 2017.

Interchange Income. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income was $105,000 and $95,000, respectively, for the three months ended September 30, 2018 and 2017.

Gain/Losses on Sales of Foreclosed Real Estate. The Company records a gain or loss from the sale of foreclosed real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed real estate asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. The Company recorded no gains on sale of foreclosed real estate for the three months ended September 30, 2018 or 2017.

Note 13. Subsequent Events

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and time-based restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Concurrent with the approval of the Plan, on October 24, 2018, 413,039 stock options and 183,884 restricted stock awards were granted to non-employee directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at September 30, 2018 and June 30, 2018, and results of operations for the three months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2018.

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

Additional factors that may affect our results are discussed in the annual report on Form 10-K for the fiscal year ended June 30, 2018, under the heading “Risk Factors.”

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The company assumes no obligation to update any forward looking statements except as may be required by applicable law or regulation.

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

Comparison of Financial Condition at September 30, 2018 and June 30, 2018

Total Assets. Total assets decreased $5.7 million, or 0.4%, to $1.47 billion at September 30, 2018 from $1.48 billion at June 30, 2018. The decrease is primarily the result of a decrease of $16.9 million in total investment securities, partially offset by increases of $6.2 million in cash and cash equivalents, $2.8 million in net loans receivable and $2.2 million in all other assets.

Cash and Cash Equivalents. Cash and cash equivalents increased $6.2 million, or 9.9%, to $68.3 million at September 30, 2018 from $62.1 million at June 30, 2018. The increase was primarily attributable to a $16.9 million decrease in total investment securities, partially offset by a $4.3 million decrease in deposits, a $3.8 million decrease in mortgage escrow funds, and $2.8 million increase in net loans receivable.

Securities Held-to-Maturity. Total securities held to maturity decreased $13.0 million, or 3.7%, to $340.2 million at September 30, 2018 from $353.2 million at June 30, 2018. This decrease was primarily caused by $8.0 million in amortization of mortgage-backed securities, net of purchases, and $5.0 million of net maturities of U.S. government and agency obligations.

Securities Available for Sale. Total securities available for sale decreased $4.0 million, or 3.7%, to $101.5 million at September 30, 2018 from $105.5 million at June 30, 2018. This decline was primarily due to $2.0 million of net maturities of U.S. government and agency obligations, $1.8 million of amortization of mortgage backed securities, net of purchases, and a $153,000 increase in net unrealized losses primarily attributable to an increase in market interest rates.

Net Loans Receivable. Net loans receivable increased $2.8 million, or 0.3%, to $905.1 million at September 30, 2018 from $902.3 million at June 30, 2018. The increase was the result of $33.2 million of originations, partially offset by $30.4 million of net amortization and prepayments on the remaining portfolio, including two commercial mortgage loans totaling $10.2 million.

Deposits. Total deposits decreased $4.3 million, or 0.4% to $1.15 billion at September 30, 2018 from $1.16 billion at June 30, 2018. This decrease primarily reflects decreases of $40.3 million in savings, and $859,000 in demand deposits, partially offset by increases of $29.4 million in money market accounts, $3.8 million in time deposits and $3.6 million in NOW accounts. The decrease in total deposits was primarily attributable to expected seasonal outflows related to school and property tax payments.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances remained unchanged from the prior quarter at $18.8 million as of September 30, 2018.

Total Shareholders’ Equity. Total shareholders’ equity increased $2.3 million, or 0.8%, to $289.9 million at September 30, 2018 from $287.6 million at June 30, 2018. This increase was primarily due to net income of $2.3 million and a $493,000 reduction in unearned ESOP shares for plan shares earned during the period, partially offset by $505,000 of cash dividends paid in the current quarter. At September 30, 2018, the Company’s book value per share was $15.96, compared to $15.83 at June 30, 2018. At September 30, 2018, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. Net income increased $573,000, or 32.6%, to $2.3 million for the three months ended September 30, 2018 compared to $1.8 million for the three months ended September 30, 2017. The increase was primarily due to a $588,000 increase in net interest income, a $95,000 decrease in income tax expense and a $77,000 decrease in the provision for loan losses, partially offset by a $114,000 increase in non-interest expense and a $73,000 decrease in non-interest income.

Net Interest Income. Net interest income increased $588,000, or 6.0%, to $10.5 million for the three months ended September 30, 2018 compared to a $9.9 million for the three months ended September 30, 2017. The increase primarily reflects a $55.4 million increase in average interest-earning assets and a 5 basis point increase in the net interest margin to 2.94% for the three months ended September 30, 2018 compared to 2.89% for the three months ended September 30, 2017. The increase in average net interest-earning assets primarily reflects the loan portfolio growth, partially offset by a decrease in investment securities.

Interest and Dividend Income. Interest and dividend income increased $1.3 million, or 11.6%, to $12.6 million for the three months ended September 30, 2018 compared to a $11.3 million for the three months ended September 30, 2017. The increase primarily reflects a $55.4 million increase in total average interest-earning assets and a 24 basis point increase in the yield on total interest-earning assets. The increase in yield is due to the increase in market interest rates, as well as the shift from generally lower yielding investment securities to generally higher yielding loans.

Interest income on loans receivable increased $1.1 million, or 12.2%, primarily due to an $89.8 million increase in the average balance of loans receivable to $903.0 million for the three months ended September 30, 2018 from $813.2 million for the same period last year, and a 5 basis point increase in the average yield on loans to 4.38% for the three months ended September 30, 2018 from 4.33% for the same period last year.

Interest income on securities increased $121,000, or 5.4%, primarily due to a 24 basis point increase in the average yield on securities to 2.09% for the three months ended September 30, 2018 from 1.85% for the same period last year, partially offset by a $32.4 million decrease in the average balance of securities. The increase in the yield on securities was primarily due to an increase in market interest rates.

Interest Expense. Interest expense increased $724,000, or 51.0%, to $2.1 million for the three months ended September 30, 2018 compared to $1.4 million for the three months ended September 30, 2017. The increase primarily reflects a 25 basis point increase in the average cost to 0.81% for the three months ended September 30, 2018 from 0.56% for the same period last year, and $49.2 million increase in the average balance on interest bearing liabilities.

Interest expense on interest-bearing deposits increased $789,000, or 62.3%, primarily due to a 27 basis point increase in the average cost of deposits to 0.79% for the three months ended September 30, 2018 from 0.52% for the same period last year, and a $71.8 million increase in the average balance to $1.03 billion for the three months ended September 30, 2018 from $961.1 million for the three months ended September 30, 2017. The increase in the average rate paid on interest-bearing deposits was caused primarily by a 66 basis point increase in the average rate paid on money market accounts, and a 43 basis point increase in the average rate paid on time deposits as the Bank offered increased rates on these deposits due to the increase in market rates.

Interest expense on Federal Home Loan Bank advances decreased $65,000, or 42.2%, primarily due to a $22.6 million decrease in the average balance to $18.8 million for the three months ended September 30, 2018 from $41.4 million for the same period last year, partially offset by a 41 basis point increase in the average cost to 1.89% for the three months ended September 30, 2018 from 1.48% for the same period last year. The increase in the average cost is primarily due to the maturity of lower cost borrowings.

Provision for Loan Losses. The provision for loan losses decreased by $77,000 to $58,000 for the three months ended September 30, 2018, compared to $135,000 for the three months ended September 30, 2017. Charge-offs, net of recoveries, were $3,000 for the three months ended September 30, 2018 compared to charge-offs, net of recoveries, of $17,000 for the three months ended September 30, 2017.

Non-Interest Income. Non-interest income decreased $73,000, or 10.2% to $641,000 for the three months ended September 30, 2018 compared to a $714,000 for the three months ended September 30, 2017. The decrease was caused primarily by $173,000 of gains on sale of securities recorded in the prior year period, partially offset by $71,000 of swap fee income and increases in deposit-related fees in the current quarter.

Non-Interest Expense. Non-interest expense increased $114,000, or 1.4%, to $8.0 million for the three months ended September 30, 2018 compared to $7.9 million for the three months ended September 30, 2017. The increase was caused primarily by a $280,000 increase in salaries and employee benefits, partially offset by decreases of $78,000 in advertising, $44,000 in professional fees, $41,000 in occupancy and equipment, and $3,000 in all other operating expenses. The increase in salaries and employee benefits was primarily due to additional staffing, partially offset by lower retirement and medical benefits costs.

Income Tax Expense. Income tax expense decreased $95,000, or 11.8%, to $710,000 for the three months ended September 30, 2018 from $805,000 for the three months ended September 30, 2017. The decrease was caused primarily by the Company fully realizing the benefits of the reduction in the Federal corporate income tax rate from 34% to 21%, which became effective in January 2018. The effective income tax rate was 23.4% for the three months ended September 30, 2018 compared to 31.4% for the three months ended September 30, 2017.

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

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$903,021	$9,898	4.38%	$813,244	$8,818	4.33%
Securities	453,671	2,366	2.09	486,026	2,245	1.85
Other interest-earning assets	67,222	345	2.03	69,257	234	1.34
Total interest-earning assets	1,423,914	12,609	3.54	1,368,527	11,297	3.30
Non-interest-earning assets	49,894			58,241
Total assets	$1,473,808			$1,426,768

Liabilities and equity:
NOW accounts	$119,404	53	0.18	$114,770	49	0.17
Money market accounts	58,704	139	0.94	30,100	21	0.28
Savings accounts and escrow	462,542	289	0.25	518,315	325	0.25
Time deposits	392,336	1,575	1.59	298,010	872	1.16
Total interest-bearing deposits	1,032,986	2,056	0.79	961,195	1,267	0.52
Federal Home Loan Bank advances	18,821	89	1.89	41,398	154	1.48
Total interest-bearing liabilities	1,051,807	2,145	0.81	1,002,593	1,421	0.56
Non-interest-bearing deposits	125,381			134,368
Other non-interest-bearing liabilities	7,281			8,287
Total liabilities	1,184,469			1,145,248
Total equity	289,339			281,520
Total liabilities and equity	$1,473,808			$1,426,768

Net interest income		$10,464			$9,876
Interest rate spread (1)			2.73			2.74
Net interest margin (2)			2.94			2.89
Average interest-earning assets to interest-bearing liabilities	135.38%			136.50%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30,
	2018 versus 2017
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$84	$996	$1,080
Securities	248	(127)	121
Other interest-earning assets	119	(8)	111
Total interest-earning assets	451	861	1,312

Interest expense:
NOW accounts	2	2	4
Money market accounts	84	34	118
Savings and escrow accounts	8	(44)	(36)
Time deposits	380	323	703
Federal Home Loan Bank advances	35	(100)	(65)
Total interest-bearing liabilities	509	215	724

Net (decrease) increase in net interest income	$(58)	$646	$588

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

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at September 30, 2018 and June 30, 2018. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
September 30, 2018:
200	$301,482	$(40,505)	(11.8)%	22.03%	(159)
100	323,592	(18,395)	(5.4)	22.97	(65)
-	341,987	-	-	23.62	-
(100)	351,356	9,369	2.7	23.68	6
(150)	354,636	12,649	3.7	23.65	3

June 30, 2018:
200	$282,017	$(50,676)	(15.2)%	20.75%	(219)
100	313,606	(19,087)	(5.7)	22.25	(69)
-	332,693	-	-	22.94	-
(100)	342,520	9,827	3.0	23.02	8
(150)	348,648	15,955	4.8	23.14	20

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $68.3 million, an increase from $62.1 million as of June 30, 2018. Securities classified as available for sale, which provide an additional source of liquidity, totaled $101.6 million at September 30, 2018, a decrease from $105.5 million as of June 30, 2018.

We had the ability to borrow up to $301.4 million and $314.9 million from the Federal Home Loan Bank of New York, at September 30, 2018 and June 30, 2018, respectively, of which $18.8 million was outstanding as of September 30, 2018 and June 30, 2018, respectively. We also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $118.3 million and $122.1 million as of September 30, 2018 and June 30, 2018, respectively, none of which was outstanding at either date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or the Federal Reserve Bank of New York.

We had $92.2 million and $99.7 million of loan commitments outstanding as of September 30, 2018 and June 30, 2018, respectively, and $65.2 million and $59.5 million as of September 30, 2018 and June 30, 2018, respectively, of approved, but unadvanced, funds to borrowers. We also had $1.6 million and $1.4 million in outstanding letters of credit at September 30, 2018 and June 30, 2018, respectively.

Time deposits due within one year of September 30, 2018 totaled $180.5 million, a decrease of $2.8 million from $183.3 million as of June 30, 2018. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at September 30, 2018. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. The Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Company is governed by applicable laws and regulations. At September 30, 2018, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $71.1 million.

Capital Resources. The Company and Bank are subject to various regulatory capital requirements administered by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation. At September 30, 2018, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 to the accompanying unaudited financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk".

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. will not have a material impact on the Company’s consolidated financial position, results of operations or disclosures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2018, the Company was not involved in any legal proceedings the outcome of which it believes would be material to its consolidated financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission. As of September 30, 2018, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2018.

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

101

The following materials for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (3)

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

PCSB FINANCIAL CORPORATION

Date: November 9, 2018	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: November 9, 2018	/s/ Scott D. Nogles
Scott D. Nogles
Executive Vice President and Chief Financial Officer