Form 10-Q
period 2018-12-31
PCSB Financial Corp
filed 2019-02-08
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

17,804,039 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of February 6, 2019.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share data)

	December 31,	June 30,
	2018	2018
ASSETS
Cash and due from banks	$141,569	$60,684
Federal funds sold	1,550	1,461
Total cash and cash equivalents	143,119	62,145
Held to maturity debt securities, at amortized cost (fair value of $351,701 and $343,188, respectively)	359,777	353,183
Available for sale debt securities, at fair value	92,686	105,472
Total investment securities	452,463	458,655
Loans receivable, net of allowance for loan losses of $4,943 and $4,904, respectively	904,377	902,336
Accrued interest receivable	4,457	4,358
Federal Home Loan Bank stock	2,385	2,050
Premises and equipment, net	11,429	11,598
Deferred tax asset, net	2,436	2,622
Foreclosed real estate	572	460
Bank-owned life insurance	24,026	23,747
Goodwill	6,106	6,106
Other intangible assets	376	433
Other assets	5,569	5,677
Total assets	$1,557,315	$1,480,187
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,063,211	$1,025,574
Non-interest bearing deposits	162,113	131,883
Total deposits	1,225,324	1,157,457
Mortgage escrow funds	9,085	8,803
Advances from Federal Home Loan Bank	26,279	18,841
Other liabilities	7,845	7,527
Total liabilities	1,268,533	1,192,628
Commitments and contingencies	-	-
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2018 and June 30, 2018)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,712,295 and 18,165,110 shares issued, and 18,490,225 and 18,165,110 shares outstanding as of December 31, 2018 and June 30, 2018)	187	182
Additional paid in capital	180,003	179,045
Retained earnings	131,993	128,365
Unearned compensation - ESOP	(12,594)	(13,083)
Accumulated other comprehensive loss, net of income taxes	(6,471)	(6,950)
Treasury stock, at cost (222,070 shares as of December 31, 2018 and no shares as of June 30, 2018)	(4,336)	-
Total shareholders' equity	288,782	287,559
Total liabilities and shareholders' equity	$1,557,315	$1,480,187

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Interest and dividend income
Loans receivable	$10,321	$9,171	$20,219	$17,989
Investment securities	2,428	2,269	4,794	4,514
Federal funds and other	491	217	836	451
Total interest and dividend income	13,240	11,657	25,849	22,954
Interest expense
Deposits	2,375	1,307	4,431	2,574
FHLB advances	121	164	210	318
Total interest expense	2,496	1,471	4,641	2,892
Net interest income	10,744	10,186	21,208	20,062
Provision for loan losses	6	200	64	335
Net interest income after provision for loan losses	10,738	9,986	21,144	19,727
Noninterest income
Fees and service charges	457	412	875	793
Bank-owned life insurance	139	145	279	294
Gain on sale of securities, net	55	-	55	173
Other	269	135	352	146
Total noninterest income	920	692	1,561	1,406
Noninterest expense
Salaries and employee benefits	5,444	4,870	10,584	9,730
Occupancy and equipment	1,284	1,296	2,525	2,578
Communicating and data processing	482	479	954	970
Professional fees	417	379	786	792
Postage, printing, stationary and supplies	178	142	316	274
FDIC assessment	124	64	217	142
Advertising	131	179	218	344
Amortization of intangible assets	28	33	56	65
Other operating expenses	492	683	932	1,124
Total noninterest expense	8,580	8,125	16,588	16,019
Net income before income tax expense	3,078	2,553	6,117	5,114
Income tax expense	754	2,551	1,464	3,356
Net income	$2,324	$2	$4,653	$1,758
Earnings per common share:
Basic	$0.14	$-	$0.28	$0.10
Diluted	$0.14	$-	$0.28	$0.10
Weighted average common shares:
Basic	16,852,718	16,791,305	16,860,942	16,773,883
Diluted	16,868,464	16,791,305	16,868,815	16,773,883

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income	$2,324	$2	$4,653	$1,758

Other comprehensive (loss) income:

Unrealized gains (losses) on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	506	(717)	353	(930)
Reclassification adjustment for gains realized in net income	(55)	-	(55)	(139)
Net change in unrealized gains/losses	451	(717)	298	(1,069)
Tax effect	(94)	243	(62)	363
Net of tax	357	(474)	236	(706)

Defined benefit pension plan:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain (loss) included in net periodic pension cost	145	181	290	362
Tax effect	(31)	(61)	(61)	(123)
Net of tax	114	120	229	239

Supplemental retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	9	8	18	16
Tax effect	(2)	(2)	(4)	(4)
Net of tax	7	6	14	12

Total other comprehensive income (loss)	478	(348)	479	(455)

Comprehensive income (loss)	$2,802	$(346)	$5,132	$1,303

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated Common Stock of ESOP	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 1, 2018	18,165,110	$182	$179,045	$128,365	$(13,083)	$-	$(6,950)	$287,559
Net income	-	-	-	4,653	-	-	-	4,653
Other comprehensive income	-	-	-	-	-	-	479	479
Common stock dividends declared (1)	-	-	-	(1,025)	-	-	-	(1,025)
Repurchase of common stock	(222,070)	-	-	-	-	(4,336)	-	(4,336)
Restricted stock awards granted	547,185	5	(5)	-	-	-	-	-
Stock-based compensation	-	-	482	-	-	-	-	482
ESOP shares committed to be released (48,838 shares)	-	-	481	-	489	-	-	970
Balance at December 31, 2018	18,490,225	$187	$180,003	$131,993	$(12,594)	$(4,336)	$(6,471)	$288,782

Balance at July 1, 2017	18,165,110	$182	$177,993	$121,148	$(14,262)	$-	$(5,215)	$279,846
Net income	-	-	-	1,758	-	-	-	1,758
Other comprehensive loss	-	-	-	-	-	-	(455)	(455)
Issuance of common stock (2)	-	-	(17)	-	-	-	-	(17)
ESOP shares committed to be released (69,906 shares)	-	-	580	-	699	-	-	1,279
Balance at December 31, 2017	18,165,110	$182	$178,556	$122,906	$(13,563)	$-	$(5,670)	$282,411

(1) Dividends declared were $0.03 and $0.06 per common share for the three and six months ended December 31, 2018, respectively.
(2) Represents costs incurred in association with the Company's initial public offering.

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six Months Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$4,653	$1,758
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	64	335
Depreciation and amortization	591	760
Amortization of net premiums on securities and net deferred loan origination costs	744	941
Net increase in accrued interest receivable	(99)	(308)
Net loss (gain) on sale of foreclosed real estate	(24)	21
Net gains on sales of securities	(55)	(173)
Net gains on sales of real estate	(156)	-
Write-downs on other real estate owned	45	-
Stock-based compensation	482	-
ESOP Compensation	970	1,279
Earnings from cash surrender value of BOLI	(279)	(294)
Net accretion of purchase account adjustments	(188)	(361)
Other adjustments, principally net changes in other assets and liabilities	793	2,416
Net cash provided by operating activities	7,541	6,374
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(42,226)	(27,463)
Available for sale	-	(15,651)
Sales of investment securities available for sale	2,069	6,100
Maturities and calls of investment securities:
Held to maturity	35,346	43,060
Available for sale	10,943	17,603
Principal repayments (disbursement), net	(2,429)	17,792
Purchase of loans	-	(46,657)
Net (purchase) redemption of FHLB stock	(335)	737
Purchases net of sales of bank premises and equipment	(209)	(362)
Proceeds from sale of foreclosed real estate	48	956
Net cash provided by (used in) investing activities	3,207	(3,885)
FINANCING ACTIVITIES
Net increase in deposits	67,867	25,881
Net decrease in short-term FHLB advances	-	(11,818)
Proceeds from long-term FHLB advances	12,500	-
Repayment of long-term FHLB advances	(5,062)	(60)
Net increase in mortgage escrow funds	282	145
Common stock dividends paid	(1,025)	-
Issuance of common stock	-	(17)
Repurchase of common stock	(4,336)	-
Net cash used in financing activities	70,226	14,131
Net increase in cash and cash equivalents	80,974	16,620
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	62,145	60,486
Cash and cash equivalents at end of period	$143,119	$77,106

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) - (Continued)

(amounts in thousands)

	Six Months Ended December 31,
	2018	2017
Supplemental information:
Cash paid for:
Interest	$4,620	$2,844
Income taxes	1,640	2,010
Loans transferred to foreclosed real estate	181	-

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. The Company’s shares of common stock are traded on the NASDAQ Capital Market under the symbol “PCSB”. At December 31, 2018, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

PCSB Bank is a community-oriented financial institution that provides financial services to individuals and businesses within its market area of Putnam, Southern Dutchess, Rockland and Westchester Counties in New York. The Bank is a commercial bank and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s primary regulators are the FDIC and the NYSDFS.

Basis of Presentation:  The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Holding Company, the Bank and the Bank's two subsidiaries – PCSB Funding Corp. and UpCounty Realty Corp. (formerly PCSB Realty Ltd.). PCSB Funding Corp. is a real estate investment trust that holds certain mortgage assets. UpCounty Realty Corp. is a corporation that holds certain properties foreclosed upon by the Bank. On December 31, 2018, in conjunction with the Bank’s charter conversion from a stock savings bank to a commercial bank, the Bank’s wholly-owned subsidiary, PCSB Commercial Bank, merged with and into PCSB Bank. All intercompany transactions and balances have been eliminated in consolidation. Financial information for the periods before the Company’s initial public offering (“IPO”) on April 20, 2017 are those of the Bank and its subsidiaries.

The unaudited consolidated financial statements contained herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the consolidated financial statements contained herein. The annualized results of operations for the current period presented are not necessarily indicative of the results of operations that may be expected for the entire current fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2018, included in the Company's annual report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or equity.

Use of Estimates:  To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

In March 2017, the FASB issued ASU 2017-07 “Compensation – Retirement Benefits”. The ASU requires companies that offer employee defined pension plans, other postretirement benefit plans, or other types of benefit plans accounted for under Topic 715 to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The adoption of ASU 2017-07 resulted in non-service cost credits of $83,000 and $166,000, and $47,000 and $94,000 to be included in other operating expense for the three and six months ended December 31, 2018 and 2017, respectively.

Future Application of Accounting Pronouncements Previously Issued

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. The amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2019, including interim periods within that fiscal year. The Company currently leases eleven branches and two administrative offices. ASU 2016-02 will result in the establishment of a right to use asset and corresponding lease obligation. The impact to the Company’s consolidated financial position has yet to be determined by management, however the ASU is not expected to have a material impact on the Company’s consolidated results of operations or disclosures.

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

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity debt securities at December 31, 2018 and June 30, 2018 were as follows:

	December 31, 2018
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$56,376	$5	$(733)	$55,648
Corporate and other debt securities	8,378	-	(166)	8,212
Mortgage-backed securities – residential	29,576	14	(764)	28,826
Total available for sale	$94,330	$19	$(1,663)	$92,686
Held to maturity:
U.S. Government and agency obligations	$112,545	$22	$(1,696)	$110,871
Corporate and other debt securities	34,037	18	(358)	33,697
Mortgage-backed securities – residential	136,582	42	(3,950)	132,674
Mortgage-backed securities – collateralized mortgage obligations	47,972	-	(1,470)	46,502
Mortgage-backed securities – commercial	28,641	22	(706)	27,957
Total held to maturity	$359,777	$104	$(8,180)	$351,701

	June 30, 2018
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$64,389	$-	$(959)	$63,430
Corporate and other debt securities	8,406	-	(171)	8,235
Mortgage-backed securities – residential	34,619	81	(893)	33,807
Total available for sale	$107,414	$81	$(2,023)	$105,472
Held to maturity:
U.S. Government and agency obligations	$122,048	$-	$(2,274)	$119,774
Corporate and other debt securities	4,000	-	(126)	3,874
Mortgage-backed securities – residential	140,478	32	(4,846)	135,664
Mortgage-backed securities – collateralized mortgage obligations	53,547	-	(1,815)	51,732
Mortgage-backed securities – commercial	33,110	11	(977)	32,144
Total held to maturity	$353,183	$43	$(10,038)	$343,188

During the three and six months ended December 31, 2018, $2.1 million of securities were sold resulting in $55,000 of net realized gains. No securities were sold during the three months ended December 31, 2017. During the six months ended December 31, 2017, $6.6 million of securities were sold resulting in $173,000 of net realized gains. Included in the net realized gain for the six months ended December 31, 2017, was a the disposal of $681,000 of securities classified as held to maturity, resulting in net realized gains of $34,000. These securities were comprised of seasoned mortgage-backed securities where the Company collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments or scheduled payments payable in equal installments, comprising both principal and interest, over the terms.

The following table presents the fair value and carrying amount of debt securities at December 31, 2018, by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(in thousands)
December 31, 2018:
1 year or less	$26,002	$25,792	$18,417	$18,261
1 to 5 years	91,544	90,080	44,337	43,636
5 to 10 years	25,037	24,989	2,000	1,963
Mortgage-backed securities and other	217,194	210,840	29,576	28,826
Total	$359,777	$351,701	$94,330	$92,686

Securities pledged had carrying amounts of $124.7 million and $140.5 million at December 31, 2018 and June 30, 2018, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2018 and June 30, 2018:

	December 31, 2018
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
U.S. Government and agency obligations	$7,893	$(32)	$43,784	$(701)	$51,677	$(733)
Corporate and other debt securities	1,983	(31)	6,229	(135)	8,212	(166)
Mortgage-backed securities – residential	-	-	26,235	(764)	26,235	(764)
Total available for sale	$9,876	$(63)	$76,248	$(1,600)	$86,124	$(1,663)
Held to maturity:
U.S. Government and agency obligations	$14,824	$(169)	$90,026	$(1,527)	104,850	$(1,696)
Corporate and other debt securities	4,971	(65)	3,708	(293)	8,679	(358)
Mortgage-backed securities – residential	25,472	(440)	102,502	(3,510)	127,974	(3,950)
Mortgage-backed securities – collateralized mortgage obligations	2,547	(21)	43,955	(1,449)	46,502	(1,470)
Mortgage-backed securities – commercial	8,662	(55)	17,545	(651)	26,207	(706)
Total held to maturity	$56,476	$(750)	$257,736	$(7,430)	$314,212	$(8,180)

	June 30, 2018
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$41,762	$(569)	$21,668	$(390)	$63,430	$(959)
Corporate and other debt securities	6,258	(148)	1,977.00	(23.00)	8,235	(171)
Mortgage-backed securities – residential	13,397	(379)	14,718	(514)	28,115	(893)
Total available for sale	$61,417	$(1,096)	$38,363	$(927)	$99,780	$(2,023)
Held to maturity
U.S. Government and agency obligations	$46,163	$(871)	$71,611	$(1,403)	$117,774	$(2,274)
Corporate and other debt securities	3,874	(126)	-	-	3,874	(126)
Mortgage-backed securities – residential	102,496	(3,338)	32,490	(1,508)	134,986	(4,846)
Mortgage-backed securities – collateralized mortgage obligations	31,124	(884)	20,608	(931)	51,732	(1,815)
Mortgage-backed securities – commercial	21,762	(582)	8,629	(395.00)	30,391	(977)
Total held to maturity	$205,419	$(5,801)	$133,338	$(4,237)	$338,757	$(10,038)

As of December 31, 2018, the Company’s security portfolio consisted of $452.5 million in securities, of which 237 securities with a fair value of $400.3 million were in an unrealized loss position.

As of June 30, 2018, the Company’s security portfolio consisted of $458.7 million in securities, of which 254 securities with a fair value of $438.5 million were in an unrealized loss position.

There were no securities as of December 31, 2018 or June 30, 2018 for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Management believes the unrealized losses are primarily a result of changes in interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of December 31, 2018 or June 30, 2018.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	December 31,	June 30,
	2018	2018
Mortgage loans:
Residential	$248,575	$250,578
Commercial	499,930	495,265
Construction	16,023	17,352
Net deferred loan origination costs	842	1,041
Total mortgage loans	765,370	764,236
Commercial and consumer loans:
Commercial loans	107,899	104,135
Home equity lines of credit	35,029	37,395
Consumer and overdrafts	321	745
Net deferred loan origination costs	701	729
Total commercial and consumer loans	143,950	143,004
Total loans receivable	909,320	907,240
Allowance for loan losses	(4,943)	(4,904)
Loans receivable, net	$904,377	$902,336

In 2015, the Company completed a merger with CMS Bancorp and its wholly owned subsidiary, CMS Bank. References to acquired loans in this note pertain only to those loans acquired as part of the merger.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31, 2018
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$359	$17	$-	$3	$379
Commercial	3,130	245	(114)	-	3,261
Construction	493	(331)	-	96	258
Commercial loans	825	55	-	-	880
Home equity lines of credit	69	13	-	-	82
Consumer and overdrafts	10	7	(9)	2	10
Acquired:
Residential	73	-	-	-	73
Total	$4,959	$6	$(123)	$101	$4,943

	Three Months Ended December 31, 2017
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$407	$(5)	$-	$-	$402
Commercial	2,709	(23)	-	-	2,686
Construction	1,160	237	(997)	-	400
Commercial loans	889	(45)	-	-	844
Home equity lines of credit	77	(3)	-	-	74
Consumer and overdrafts	-	-	-	-	-
Acquired:
Residential	26	39	-	-	65
Total	$5,268	$200	$(997)	$-	$4,471

	Six Months Ended December 31, 2018
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$386	$(12)	$-	$5	$379
Commercial	3,073	302	(114)	-	3,261
Construction	505	(343)	-	96	258
Commercial loans	780	100	-	-	880
Home equity lines of credit	80	2	-	-	82
Consumer and installment loans	7	15	(16)	4	10
Acquired:
Residential	73	-	-	-	73
Total	$4,904	$64	$(130)	$105	$4,943

	Six Months Ended December 31, 2017
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$360	$59	$(17)	$-	$402
Commercial	2,589	97	-	-	2,686
Construction	1,150	247	(997)	-	400
Commercial loans	949	(105)	-	-	844
Home equity lines of credit	76	(2)	-	-	74
Consumer and installment loans	-	-	-	-	-
Acquired:
Residential	26	39	-	-	65
Total	$5,150	$335	$(1,014)	$-	$4,471

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of December 31, 2018 and June 30, 2018 (in thousands):

	December 31, 2018
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,367	$244,925	$1,283	$248,575	$123	$256	$73	$452
Commercial	1,413	497,044	1,473	499,930	-	3,261	-	3,261
Construction	-	16,023	-	16,023	-	258	-	258
Commercial loans	1,913	105,986	-	107,899	2	878	-	880
Home equity lines of credit	685	34,182	162	35,029	13	69	-	82
Consumer and overdrafts	-	321	-	321	-	10	-	10
Total	$6,378	$898,481	$2,918	$907,777	$138	$4,732	$73	$4,943

	June 30, 2018
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,360	$246,913	$1,305	$250,578	$154	$232	$73	$459
Commercial	1,683	492,105	1,477	495,265	-	3,073	-	3,073
Construction	2,260	15,092	-	17,352	276	229	-	505
Commercial loans	2,451	101,684	-	104,135	9	771	-	780
Home equity lines of credit	360	36,867	168	37,395	12	68	-	80
Consumer and overdrafts	-	745	-	745	-	7	-	7
Total	$9,114	$893,406	$2,950	$905,470	$451	$4,380	$73	$4,904

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by class of loans as of December 31, 2018 and June 30, 2018 (in thousands):

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$1,969	$1,923	$-
Commercial	1,490	1,413	-
Commercial loans	5,164	1,851	-
Home equity lines of credit	665	596	-
With a related allowance recorded:
Residential	384	444	123
Commercial loans	62	62	2
Home equity lines of credit	90	89	13
Total	$9,824	$6,378	$138

	June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$1,659	$1,576	$-
Commercial	1,765	1,683	-
Commercial loans	2,254	2,098	-
Home equity lines of credit	341	341	-
With a related allowance recorded:
Residential	742	784	154
Construction	3,257	2,260	276
Commercial loans	353	353	9
Home equity lines of credit	84	19	12
Total	$10,455	$9,114	$451

The table below presents the average recorded investment and interest income recognized on loans individually evaluated for impairment, by class of loans, for the three and six months ended December 31, 2018 and 2017 (in thousands):

	Three months ended		Three months ended
	December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$1,927	$4	$3,027	$124
Commercial	1,417	13	2,454	27
Commercial loans	2,110	47	3,488	77
Home equity lines of credit	597	1	571	20
With a related allowance recorded:
Residential	445	3	778	3
Construction	1,130	-	3,008	-
Commercial loans	63	1	1,439	13
Home equity lines of credit	89	-	11	-
Total	$7,778	$69	$14,776	$264

	Six Months Ended		Six Months Ended
	December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$1,968	$11	$3,431	$166
Commercial	1,532	26	2,447	54
Construction	-	-	173	17
Commercial loans	2,226	96	4,002	160
Home equity lines of credit	612	9	593	20
With a related allowance recorded:
Residential	446	7	686	7
Construction	1,614	-	3,115	-
Commercial loans	63	1	1,448	31
Home equity lines of credit	89	-	11	-
Total	$8,550	$150	$15,906	$455

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by class of loans as of December 31, 2018 and June 30, 2018 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	December 31,	June 30,	December 31,	June 30,
	2018	2018	2018	2018
Originated:
Residential	$635	$604	$-	$-
Commercial	-	262	-	-
Construction	-	2,260	-	-
Commercial loans	278	788	158	-
Home equity lines of credit	374	45	-	-
Consumer and overdrafts	-	-	-
Acquired:
Residential	1,288	1,308	-	-
Commercial	543	532	-	-
Home equity lines of credit	299	303	-	-
Total	$3,417	$6,102	$158	$-

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans past due over 90 days that are accounted for as purchased credit impaired loans totaling $1.1 million as of both December 31, 2018 and June 30, 2018. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2018 and June 30, 2018 (in thousands):

	December 31, 2018
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$24	$-	$553	$577	$197,263	$197,840
Commercial	-	-	-	-	436,430	436,430
Construction	-	-	-	-	16,023	16,023
Commercial loans	-	-	159	159	107,546	107,705
Home equity lines of credit	18	297	-	315	30,424	30,739
Consumer and overdrafts	-	-	-	-	321	321
Total originated	42	297	712	1,051	788,007	789,058
Acquired:
Residential	116	-	1,488	1,604	49,131	50,735
Commercial	-	-	1,122	1,122	62,378	63,500
Commercial loans	-	-	-	-	194	194
Home equity lines of credit	70	-	296	366	3,924	4,290
Total acquired	186	-	2,906	3,092	115,627	118,719
Total	$228	$297	$3,618	$4,143	$903,634	$907,777

	June 30, 2018
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$-	$394	$210	$604	$194,986	$195,590
Commercial	-	-	262	262	420,320	420,582
Construction	-	-	2,260	2,260	15,092	17,352
Commercial loans	-	-	500	500	102,767	103,267
Home equity lines of credit	-	-	45	45	32,311	32,356
Consumer and overdrafts	-	-	-	-	733	733
Total originated	-	394	3,277	3,671	766,209	769,880
Acquired:
Residential	-	232	1,806	2,038	52,950	54,988
Commercial	-	-	1,112	1,112	73,571	74,683
Commercial loans	-	-	-	-	868	868
Home equity lines of credit	30	-	296	326	4,713	5,039
Consumer and overdrafts	-	-	-	-	12	12
Total acquired	30	232	3,214	3,476	132,114	135,590
Total	$30	$626	$6,491	$7,147	$898,323	$905,470

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

As of December 31, 2018 and June 30, 2018, the Company had 13 and 12 loans classified as troubled debt restructurings totaling $4.0 million and $3.8 million, respectively. The Company has allocated $130,000 and $139,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2018 and June 30, 2018 and has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The Company modified two loans with a total carrying amount of $428,000, one residential mortgage and one home equity line of credit, in troubled debt restructurings during the six months ended December 31, 2018. The Company did not modify any loans as troubled debt restructuring during the three months ended December 31, 2018 or during the three or six months ended December 31, 2017.

The Company had no troubled debt restructurings for which there was a payment default in the three or six months ended December 31, 2018 that were modified in the twelve months prior to default. There were two troubled debt restructuring with a total carrying amount of $1.1 million at December 31, 2017 for which there was a payment default in the six months ended December 31, 2017 and resulted in $66,000 increase to the allowance for loan losses. One default with a carrying amount of $823,000, has been cured as of December 31, 2017. There were no such defaults during the three months ended December 31, 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$196,542	$553	$745	$-	$197,840
Commercial	436,290	-	140	-	436,430
Construction	16,023	-	-	-	16,023
Commercial loans	103,489	158	4,058	-	107,705
Home equity lines of credit	30,200	165	374	-	30,739
Consumer and overdrafts	321	-	-	-	321
Total originated	782,865	876	5,317	-	789,058
Acquired:
Residential	47,934	358	2,443	-	50,735
Commercial	60,653	831	2,016	-	63,500
Commercial loans	188	6	-	-	194
Home equity lines of credit	3,828	71	391	-	4,290
Total acquired	112,603	1,266	4,850	-	118,719
Total	$895,468	$2,142	$10,167	$-	$907,777

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$194,341	$571	$678	$-	$195,590
Commercial	418,370	-	2,212	-	420,582
Construction	15,092	-	2,260	-	17,352
Commercial loans	98,205	167	4,895	-	103,267
Home equity lines of credit	32,167	144	45	-	32,356
Consumer and overdrafts	733	-		-	733
Total originated	758,908	882	10,090	-	769,880
Acquired:
Residential	51,858	249	2,881	-	54,988
Commercial	71,832	842	2,009	-	74,683
Commercial loans	857	11	-	-	868
Home equity lines of credit	4,641	-	398	-	5,039
Consumer and overdrafts	12	-	-	-	12
Total acquired	129,200	1,102	5,288	-	135,590
Total	$888,108	$1,984	$15,378	$-	$905,470

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of December 31, 2018 and June 30, 2018 is as follows (in thousands):

	December 31,	June 30,
	2018	2018
Residential	$1,210	$1,232
Commercial	1,473	1,477
Home equity lines of credit	162	168
Carrying amount, net of allowance of $73 and $73, respectively	$2,845	$2,877

The allowance for loan losses on purchased credit impaired loans was unchanged during the three and six months ended December 31, 2018.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Beginning balance	$232	$532	$245	$578
New loans acquired	-	-	-	-
Accretion income	(13)	(46)	(26)	(92)
Reclassification from non-accretable difference	-	-	-	-
Disposals	-	-	-	-
Ending balance	$219	$486	$219	$486

Note 5. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at October 1, 2018	$(1,657)	$(5,035)	$(257)	$(6,949)
Other comprehensive income before reclassifications	506	-	-	506
Amounts reclassified from accumulated other comprehensive income	(55)	145	9	99
Less tax effect	(94)	(31)	(2)	(127)
Net other comprehensive income	357	114	7	478
Balance at December 31, 2018	$(1,300)	$(4,921)	$(250)	$(6,471)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at October 1, 2017	$(195)	$(4,883)	$(244)	$(5,322)
Other comprehensive loss before reclassifications	(717)	-	-	(717)
Amounts reclassified from accumulated other comprehensive income	-	181	8	189
Less tax effect	243	(61)	(2)	180
Net other comprehensive (loss) income	(474)	120	6	(348)
Balance at December 31, 2017	$(669)	$(4,763)	$(238)	$(5,670)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2018	$(1,536)	$(5,150)	$(264)	$(6,950)
Other comprehensive income before reclassifications	353	-	-	353
Amounts reclassified from accumulated other comprehensive income	(55)	290	18	253
Tax effect	(62)	(61)	(4)	(127)
Net other comprehensive income	236	229	14	479
Balance at December 31, 2018	$(1,300)	$(4,921)	$(250)	$(6,471)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2017	$37	$(5,002)	$(250)	$(5,215)
Other comprehensive loss before reclassifications	(930)	-	-	(930)
Amounts reclassified from accumulated other comprehensive income	(139)	362	16	239
Tax effect	363	(123)	(4)	236
Net other comprehensive (loss) income	(706)	239	12	(455)
Balance at December 31, 2017	$(669)	$(4,763)	$(238)	$(5,670)

Note 6. Post-Retirement Benefits

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

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three and six months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended		Three Months Ended
	December 31, 2018		December 31, 2017
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$147	$-	$107
Interest cost	250	26	242	25
Expected return on plan assets	(513)	-	(503)	-
Amortization of prior net loss	145	9	-	-
Amortization of prior service cost	-	-	181	8
Net periodic (benefit) cost	$(118)	$182	$(80)	$140

	Six Months Ended		Six Months Ended
	December 31, 2018		December 31, 2017
	Defined Benefit Plan	Supplemental Retirement Plan	Defined Benefit Plan	Supplemental Retirement Plan
Service cost	$-	$295	$-	$220
Interest cost	500	52	484	50
Expected return on plan assets	(1,026)	-	(1,006)	-
Amortization of prior net loss	290	18	-	0
Amortization of prior service cost	-	-	362	16
Net periodic (benefit) cost	$(236)	$365	$(160)	$286

The Company made no contributions to the defined benefit plan during the three and six months ended December 31, 2018 and expects to make no contributions to the plan for the year ending June 30, 2019.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Company employees. On April 20, 2017 Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.5% at December 31, 2018). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2018 was $12.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032.

Shares held by the ESOP include the following (dollars in thousands):

	December 31, 2018	June 30, 2018
Allocated to participants	193,762	144,923
Unearned	1,259,447	1,308,286
Total ESOP shares	1,453,209	1,453,209

Fair value of unearned shares	$24,635	$25,996

Total compensation expense recognized in connection with the ESOP for the three and six months ended December 31, 2018 was $477,000 and $970,000, respectively, and for the three and six months ended December 31, 2017 $672,000 and $1.3 million, respectively.

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

Derivatives: The Company’s derivative assets and liabilities consist of transactions as part of management’s strategy to manage interest rate risk. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2018
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$55,648	$-	$55,648
Corporate and other debt securities	-	8,212	-	8,212
Mortgage-backed securities – residential	-	28,826	-	28,826
Derivatives – interest rate contracts	-	343	-	343
Total assets at fair value	$-	$93,029	$-	$93,029

Derivatives – interest rate contracts	$-	$343	$-	$343
Total liabilities at fair value	$-	$343	$-	$343

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$526	$526
Commercial loans	-	-	62	62
Home equity lines of credit	-	-	88	88
Foreclosed real estate	-	-	572	572
Total assets at fair value	$-	$-	$1,248	$1,248

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2018
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$63,430	$-	$63,430
Corporate and other debt securities	-	8,235	-	8,235
Mortgage-backed securities – residential	-	33,807	-	33,807
Total assets at fair value	$-	$105,472	$-	$105,472

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$688	$688
Construction	-	-	1,984	1,984
Commercial loans	-	-	845	845
Home equity lines of credit	-	-	7	7
Foreclosed real estate	-	-	460	460
Total assets at fair value	$-	$-	$3,984	$3,984

There were no transfers between levels within the fair value hierarchy during the three and six months ended December 31, 2018 and 2017.

Impaired loans in the preceding table had a carrying amount of $676,000, and a remaining valuation allowance of $131,000 at December 31, 2018, as compared to $3.9 million and $451,000, respectively, as of June 30, 2018. Impaired loans measured at fair value incurred no net charge-offs and resulted in an additional credit for loan losses of $7,000 during the six months ended December 31, 2018. Impaired loans measured at fair value as of December 31, 2017 incurred $997,000 of net charge-offs and resulted in an additional provision for loan losses of $405,000 during the six months ended December 31, 2017.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at December 31, 2018 and June 30, 2018 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
December 31, 2018:
Impaired loans - residential mortgages	$526	Discounted cash flow	Discount rate	5.4% to 6.3%
		Sales contract	Discount to sales contract	-24.3% to -10.3%
Impaired loans - commercial loans	62	Discounted cash flow	Discount rate	7.0% to 7.5%
Impaired loans - home equity lines of credit	88	Discounted cash flow	Discount rate	6.3%
		Sales contract	Discount to sales contract	-24.3% to -10.3%
Foreclosed real estate	572	Sales comparison	Adjustments for differences in sales comparables	-25.0% to 45.0%

June 30, 2018:
Impaired loans - residential mortgages	$688	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 20.9%
		Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - construction	1,984	Sales contract	Discount to sales contract	9.8%
Impaired loans - commercial loans	845	Discounted cash flow	Discount rate	5.3% to 7.5%
		Sales contract	Discount to sales contract	9.8%
Impaired loans - home equity lines of credit	7	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 20.9%
		Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	460	Sales comparison	Adjustments for differences in sales comparables	-8.1% to -0.4%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities (in thousands) (none of which are held for trading purposes):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2018:
Financial assets:
Cash and cash equivalents	$143,119	$143,119	$-	$-	$143,119
Investment securities held to maturity	359,777	-	351,701	-	351,701
Investment securities available for sale	92,686	-	92,686	-	92,686
Loans receivable, net	904,377	-	-	884,574	884,574
Accrued interest receivable	4,457	-	1,366	3,091	4,457
Federal Home Loan Bank stock	2,385	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	343	-	343	-	343
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	803,970	803,970	-	-	803,970
Time deposits	421,354	-	424,037	-	424,037
Mortgage escrow funds	9,085	9,085	-	-	9,085
FHLB advances	26,279	-	26,299	-	26,299
Derivative liabilities - interest rate contracts	343	-	343	-	343
June 30, 2018:
Financial assets:
Cash and cash equivalents	$62,145	$62,145	$-	$-	$62,145
Investment securities held to maturity	353,183	-	343,188	-	343,188
Investment securities available for sale	105,472	-	105,472	-	105,472
Loans receivable, net	902,336	-	-	882,319	882,319
Accrued interest receivable	4,358	-	1,402	2,956	4,358
Federal Home Loan Bank stock	2,050	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	765,084	765,084	-	-	765,084
Time deposits	392,373	-	394,205	-	394,205
Mortgage escrow funds	8,803	8,803	-	-	8,803
FHLB advances	18,841	-	20,574	-	20,574

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

Note 8. Regulatory Capital

The following is a summary of the Company’s and Bank’s actual capital amounts and ratios as of December 31, 2018 and June 30, 2018, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands):

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018:
PCSB Bank
Leverage (Tier 1)	$205,731	13.8%	$59,702	4.0%	$74,628	5.0%
Risk-based:
Common Tier 1	205,731	20.7	44,406	4.5	64,141	6.5
Tier 1	205,731	20.7	59,208	6.0	78,943	8.0
Total	210,674	21.2	78,973	8.0	98,679	10.0
PCSB Financial Corporation
Leverage (Tier 1)	N/A	N/A	N/A	N/A	N/A	N/A
Risk-based:
Common Tier 1	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1	N/A	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	N/A	N/A	N/A	N/A

June 30, 2018:
PCSB Bank
Leverage (Tier 1)	$200,488	13.6%	$58,924	4.0%	$73,655	5.0%
Risk-based:
Common Tier 1	200,488	21.1	42,745	4.5	61,743	6.5
Tier 1	200,488	21.1	56,994	6.0	75,991	8.0
Total	205,392	21.6	75,991	8.0	94,989	10.0
PCSB Financial Corporation
Leverage (Tier 1)	$287,991	19.5%	$58,948	4.0%	N/A	N/A
Risk-based:
Common Tier 1	287,991	30.3	42,783	4.5	N/A	N/A
Tier 1	287,991	30.3	57,044	6.0	N/A	N/A
Total	292,895	30.8	76,058	8.0	N/A	N/A

In addition to the ratios above, the Basel III Capital Rules have established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019).

Management believes that as of December 31, 2018 and June 30, 2018, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer of 1.875% and 1.250% as of December 31, 2018 and June 30, 2018, respectively. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification. As a result of recent regulatory reform, the Company is no longer subject to consolidated capital requirements, as the Company’s total consolidated assets do not exceed $3 billion, and thus the consolidated capital ratios are no longer required to be disclosed in the financial statements.

Note 9. Earnings Per Share

Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted EPS is calculated in a similar manner, except that the denominator includes the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method.

The following table provides factors used in the earnings per share computation for the three and six months ended December 31, 2018 and 2017.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(dollars in thousands, except share and per share data)
Net income applicable to common stock	$2,324	$2	$4,653	$1,758

Average number of common shares outstanding	18,124,242	18,165,110	18,144,676	18,165,110
Less: Average unallocated ESOP shares	(1,271,524)	(1,373,805)	(1,283,734)	(1,391,227)
Average number of common shares outstanding used to calculate basic earnings per common share	16,852,718	16,791,305	16,860,942	16,773,883

Effect of equity-based awards	15,746	-	7,873	-
Average number of common shares outstanding used to calculate diluted earnings per common share	16,868,464	16,791,305	16,868,815	16,773,883

Earnings per common share:
Basic	$0.14	$-	$0.28	$0.10
Diluted	$0.14	$-	$0.28	$0.10

Stock options for 1,339,293 shares of common stock were not considered in computing diluted earnings per common share for both the three and six months ended December 31, 2018 because they were antidilutive. There were no potentially dilutive common stock equivalents during the three or six months ended December 31, 2017.

Note 10. Derivatives and Hedging

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

The Company had no interest rate swaps at June 30, 2018. The following table presents summary information about the interest rate swaps as of December 31, 2018:

December 31,
(dollars in thousands)	2018
Notional amounts	$16,648
Weighted average pay rates	4.40%
Weighted average receive rates	4.40%
Weighted average maturity	9.83 years
Fair value of combined interest rate swaps	$-

Note 11. Revenue From Contracts With Customers

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
4.	Allocate the transaction price to performance obligations in the contract
5.	Recognize revenue when (or as) the Company satisfies a performance obligation

The Company’s in-scope revenue streams that are subject to the accounting standard are: (1) fees and service charges on deposit accounts (including interchange fees), which, are included on the Consolidated Statements of Operations as “Fees and service charges” and (2) gains on the sale of foreclosed real estate. For the three and six months ended December 31, 2018 fees and services charges totaled $457,000 and $875,000, of which and $424,000 and $816,000, respectively, were in-scope revenue streams. For the three and six months ended December 31, 2017 fees and services charges totaled $412,000 and $793,000, of which $309,000 and $600,000, respectively, were in-scope revenue streams.

Fees and Service Charges on Deposit Accounts. The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfied the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance. For the three and six months ended December 31, 2018 fees and service charges on deposit accounts were $310,000 and $597,000, and for the three and six months ended December 31, 2017 fees and service charges on deposit accounts were $211,000 and $407,000, respectively.

Interchange Income. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. For the three and six months ended December 31, 2018 interchange income was $114,000 and $219,000, and for the three and six months ended December 31, 2017 interchange income was $98,000 and $193,000, respectively.

Gain/Losses on Sales of Foreclosed Real Estate. The Company records a gain or loss from the sale of foreclosed real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed real estate asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. The Company recorded $24,000 and $14,000 gains on sale of foreclosed real estate for the three and six months ended December 31, 2018 or 2017, respectively.

Note 12. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Concurrent with the approval of the Plan, on October 24, 2018, 431,039 stock options and 183,884 restricted stock awards (“RSAs”) were granted to non-employee directors. Additionally, on November 14, 2018 the Board of Directors approved employee grants of 908,254 stock options and 363,301 RSAs. All grants of stock options and RSAs have a 5-year vesting period. Total compensation cost that has been charged against income for the Plan was $482,000 for the three and six months ended December 31, 2018.

Restricted Stock Awards

RSAs provide for the issuance of shares to both employees and non-employee directors. These awards generally vest over a 5-year period, with 20% vesting each year on the anniversary of the award, however may not vest more rapidly than over a three-year period. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,604, of which 547,185 shares were issued as of December 31, 2018.

The following table presents a summary of RSA activity during the period ended December 31, 2018.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested allocated shares outstanding at July 1, 2018	-	$-
Shares granted	547,185	19.02
Shares vested	-	-
Shares forfeited	-	-
Unvested allocated shares at December 31, 2018	547,185	$19.02

As of December 31, 2018, there was $9.8 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.9 years.

Stock Option Awards

Stock options awarded to employees under the Plan are considered incentive stock options (ISOs), up to applicable limits. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Those issued to non-employee directors, as well as those exceeding ISO limitations, are considered non-qualified stock options (NQSOs). Options generally vest over a 5-year period, with 20% vesting each year on the anniversary of the award, however may not vest more rapidly than over a three-year period, and have a contractual term of 10 years. The Company has a policy of using shares held as a treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy the current level of exercisable share options.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatilities of a peer group of publicly-traded financial institutions. The expected term of options granted is based on the simplified “mid-point” approach which utilizes the weighted average vesting period and contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted during the current year was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	3.03%
Expected term	6.50
Expected stock price volatility	18.26%
Dividend yield	0.63%
Weighted average fair value of options granted	$4.61

As of December 31, 2018, there was $6.0 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.9 years.

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
	(dollars in thousands, except share and per share data)
Options outstanding at July 1, 2018	-	$-		$-
Options granted	1,339,293	19.04
Options expired	-	-
Options exercised	-	-
Options outstanding at December 31, 2018	1,339,293	$19.04	9.9	$701

Fully vested and expected to vest	1,339,293	$19.04	9.9	$701
Exercisable at December 31, 2018	-	$-		$-

Note 13. Subsequent Events

Subsequent to December 31, 2018, the Company repurchased 686,186 shares of common stock, at an average cost of $20.36 per share, resulting in a total of 908,256 shares repurchased, at an average cost of $20.15, which completes the Company’s current stock repurchase plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at December 31, 2018 and June 30, 2018, and results of operations for the three and six months ended December 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2018.

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

Comparison of Financial Condition at December 31, 2018 and June 30, 2018

Total Assets. Total assets increased $77.1 million, or 5.2%, to $1.56 billion at December 31, 2018 from $1.48 billion at June 30, 2018. The increase is primarily the result of increases of $81.0 million in cash and cash equivalents and $2.0 million in net loans receivable, partially offset by a decrease of $6.2 million in total investment securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $81.0 million, or 130.3%, to $143.1 million at December 31, 2018 from $62.1 million at June 30, 2018. The increase was primarily attributable to a $67.9 million increase in deposits, a $7.5 million increase in FHLB advances and a $12.8 million decrease in available for sale securities, partially offset by a $6.6 million increase in held to maturity securities and a $2.0 million increase in loans receivable.

Securities Held-to-Maturity. Total securities held to maturity increased $6.6 million, or 1.9%, to $359.8 million at December 31, 2018 from $353.2 million at June 30, 2018. This increase was primarily caused by $42.2 million of purchases, which includes $30.0 million of corporate bonds, partially offset by $22.1 million in amortization of mortgage-backed securities, and $13.5 million of maturities of U.S. government and agency obligations.

Securities Available for Sale. Total securities available for sale decreased $12.8 million, or 12.1%, to $92.7 million at December 31, 2018 from $105.5 million at June 30, 2018. This decline was primarily due to $8.0 million of net maturities of U.S. government and agency obligations, $5.0 million of amortization of mortgage backed securities, net of sales, offset by a $298,000 decrease in net unrealized losses.

Net Loans Receivable. Net loans receivable increased $2.0 million, or 0.2%, to $904.3 million at December 31, 2018 from $902.3 million at June 30, 2018. The increase was the result of $75.3 million of originations, partially offset by $73.3 million of net amortization and prepayments on the remaining portfolio, including $25.0 million of loan prepayments on four commercial mortgage loans and one residential mortgage loan.

Deposits. Total deposits increased $67.9 million, or 5.9% to $1.23 billion at December 31, 2018 from $1.16 billion at June 30, 2018. This increase primarily reflects increases of $71.3 million in money market accounts, $30.2 million in demand deposits, $29.0 million in time deposits and $5.4 million in NOW accounts, partially offset by decrease of $68.0 million in savings accounts. The increase in total deposits included a $7.5 million net increase in brokered time deposits and a transient balance of $28.4 million in one non-interest bearing customer account, the majority of which has been withdrawn from the Bank as of the filing date of this Form 10-Q. Excluding this transient balance, deposit growth year to date is $39.5 million or 3.4%.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $7.5 million, or 39.5%, to $26.3 million at December 31, 2018 from $18.8 million at June 30, 2018. The increase is primarily due to $12.5 million of additional long-term advances offset by $5.1 million in maturities and paydowns.

Total Shareholders’ Equity. Total shareholders’ equity increased $1.2 million, or 0.4%, to $288.8 million at December 31, 2018 from $287.6 million at June 30, 2018. This increase was primarily due to net income of $4.7 million and a $970,000 reduction in unearned ESOP shares for plan shares earned during the period, partially offset by the repurchase of $4.3 million in common stock and $1.0 million of cash dividends paid in the current year. As of   December 31, 2018, the Company had repurchased 222,070 shares, at an average cost of $19.52 per share, which represents 24% of the 908,256 shares authorized for repurchase under the existing plan. At December 31, 2018, the Company’s book value per share and tangible book value per share were $15.62 and $15.27, respectively, compared to $15.83 and $15.47, respectively, at June 30, 2018. At December 31, 2018, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Comparison of Operating Results for the Three Months Ended December 31, 2018 and 2017

General. Net income was $2.3 million for the three months ended December 31, 2018 compared to $2,000 for the three months ended December 31, 2017. The increase was primarily due to a $1.8 million decrease in income tax expense, a $558,000 increase in net interest income, a $228,000 increase in non-interest income and a $194,000 decrease in the provision for loan losses, partially offset by a $455,000 increase in non-interest expense.

Net Interest Income. Net interest income increased $558,000, or 5.5%, to $10.7 million for the three months ended December 31, 2018 compared to $10.2 million for the three months ended December 31, 2017. The increase primarily reflects a $79.5 million increase in total average interest-earning assets. The net interest margin was 3.00% for the three months ended December 31, 2018 unchanged from the three months ended December 31, 2017, as asset growth and a higher yielding asset mix offset the increased cost of funds driven by higher market interest rates. The increase in average net interest-earning assets primarily reflects the loan portfolio growth.

Interest and Dividend Income. Interest and dividend income increased $1.5 million, or 13.6%, to $13.2 million for the three months ended December 31, 2018 compared to a $11.7 million for the three months ended December 31, 2017. The increase primarily reflects a $79.5 million increase in total average interest-earning assets and a 25 basis point increase in the yield on total interest-earning assets. The increase in yield is due to the shift from generally lower yielding investment securities to generally higher yielding loans, as well as the increase in market interest rates.

Interest income on loans receivable increased $1.2 million, or 12.5%, primarily due to an $81.8 million increase in the average balance of loans receivable to $909.4 million for the three months ended December 31, 2018 from $827.6 million for the same period last year, and a 10 basis point increase in the average yield on loans to 4.53% for the three months ended December 31, 2018 from 4.43% for the same period last year.

Interest income on securities increased $159,000, or 7.0%, primarily due to a 29 basis point increase in the average yield on securities to 2.21% for the three months ended December 31, 2018 from 1.92% for the same period last year, partially offset by a $33.7 million decrease in the average balance of securities. The increase in the yield on securities was primarily due to an increase in market interest rates.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, increased $274,000, or 126.3%, due primarily to a $31.5 million increase in the average balance of the interest-earning assets to $85.9 million for the three months ended December 31, 2018 from $54.4 million for the same period last year, and a 69 basis point increase in the average yield on other interest-earning assets to 2.27% for the three months ended December 31, 2018 from 1.58% for the same period last year. The increase in the yield on other interest-earning assets was due primarily to an increase in market interest rates.

Interest Expense. Interest expense increased $1.0 million, or 69.7%, to $2.5 million for the three months ended December 31, 2018 compared to $1.5 million for the three months ended December 31, 2017. The increase primarily reflects a 35 basis point increase in the average cost of interest-bearing liabilities to 0.94% for the three months ended December 31, 2018 from 0.59% for the same period last year, and a $66.8 million increase in the average balance on interest bearing liabilities.

Interest expense on interest-bearing deposits increased $1.1 million, or 81.7%, primarily due to a 37 basis point increase in the average cost of interest- bearing deposits to 0.91% for the three months ended December 31, 2018 from 0.54% for the same period last year, and an $80.0 million increase in the average balance to $1.04 billion for the three months ended December 31, 2018 from $957.8 million for the three months ended December 31, 2017. The increase in the average rate paid on interest-bearing deposits was primarily caused by an 80 basis point increase in the average rate paid on money market accounts, and a 56 basis point increase in the average rate paid on time deposits as the Bank offered increased rates on these deposits due to the increase in market interest rates.

Interest expense on Federal Home Loan Bank advances decreased $43,000, or 26.2%, primarily due to a $13.2 million decrease in the average balance to $22.1 million for the three months ended December 31, 2018 from $35.3 million for the same period last year, partially offset by a 30 basis point increase in the average cost to 2.15% for the three months ended December 31, 2018 from 1.85% for the same period last year. The increase in the average cost is primarily due to higher rates on new borrowings and the maturity of lower cost borrowings.

Provision for Loan Losses. The provision for loan losses decreased by $194,000 to $6,000 for the three months ended December 31, 2018, compared to $200,000 for the three months ended December 31, 2017. Charge-offs, net of recoveries, were $22,000 for the three months ended December 30, 2018 compared to $997,000 for the three months ended December 31, 2017. In the prior year period, the Company recorded a $997,000 charge-off of a specific reserve recorded on a construction loan. Loans classified as substandard decreased $8.1 million, or 44.3%, to $10.2 million as of December 31, 2018, from $18.3 million at December 31, 2017. Non-performing loans as a percent of total loans receivable was 0.39% as of December 31, 2018, a decrease from 0.97% as of December 31, 2017.

Non-Interest Income. Non-interest income increased $228,000, or 32.9% to $920,000 for the three months ended December 31, 2018 compared to a $692,000 for the three months ended December 31, 2017. The increase was caused primarily by a $155,000 gain on the sale of bank premises, a $55,000 gain on the sale of securities, and $76,000 of swap income recorded in the current period, partially offset by $99,000 of loan-related income recorded in the prior year quarter.

Non-Interest Expense. Non-interest expense increased $455,000, or 5.6%, to $8.6 million for the three months ended December 31, 2018 compared to $8.1 million for the three months ended December 31, 2017. The increase was caused primarily by a $574,000 increase in salaries and employee benefits, partially offset by a $110,000 decrease in losses on a receivable. The increase in salaries and employee benefits was primarily due to $482,000 of stock-based compensation expense recorded in the current quarter, as well as a $199,000 increase in salaries as a result of additional staffing, partially offset by lower retirement and medical benefits costs.

Income Tax Expense. Income tax expense decreased $1.8 million, or 70.4%, to $754,000 for the three months ended December 31, 2018 from $2.6 million for the three months ended December 31, 2017. The decrease was caused primarily by a $1.8 million one-time deferred tax remeasurement charge recorded in the prior year period in conjunction with the passing of the Tax Cuts and Job Act, which reduced corporate income tax rates from 34% to 21%. The effective income tax rate was 24.5% for the three months ended December 31, 2018 compared to 31.3% for the three months ended December 31, 2017. Excluding the effect of the one-time charge in the prior year, the Company fully realized the benefits of the reduction in the Federal corporate income tax rate from 34% to 21%, which became effective in January 2018.

Comparison of Operating Results for the Six Months Ended December 31, 2018 and 2017

General. Net income increased $2.9 million, or 164.7%, to $4.7 million for the six months ended December 31, 2018 compared to $1.8 million for the six months ended December 31, 2017. The increase was primarily due to a $1.9 million decrease in income tax expense, a $1.1 million increase in net interest income, a $271,000 decrease in the provision for loan losses, and a $155,000 increase in non-interest income, partially offset by a $569,000 increase in non-interest expense.

Net Interest Income. Net interest income increased $1.1 million, or 5.7%, to $21.2 million for the six months ended December 31, 2018 compared to $20.1 million for the six months ended December 31, 2017. The increase primarily reflects a $67.5 million increase in average interest-earning assets and a 2 basis point increase in the net interest margin to 2.97% for the six months ended December 31, 2018 compared to 2.95% for the six months ended December 31, 2017. The increase in average net interest-earning assets primarily reflects the loan portfolio growth, and an increase in other interest-earning assets, partially offset by a decrease in investment securities.

Interest and Dividend Income. Interest and dividend income increased $2.8 million, or 12.6%, to $25.8 million for the six months ended December 31, 2018 compared to a $23.0 million for the six months ended December 31, 2017. The increase primarily reflects a $67.5 million increase in total average interest-earning assets and a 24 basis point increase in the yield on total interest-earning assets. The increase in yield is due to the increase in market interest rates, as well as the shift from generally lower yielding investment securities to generally higher yielding loans.

Interest income on loans receivable increased $2.2 million, or 12.4%, primarily due to an $85.8 million increase in the average balance of loans receivable to $906.2 million for the six months ended December 31, 2018 from $820.4 million for the same period last year, and an 8 basis point increase in the average yield on loans to 4.46% for the six months ended December 31, 2018 from 4.38% for the same period last year.

Interest income on securities increased $280,000, or 6.2%, primarily due to a 27 basis point increase in the average yield on securities to 2.15% for the six months ended December 31, 2018 from 1.88% for the same period last year, partially offset by a $33.0 million decrease in the average balance of securities. The increase in the yield on securities was primarily due to an increase in market interest rates.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, increased $385,000, or 85.4%, due primarily to a 72 basis point increase in the average yield on other interest-earning assets to 2.17% for the three months ended December 31, 2019 from 1.45% for the same period last year, and due to $14.7 million increase in the average balance of the interest-earning assets. The increase in the yield on other interest-earning assets was due primarily to an increase in market interest rates. The increase in average balances is a result of investing securities cash inflows into loan growth.

Interest Expense. Interest expense increased $1.7 million, or 60.5%, to $4.6 million for the six months ended December 31, 2018 compared to $2.9 million for the six months ended December 31, 2017. The increase primarily reflects a 29 basis point increase in the average cost of interest-bearing liabilities to 0.87% for the six months ended December 31, 2018 from 0.58% for the same period last year, and a $58.0 million increase in the average balance on interest bearing liabilities.

Interest expense on interest-bearing deposits increased $1.9 million, or 72.1%, primarily due to a 32 basis point increase in the average cost of deposits to 0.85% for the six months ended December 31, 2018 from 0.53% for the same period last year, and a $75.9 million increase in the average balance to $1.04 billion for the six months ended December 31, 2018 from $959.5 million for the six months ended December 31, 2017. The increase in the average rate paid on interest-bearing deposits was caused primarily by a 75 basis point increase in the average rate paid on money market accounts and a 50 basis point increase in the average rate paid on time deposits as the Bank offered increased rates on these deposits due to the increase in market interest rates.

Interest expense on Federal Home Loan Bank advances decreased $108,000, or 34.0%, primarily due to a $17.8 million decrease in the average balance to $20.5 million for the six months ended December 31, 2018 from $38.3 million for the same period last year, partially offset by a 38 basis point increase in the average cost to 2.03% for the six months ended December 31, 2018 from 1.65% for the same period last year. The increase in the average cost is primarily due to higher rates on new borrowings and the maturity of lower cost borrowings.

Provision for Loan Losses. The provision for loan losses decreased by $271,000 to $64,000 for the six months ended December 31, 2018, compared to $335,000 for the six months ended December 31, 2017. Charge-offs, net of recoveries, were $25,000 for the six months ended December 30, 2018 compared to $1.0 million for the six months ended December 31, 2017.

Non-Interest Income. Non-interest income increased $155,000, or 11.0% to $1.6 million for the six months ended December 31, 2018 compared to a $1.4 million for the six months ended December 31, 2017. The increase was caused primarily by a $155,000 gain on the sale of bank premises and $147,000 of swap income, partially offset by a decrease of $118,000 in gain on the sale of securities.

Non-Interest Expense. Non-interest expense increased $569,000, or 3.6%, to $16.6 million for the six months ended December 31, 2018 compared to $16.0 million for the six months ended December 31, 2017. The increase was caused primarily by an $854,000 increase in salaries and employee benefits, partially offset by decreases of $126,000 in advertising, $110,000 in losses on a receivable and $49,000 in other non-interest expenses. The increase in salaries and employee benefits was primarily due to $482,000 of stock-based compensation expense recorded in the current year, as well as a $527,000 increase in salaries as a result of additional staffing, partially offset by lower retirement and medical benefits costs.

Income Tax Expense. Income tax expense decreased $1.9 million, or 56.4%, to $1.5 million for the six months ended December 31, 2018 from $3.4 million for the six months ended December 31, 2017. The decrease was caused primarily by a $1.8 million one-time deferred tax remeasurement charge recorded in the prior year in conjunction with the passing of the Tax Cuts and Job Act, which reduced corporate income tax rates from 34% to 21%. The effective income tax rate was 23.9% for the six months ended December 31, 2018 compared to 31.4% for the six months ended December 31, 2017. Excluding the effect of the one-time charge in the prior year, the Company fully realized the benefits of the reduction in the Federal corporate income tax rate from 34% to 21%, which became effective in January 2018.

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

	Three Months Ended December 31,
	2018			2017
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$909,368	$10,321	4.53%	$827,614	$9,171	4.43%
Investment securities	439,919	2,428	2.21	473,641	2,269	1.92
Other interest-earning assets	85,874	491	2.27	54,388	217	1.58
Total interest-earning assets	1,435,161	13,240	3.69	1,355,643	11,657	3.44
Non-interest-earning assets	57,567			58,665
Total assets	$1,492,728			$1,414,308

Liabilities and equity:
NOW accounts	$116,381	52	0.18	$112,147	48	0.17
Money market accounts	101,078	280	1.10	29,014	22	0.30
Savings accounts and escrow	416,687	252	0.24	509,888	309	0.24
Time deposits	403,652	1,791	1.76	306,756	928	1.20
Total interest-bearing deposits	1,037,798	2,375	0.91	957,805	1,307	0.54
Federal Home Loan Bank advances	22,106	121	2.15	35,293	164	1.85
Total interest-bearing liabilities	1,059,904	2,496	0.94	993,098	1,471	0.59
Non-interest-bearing deposits	135,470			130,614
Other non-interest-bearing liabilities	6,506			7,765
Total liabilities	1,201,880			1,131,477
Total equity	290,848			282,831
Total liabilities and equity	$1,492,728			$1,414,308

Net interest income		$10,744			$10,186
Interest rate spread (1)			2.75			2.85
Net interest margin (2)			3.00			3.00
Average interest-earning assets to interest-bearing liabilities	135.40%			136.51%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six Months Ended December 31,
	2018			2017
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$906,194	$20,219	4.46%	$820,429	$17,989	4.38%
Investment securities	446,795	4,794	2.15	479,833	4,514	1.88
Other interest-earning assets	76,548	836	2.17	61,822	451	1.45
Total interest-earning assets	1,429,537	25,849	3.61	1,362,084	22,954	3.37
Non-interest-earning assets	53,731			58,453
Total assets	$1,483,268			$1,420,537

Liabilities and equity:
NOW accounts	$117,893	105	0.18	$113,458	97	0.17
Money market accounts	79,891	419	1.04	29,557	43	0.29
Savings accounts and escrow	439,615	540	0.25	514,102	633	0.25
Time deposits	397,994	3,367	1.68	302,382	1,801	1.18
Total interest-bearing deposits	1,035,393	4,431	0.85	959,499	2,574	0.53
Federal Home Loan Bank advances	20,463	210	2.03	38,346	318	1.65
Total interest-bearing liabilities	1,055,856	4,641	0.87	997,845	2,892	0.58
Non-interest-bearing deposits	130,425			132,491
Other non-interest-bearing liabilities	6,894			8,026
Total liabilities	1,193,175			1,138,362
Total equity	290,093			282,175
Total liabilities and equity	$1,483,268			$1,420,537

Net interest income		$21,208			$20,062
Interest rate spread (1)			2.74			2.79
Net interest margin (2)			2.97			2.95
Average interest-earning assets to interest-bearing liabilities	135.39%			136.50%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended December 31,
	2018 versus 2017
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$218	$932	$1,150
Investment securities	288	(129)	159
Other interest-earning assets	110	164	274
Total interest-earning assets	616	967	1,583

Interest expense:
NOW accounts	1	3	4
Money market accounts	135	123	258
Savings and escrow accounts	15	(72)	(57)
Time deposits	514	349	863
Federal Home Loan Bank advances	24	(67)	(43)
Total interest-bearing liabilities	689	336	1,025

Net (decrease) increase in net interest income	$(73)	$631	$558

	Six Months Ended December 31,
	2018 versus 2017
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$302	$1,928	$2,230
Investment securities	537	(257)	280
Other interest-earning assets	256	129	385
Total interest-earning assets	1,095	1,800	2,895

Interest expense:
NOW accounts	4	4	8
Money market accounts	228	148	376
Savings and escrow accounts	23	(116)	(93)
Time deposits	893	673	1,566
Federal Home Loan Bank advances	63	(171)	(108)
Total interest-bearing liabilities	1,211	538	1,749

Net increase in net interest income	$(116)	$1,262	$1,146

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the offering have increased our capital and provided management with greater flexibility to manage our interest rate risk, including the following strategies; originating loans with adjustable interest rates; utilizing interest rate swap contracts; promoting core deposit products; and adjusting the interest rates and maturities of funding sources, as necessary. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of equity ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100 and 200 basis points from current market rates and that interest rates decrease 100 and 200 basis points from current market rates. Based on the recent increases in the fed funds rate, as of December 31, 2018 we have removed the 150 basis point decrease scenario in favor of a 200 basis point decrease to evaluate NPV.

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at December 31, 2018 and June 30, 2018. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
December 31, 2018:
200	$308,618	$(36,471)	(10.6)%	21.14%	(128)
100	329,290	(15,799)	(4.6)	21.95	(47)
-	345,089	-	-	22.42	-
(100)	350,412	5,323	1.5	22.26	(16)
(200)	348,014	2,925	0.8	21.73	(69)

June 30, 2018:
200	$282,017	$(50,676)	(15.2)%	20.75%	(219)
100	313,606	(19,087)	(5.7)	22.25	(69)
-	332,693	-	-	22.94	-
(100)	342,520	9,827	3.0	23.02	8
(150)	348,648	15,955	4.8	23.14	20

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $143.1 million, an increase from $62.1 million as of June 30, 2018. Debt securities classified as available for sale, which provide an additional source of liquidity, totaled $92.7 million at December 31, 2018, a decrease from $105.5 million as of June 30, 2018.

We had the ability to borrow up to $294.6 million and $314.9 million from the Federal Home Loan Bank of New York, at December 31, 2018 and June 30, 2018, respectively, of which $26.3 million and $18.8 million was outstanding as of December 31, 2018 and June 30, 2018, respectively. We also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $119.6 million and $122.1 million as of December 31, 2018 and June 30, 2018, respectively, none of which was outstanding at either date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or the Federal Reserve Bank of New York.

We had $108.4 million and $99.7 million of loan commitments outstanding as of December 31, 2018 and June 30, 2018, respectively, and $61.2 million and $59.5 million as of December 31, 2018 and June 30, 2018, respectively, of approved, but unadvanced, funds to borrowers. We also had $1.7 million and $1.4 million in outstanding letters of credit at December 31, 2018 and June 30, 2018, respectively.

Time deposits due within one year of December 31, 2018 totaled $177.4 million, a decrease of $5.9 million from $183.3 million as of June 30, 2018. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at December 31, 2018. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Holding Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. The Holding Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Holding Company is governed by applicable laws and regulations. At December 31, 2018, the Holding Company (on an unconsolidated, stand-alone basis) had liquid assets of $67.8 million.

Capital Resources. The Company and Bank are subject to various regulatory capital requirements administered by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation. At December 31, 2018, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 to the accompanying unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk".

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the

Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. will not have a material impact on the Company’s consolidated financial position, results of operations or disclosures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2018, the Company was not involved in any legal proceedings the outcome of which it believes would be material to its consolidated financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission. As of December 31, 2018, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

(a)	Not applicable

(b)	Not applicable

(c)

On October 24, 2018, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may repurchase up to 908,256 shares, or 5.0% of the Company’s then outstanding common stock.

The following table presents information regarding stock repurchases by the Company during the quarter ended December 31, 2018.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2018 through October 31, 2018	—	$—	—	908,256
November 1, 2018 through November 30, 2018	29,200	20.02	29,200	879,056
December 1, 2018 through December 31, 2018	192,870	19.45	192,870	686,186
Total	222,070	$19.52	222,070

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of PCSB Financial Corporation (1)

3.2	Bylaws of PCSB Financial Corporation (2)

10.1	PCSB Financial Corporation 2018 Equity Incentive Plan (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (4)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215052).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215052).
(3)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.
(4)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCSB FINANCIAL CORPORATION

Date: February 8, 2019	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: February 8, 2019	/s/ Scott D. Nogles
Scott D. Nogles
Executive Vice President and Chief Financial Officer