Form 10-Q
period 2019-03-31
PCSB Financial Corp
filed 2019-05-10
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PCSB	The NASDAQ Stock Market, LLC

17,804,039 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of May 10, 2019.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share data)

	March 31,	June 30,
	2019	2018
ASSETS
Cash and due from banks	$85,875	$60,684
Federal funds sold	1,230	1,461
Total cash and cash equivalents	87,105	62,145
Held to maturity debt securities, at amortized cost (fair value of $351,184 and $343,188, respectively)	354,000	353,183
Available for sale debt securities, at fair value	86,014	105,472
Total investment securities	440,014	458,655
Loans receivable, net of allowance for loan losses of $4,945 and $4,904, respectively	935,680	902,336
Accrued interest receivable	5,037	4,358
Federal Home Loan Bank stock	2,384	2,050
Premises and equipment, net	11,497	11,598
Deferred tax asset, net	2,372	2,622
Foreclosed real estate	653	460
Bank-owned life insurance	24,157	23,747
Goodwill	6,106	6,106
Other intangible assets	348	433
Other assets	8,405	5,677
Total assets	$1,523,758	$1,480,187
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,064,294	$1,025,574
Non-interest bearing deposits	137,899	131,883
Total deposits	1,202,193	1,157,457
Mortgage escrow funds	7,675	8,803
Advances from Federal Home Loan Bank	26,248	18,841
Other liabilities	9,326	7,527
Total liabilities	1,245,442	1,192,628
Commitments and contingencies	-	-
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2019 and June 30, 2018)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,712,295 and 18,165,110 shares issued, and 17,804,039 and 18,165,110 shares outstanding as of March 31, 2019 and June 30, 2018, respectively)	187	182
Additional paid in capital	181,066	179,045
Retained earnings	133,483	128,365
Unearned compensation - ESOP	(12,364)	(13,083)
Accumulated other comprehensive loss, net of income taxes	(5,751)	(6,950)
Treasury stock, at cost (908,256 shares as of March 31, 2019 and no shares as of June 30, 2018)	(18,305)	-
Total shareholders' equity	278,316	287,559
Total liabilities and shareholders' equity	$1,523,758	$1,480,187

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Interest and dividend income
Loans receivable	$10,413	$9,103	$30,632	$27,092
Investment securities	2,619	2,368	7,413	6,882
Federal funds and other	614	177	1,450	628
Total interest and dividend income	13,646	11,648	39,495	34,602
Interest expense
Deposits	2,741	1,380	7,172	3,954
FHLB advances	168	125	378	443
Total interest expense	2,909	1,505	7,550	4,397
Net interest income	10,737	10,143	31,945	30,205
Provision for loan losses	7	54	71	389
Net interest income after provision for loan losses	10,730	10,089	31,874	29,816
Noninterest income
Fees and service charges	436	352	1,311	1,145
Bank-owned life insurance	131	136	410	430
Gain on sale of securities, net	-	-	55	173
Other	12	24	364	170
Total noninterest income	579	512	2,140	1,918
Noninterest expense
Salaries and employee benefits	5,757	4,800	16,341	14,530
Occupancy and equipment	1,340	1,326	3,865	3,904
Communicating and data processing	476	477	1,430	1,447
Professional fees	396	465	1,182	1,257
Postage, printing, stationary and supplies	138	161	454	435
FDIC assessment	105	93	322	235
Advertising	131	112	349	456
Amortization of intangible assets	29	32	85	97
Other operating expenses	326	367	1,258	1,491
Total noninterest expense	8,698	7,833	25,286	23,852
Net income before income tax expense	2,611	2,768	8,728	7,882
Income tax expense	625	591	2,089	3,947
Net income	$1,986	$2,177	$6,639	$3,935
Earnings per common share:
Basic	$0.12	$0.13	$0.40	$0.23
Diluted	$0.12	$0.13	$0.40	$0.23
Weighted average common shares:
Basic	16,204,393	16,820,726	16,645,287	16,789,131
Diluted	16,261,755	16,820,726	16,659,746	16,789,131

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net income	$1,986	$2,177	$6,639	$3,935

Other comprehensive income (loss):

Unrealized gains (losses) on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	757	(705)	1,110	(1,635)
Reclassification adjustment for gains realized in net income	-	-	(55)	(139)
Net change in unrealized gains/losses	757	(705)	1,055	(1,774)
Tax effect	(160)	149	(222)	512
Net of tax	597	(556)	833	(1,262)

Defined benefit pension plan:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	145	182	435	544
Tax effect	(30)	(39)	(91)	(162)
Net of tax	115	143	344	382

Supplemental retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	9	10	27	26
Tax effect	(1)	(3)	(5)	(7)
Net of tax	8	7	22	19

Total other comprehensive income (loss)	720	(406)	1,199	(861)

Comprehensive income	$2,706	$1,771	$7,838	$3,074

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated Common Stock of ESOP	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 1, 2018	18,165,110	$182	$179,045	$128,365	$(13,083)	$-	$(6,950)	$287,559
Net income	-	-	-	2,329	-	-	-	2,329
Other comprehensive income	-	-	-	-	-	-	1	1
Common stock dividends declared ($0.03 per share)	-	-	-	(505)	-	-	-	(505)
ESOP shares committed to be released (24,419 shares)	-	-	249	-	244	-	-	493
Balance at September 30, 2018	18,165,110	182	179,294	130,189	(12,839)	-	(6,949)	289,877
Net income	-	-	-	2,324	-	-	-	2,324
Other comprehensive income	-	-	-	-	-	-	478	478
Common stock dividends declared ($0.03 per share)	-	-	-	(520)	-	-	-	(520)
Repurchase of common stock	(222,070)	-	-	-	-	(4,336)	-	(4,336)
Restricted stock awards granted	547,185	5	(5)	-	-	-	-	-
Stock-based compensation	-	-	482	-	-	-	-	482
ESOP shares committed to be released (24,419 shares)	-	-	232	-	245	-	-	477
Balance at December 31, 2018	18,490,225	187	180,003	131,993	(12,594)	(4,336)	(6,471)	288,782
Net income	-	-	-	1,986	-	-	-	1,986
Other comprehensive income	-	-	-	-	-	-	720	720
Common stock dividends declared ($0.03 per share)	-	-	-	(496)	-	-	-	(496)
Repurchase of common stock	(686,186)	-	-	-	-	(13,969)	-	(13,969)
Stock-based compensation	-	-	829	-	-	-	-	829
ESOP shares committed to be released (23,092 shares)	-	-	234	-	230	-	-	464
Balance at March 31, 2019	17,804,039	$187	$181,066	$133,483	$(12,364)	$(18,305)	$(5,751)	$278,316

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated Common Stock of ESOP	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 1, 2017	18,165,110	$182	$177,993	$121,148	$(14,262)	$-	$(5,215)	$279,846
Net income	-	-	-	1,756	-	-	-	1,756
Other comprehensive loss	-	-	-	-	-	-	(107)	(107)
Issuance of common stock (1)	-	-	(17)	-	-	-	-	(17)
ESOP shares committed to be released (34,953 shares)	-	-	258	-	349	-	-	607
Balance at September 30, 2017	18,165,110	182	178,234	122,904	(13,913)	-	(5,322)	282,085
Net income	-	-	-	2	-	-	-	2
Other comprehensive loss	-	-	-	-	-	-	(348)	(348)
ESOP shares committed to be released (34,953 shares)	-	-	322	-	350	-	-	672
Balance at December 31, 2017	18,165,110	182	178,556	122,906	(13,563)	-	(5,670)	282,411
Net income	-	-	-	2,177	-	-	-	2,177
Other comprehensive loss	-	-	-	-	-	-	(406)	(406)
Reclassification of certain tax effects on other comprehensive income (2)	-	-	-	1,117	-	-	(1,117)	-
ESOP shares committed to be released (23,888 shares)	-	-	239	-	239	-	-	478
Balance at March 31, 2018	$18,165,110	$182	$178,795	$126,200	$(13,324)	$-	$(7,193)	$284,660

(1) Represents costs incurred in association with the Company's initial public offering.

(2) The adoption of ASU 2018-02 requires the reclassification from accumulated income to retained earnings of stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017.

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$6,639	$3,935
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	71	389
Depreciation and amortization	877	1,110
Amortization of net premiums on securities and net deferred loan origination costs	1,055	1,293
Net increase in accrued interest receivable	(679)	(765)
Net (gain) loss on sale of foreclosed real estate	(24)	7
Net gains on sales of securities	(55)	(173)
Net (gain) loss on sales of real estate	(156)	13
Write-down on other real estate owned	21	-
Stock-based compensation	1,311	-
ESOP Compensation	1,434	1,757
Earnings from cash surrender value of BOLI	(410)	(430)
Net accretion of purchase account adjustments	(276)	(464)
Other adjustments, principally net changes in other assets and liabilities	(535)	2,928
Net cash provided by operating activities	9,273	9,600
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(49,220)	(43,055)
Available for sale	-	(23,537)
Sales of investment securities available for sale	2,069	6,100
Maturities and calls of investment securities:
Held to maturity	47,968	59,772
Available for sale	18,314	20,107
Principal (disbursements) repayments, net	(20,789)	10,724
Purchase of loans	(13,398)	(88,605)
Net purchases of FHLB stock	(334)	(980)
Purchases of bank premises and equipment, net of sales	(535)	(577)
Proceeds from sale of foreclosed real estate	487	1,160
Net cash used in investing activities	(15,438)	(58,891)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	44,672	(459)
Net increase in short-term FHLB advances	-	26,364
Proceeds from long-term FHLB advances	12,500	-
Repayment of long-term FHLB advances	(5,093)	(90)
Net decrease in mortgage escrow funds	(1,128)	(488)
Common stock dividends paid	(1,521)	-
Issuance of common stock	-	(17)
Repurchase of common stock	(18,305)	-
Net cash provided by financing activities	31,125	25,310
Net increase (decrease) in cash and cash equivalents	24,960	(23,981)
Cash and cash equivalents at beginning of period	62,145	60,486
Cash and cash equivalents at end of period	$87,105	$36,505

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) - (Continued)

(amounts in thousands)

	Nine Months Ended March 31,
	2019	2018
Supplemental information:
Cash paid for:
Interest	$7,491	$4,354
Income taxes	1,718	2,066
Loans transferred to foreclosed real estate	677	345

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At March 31, 2019, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

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

Basis of Presentation:  The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Holding Company, the Bank and the Bank's two subsidiaries – PCSB Funding Corp. and UpCounty Realty Corp. (formerly PCSB Realty Ltd.). PCSB Funding Corp. is a real estate investment trust that holds certain mortgage assets. UpCounty Realty Corp. is a corporation that holds certain properties foreclosed upon by the Bank. On March 31, 2019, in conjunction with the Bank’s charter conversion from a stock savings bank to a commercial bank, the Bank’s wholly-owned subsidiary, PCSB Commercial Bank, merged with and into PCSB Bank. All intercompany transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements contained herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the consolidated financial statements contained herein. The results of operations for the current period presented are not necessarily indicative of the results of operations that may be expected for the entire current fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2018, included in the Company's Annual Report on Form 10-K.

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

The Company has evaluated the impact of ASU 2014-09 and the amendments upon adoption as of July 1, 2018. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and for in scope revenue streams management determined that, based on the modified retrospective method, a cumulative-effect adjustment to opening retained earnings as a result of adopting this standard is not needed. Additional disclosures required under ASU 2014-09 are contained in Note 11.

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

In March 2017, the FASB issued ASU 2017-07 “Compensation – Retirement Benefits”. The ASU requires companies that offer employee defined pension plans, other postretirement benefit plans, or other types of benefit plans accounted for under Topic 715 to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The adoption of ASU 2017-07 resulted in credits to non-service cost of $73,000 and $239,000, and $45,000 and $139,000 to be included in other operating expense for the three and nine months ended March 31, 2019 and 2018, respectively.

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

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity debt securities at March 31, 2019 and June 30, 2018 were as follows:

	March 31, 2019
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$49,977	$36	$(401)	$49,612
Corporate and other debt securities	8,364	-	(48)	8,316
Mortgage-backed securities – residential	28,560	9	(483)	28,086
Total available for sale	$86,901	$45	$(932)	$86,014
Held to maturity:
U.S. Government and agency obligations	$106,544	$84	$(882)	$105,746
Corporate and other debt securities	34,035	229	(122)	34,142
Mortgage-backed securities – residential	135,352	225	(1,647)	133,930
Mortgage-backed securities – collateralized mortgage obligations	49,538	54	(698)	48,894
Mortgage-backed securities – commercial	28,531	139	(198)	28,472
Total held to maturity	$354,000	$731	$(3,547)	$351,184

	June 30, 2018
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$64,389	$-	$(959)	$63,430
Corporate and other debt securities	8,406	-	(171)	8,235
Mortgage-backed securities – residential	34,619	81	(893)	33,807
Total available for sale	$107,414	$81	$(2,023)	$105,472
Held to maturity:
U.S. Government and agency obligations	$122,048	$-	$(2,274)	$119,774
Corporate and other debt securities	4,000	-	(126)	3,874
Mortgage-backed securities – residential	140,478	32	(4,846)	135,664
Mortgage-backed securities – collateralized mortgage obligations	53,547	-	(1,815)	51,732
Mortgage-backed securities – commercial	33,110	11	(977)	32,144
Total held to maturity	$353,183	$43	$(10,038)	$343,188

No securities were sold during the three months ended March 31, 2019 and March 31, 2018, respectively. During the nine months ended March 31, 2019, $2.1 million of securities were sold resulting in $55,000 of net realized gains. During the nine months ended March 31, 2018, $6.6 million of securities were sold resulting in $173,000 of net realized gains. Included in the net realized gain for the nine months ended March 31, 2018, was a disposal of $681,000 of securities classified as held to maturity, resulting in net realized gains of $34,000. These securities were comprised of seasoned mortgage-backed securities where the Company collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments or scheduled payments payable in equal installments, comprising both principal and interest, over the terms.

The following table presents the fair value and carrying amount of debt securities at March 31, 2019, by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(in thousands)
March 31, 2019:
1 year or less	$27,550	$27,389	$18,007	$17,907
1 to 5 years	83,994	83,419	40,334	40,021
5 to 10 years	25,035	25,155	-	-
Mortgage-backed securities and other	217,421	215,221	28,560	28,086
Total	$354,000	$351,184	$86,901	$86,014

Securities pledged had carrying amounts of $112.2 million and $140.5 million at March 31, 2019 and June 30, 2018, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2019 and June 30, 2018:

	March 31, 2019
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
U.S. Government and agency obligations	$-	$-	$44,657	$(401)	$44,657	$(401)
Corporate and other debt securities	-	-	8,316	(48)	8,316	(48)
Mortgage-backed securities – residential	-	-	25,806	(483)	25,806	(483)
Total available for sale	$-	$-	$78,779	$(932)	$78,779	$(932)
Held to maturity:
U.S. Government and agency obligations	$-	$-	$95,669	$(882)	95,669	$(882)
Corporate and other debt securities	2,453	(47)	3,925	(75)	6,378	(122)
Mortgage-backed securities – residential	-	-	111,881	(1,647)	111,881	(1,647)
Mortgage-backed securities – collateralized mortgage obligations	-	-	40,744	(698)	40,744	(698)
Mortgage-backed securities – commercial	-	-	18,099	(198)	18,099	(198)
Total held to maturity	$2,453	$(47)	$270,318	$(3,500)	$272,771	$(3,547)

	June 30, 2018
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$41,762	$(569)	$21,668	$(390)	$63,430	$(959)
Corporate and other debt securities	6,258	(148)	1,977	(23)	8,235	(171)
Mortgage-backed securities – residential	13,397	(379)	14,718	(514)	28,115	(893)
Total available for sale	$61,417	$(1,096)	$38,363	$(927)	$99,780	$(2,023)
Held to maturity
U.S. Government and agency obligations	$46,163	$(871)	$71,611	$(1,403)	$117,774	$(2,274)
Corporate and other debt securities	3,874	(126)	-	-	3,874	(126)
Mortgage-backed securities – residential	102,496	(3,338)	32,490	(1,508)	134,986	(4,846)
Mortgage-backed securities – collateralized mortgage obligations	31,124	(884)	20,608	(931)	51,732	(1,815)
Mortgage-backed securities – commercial	21,762	(582)	8,629	(395)	30,391	(977)
Total held to maturity	$205,419	$(5,801)	$133,338	$(4,237)	$338,757	$(10,038)

As of March 31, 2019, the Company’s securities portfolio consisted of $440.0 million in securities, of which 205 securities with a fair value of $351.6 million were in an unrealized loss position.

As of June 30, 2018, the Company’s securities portfolio consisted of $458.7 million in securities, of which 254 securities with a fair value of $438.5 million were in an unrealized loss position.

There were no securities as of March 31, 2019 or June 30, 2018 for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Management believes the unrealized losses are primarily a result of changes in interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of March 31, 2019 or June 30, 2018.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	March 31,	June 30,
	2019	2018
Mortgage loans:
Residential	$261,970	$250,578
Commercial	499,284	495,265
Construction	16,302	17,352
Net deferred loan origination costs	843	1,041
Total mortgage loans	778,399	764,236
Commercial and consumer loans:
Commercial loans	126,514	104,135
Home equity lines of credit	34,525	37,395
Consumer and overdrafts	459	745
Net deferred loan origination costs	728	729
Total commercial and consumer loans	162,226	143,004
Total loans receivable	940,625	907,240
Allowance for loan losses	(4,945)	(4,904)
Loans receivable, net	$935,680	$902,336

In 2015, the Company completed a merger with CMS Bancorp and its wholly owned subsidiary, CMS Bank. References to acquired loans in this note pertain only to those loans acquired as part of the merger.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$379	$8	$-	$2	$389
Commercial	3,261	(26)	-	-	3,235
Construction	258	(58)	-	-	200
Commercial loans	880	69	-	2	951
Home equity lines of credit	82	(8)	-	-	74
Consumer and overdrafts	10	6	(11)	2	7
Acquired:
Residential	73	16	-	-	89
Total	$4,943	$7	$(11)	$6	$4,945

	Three Months Ended March 31, 2018
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$402	$(20)	$(47)	$-	$335
Commercial	2,686	131	-	-	2,817
Construction	400	90	-	-	490
Commercial loans	844	(186)	(23)	210	845
Home equity lines of credit	74	35	(60)	19	68
Consumer and overdrafts	-	4	-	-	4
Acquired:
Residential	65	-	-	-	65
Total	$4,471	$54	$(130)	$229	$4,624

	Nine Months Ended March 31, 2019
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$386	$(4)	$-	$7	$389
Commercial	3,073	276	(114)	-	3,235
Construction	505	(401)	-	96	200
Commercial loans	780	169	-	2	951
Home equity lines of credit	80	(6)	-	-	74
Consumer and installment loans	7	21	(27)	6	7
Acquired:
Residential	73	16	-	-	89
Total	$4,904	$71	$(141)	$111	$4,945

	Nine Months Ended March 31, 2018
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$360	$39	$(64)	$-	$335
Commercial	2,589	228	-	-	2,817
Construction	1,150	337	(997)	-	490
Commercial loans	949	(291)	(23)	210	845
Home equity lines of credit	76	33	(60)	19	68
Consumer and installment loans	-	4	-	-	4
Acquired:
Residential	26	39	-	-	65
Total	$5,150	$389	$(1,144)	$229	$4,624

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of March 31, 2019 and June 30, 2018 (in thousands):

	March 31, 2019
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$1,785	$258,905	$1,280	$261,970	$132	$257	$89	$478
Commercial	1,403	496,410	1,471	499,284	-	3,235	-	3,235
Construction	-	16,302	-	16,302	-	200	-	200
Commercial loans	1,883	124,631	-	126,514	2	949	-	951
Home equity lines of credit	699	33,667	159	34,525	7	67	-	74
Consumer and overdrafts	-	459	-	459	-	7	-	7
Total	$5,770	$930,374	$2,910	$939,054	$141	$4,715	$89	$4,945

	June 30, 2018
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,360	$246,913	$1,305	$250,578	$154	$232	$73	$459
Commercial	1,683	492,105	1,477	495,265	-	3,073	-	3,073
Construction	2,260	15,092	-	17,352	276	229	-	505
Commercial loans	2,451	101,684	-	104,135	9	771	-	780
Home equity lines of credit	360	36,867	168	37,395	12	68	-	80
Consumer and overdrafts	-	745	-	745	-	7	-	7
Total	$9,114	$893,406	$2,950	$905,470	$451	$4,380	$73	$4,904

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by class of loans as of March 31, 2019 and June 30, 2018 (in thousands):

	March 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$1,064	$1,037	$-
Commercial	1,481	1,403	-
Commercial loans	5,146	1,853	-
Home equity lines of credit	679	613	-
With a related allowance recorded:
Residential	726	748	132
Commercial loans	30	30	2
Home equity lines of credit	89	86	7
Total	$9,215	$5,770	$141

	June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$1,659	$1,576	$-
Commercial	1,765	1,683	-
Commercial loans	2,254	2,098	-
Home equity lines of credit	341	341	-
With a related allowance recorded:
Residential	742	784	154
Construction	3,257	2,260	276
Commercial loans	353	353	9
Home equity lines of credit	84	19	12
Total	$10,455	$9,114	$451

The tables below present the average recorded investment and interest income recognized on loans individually evaluated for impairment, by class of loans, for the three and nine months ended March 31, 2019 and 2018 (in thousands):

	Three months ended		Three months ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$1,317	$9	$2,776	$13
Commercial	1,408	11	2,440	37
Commercial loans	1,862	42	3,027	68
Home equity lines of credit	616	-	452	-
With a related allowance recorded:
Residential	750	4	452	4
Construction	-	-	2,260	-
Commercial loans	39	-	1,417	14
Home equity lines of credit	87	-	11	-
Total	$6,079	$66	$12,835	$136

	Nine Months Ended		Nine Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$1,516	$20	$3,360	$179
Commercial	1,494	37	2,447	91
Construction	2,131	138	121	17
Commercial loans	628	9	3,704	228
Home equity lines of credit	-	-	549	20
With a related allowance recorded:
Residential	752	11	454	11
Construction	1,130	-	2,858	-
Commercial loans	40	1	1,439	45
Home equity lines of credit	88	-	11	-
Total	$7,779	$216	$14,943	$591

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by class of loans as of March 31, 2019 and June 30, 2018 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	March 31,	June 30,	March 31,	June 30,
	2019	2018	2019	2018
Originated:
Residential	$541	$604	$-	$-
Commercial	-	262	-	-
Construction	-	2,260	-	-
Commercial loans	273	788	-	-
Home equity lines of credit	391	45	-	-
Acquired:
Residential	802	1,308	-	-
Commercial	543	532	-	-
Home equity lines of credit	296	303	-	-
Total	$2,846	$6,102	$-	$-

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans past due over 90 days that are accounted for as purchased credit impaired loans totaling $1.1 million as of both March 31, 2019 and June 30, 2018. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2019 and June 30, 2018 (in thousands):

	March 31, 2019
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$-	$-	$461	$461	$212,028	$212,489
Commercial	-	-	-	-	440,114	440,114
Construction	-	-	-	-	16,302	16,302
Commercial loans	158	-	-	158	126,169	126,327
Home equity lines of credit	-	-	316	316	29,581	29,897
Consumer and overdrafts	-	1	-	1	443	444
Total originated	158	1	777	936	824,637	825,573
Acquired:
Residential	-	-	1,010	1,010	48,471	49,481
Commercial	-	-	1,122	1,122	58,048	59,170
Commercial loans	-	-	-	-	187	187
Home equity lines of credit	-	69	296	365	4,263	4,628
Consumer and overdrafts	-	-	-	-	15	15
Total acquired	-	69	2,428	2,497	110,984	113,481
Total	$158	$70	$3,205	$3,433	$935,621	$939,054

	June 30, 2018
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$-	$394	$210	$604	$194,986	$195,590
Commercial	-	-	262	262	420,320	420,582
Construction	-	-	2,260	2,260	15,092	17,352
Commercial loans	-	-	500	500	102,767	103,267
Home equity lines of credit	-	-	45	45	32,311	32,356
Consumer and overdrafts	-	-	-	-	733	733
Total originated	-	394	3,277	3,671	766,209	769,880
Acquired:
Residential	-	232	1,806	2,038	52,950	54,988
Commercial	-	-	1,112	1,112	73,571	74,683
Commercial loans	-	-	-	-	868	868
Home equity lines of credit	30	-	296	326	4,713	5,039
Consumer and overdrafts	-	-	-	-	12	12
Total acquired	30	232	3,214	3,476	132,114	135,590
Total	$30	$626	$6,491	$7,147	$898,323	$905,470

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

As of both March 31, 2019 and June 30, 2018, the Company had 12 loans classified as troubled debt restructurings totaling $3.5 million and $3.8 million, respectively. The Company has allocated $129,000 and $139,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2019 and June 30, 2018. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The Company modified two loans with a total carrying amount of $428,000, one residential mortgage and one home equity line of credit, in troubled debt restructurings during the nine months ended March 31, 2019. The Company did not modify any loans as troubled debt restructuring during the three months ended March 31, 2019 or during the three or nine months ended March 31, 2018.

The Company had no troubled debt restructurings for which there was a payment default in the three or nine months ended March 31, 2019 that were modified in the twelve months prior to default. There were no such defaults during the three months ended March 31, 2018. There were two troubled debt restructuring with a total carrying amount of $1.1 million at March 31, 2018 for which there was a payment default in the nine months ended March 31, 2018 and resulted in a $2,000 increase to the allowance for loan losses. One default with a carrying amount of $807,000, was cured as of March 31, 2018.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$210,771	$1,143	$575	$-	$212,489
Commercial	439,642	342	130	-	440,114
Construction	16,302	-	-	-	16,302
Commercial loans	116,129	6,607	3,591	-	126,327
Home equity lines of credit	29,438	92	367	-	29,897
Consumer and overdrafts	444	-	-	-	444
Total originated	812,726	8,184	4,663	-	825,573
Acquired:
Residential	47,312	214	1,955	-	49,481
Commercial	56,330	825	2,015	-	59,170
Commercial loans	184	3	-	-	187
Home equity lines of credit	3,768	474	386	-	4,628
Consumer and overdrafts	15	-	-	-	15
Total acquired	107,609	1,516	4,356	-	113,481
Total	$920,335	$9,700	$9,019	$-	$939,054

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Originated:
Residential	$194,341	$571	$678	$-	$195,590
Commercial	418,370	-	2,212	-	420,582
Construction	15,092	-	2,260	-	17,352
Commercial loans	98,205	167	4,895	-	103,267
Home equity lines of credit	32,167	144	45	-	32,356
Consumer and overdrafts	733	-		-	733
Total originated	758,908	882	10,090	-	769,880
Acquired:
Residential	51,858	249	2,881	-	54,988
Commercial	71,832	842	2,009	-	74,683
Commercial loans	857	11	-	-	868
Home equity lines of credit	4,641	-	398	-	5,039
Consumer and overdrafts	12	-	-	-	12
Total acquired	129,200	1,102	5,288	-	135,590
Total	$888,108	$1,984	$15,378	$-	$905,470

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of March 31, 2019 and June 30, 2018 is as follows (in thousands):

	March 31,	June 30,
	2019	2018
Residential	$1,191	$1,232
Commercial	1,471	1,477
Home equity lines of credit	159	168
Carrying amount, net of allowance of $89 and $73, respectively	$2,821	$2,877

The allowance for loan losses on purchased credit impaired loans increased $16,000 during the three and nine months ended March 31, 2019.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Beginning balance	$219	$238	$245	$403
New loans acquired	-	-	-	-
Accretion income	(14)	(7)	(40)	(59)
Reclassification from non-accretable difference	-	-	-	-
Disposals	-	-	-	(113)
Ending balance	$205	$231	$205	$231

Note 5. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at January 1, 2019	$(1,300)	$(4,921)	$(250)	$(6,471)
Other comprehensive income before reclassifications	757	-	-	757
Amounts reclassified from accumulated other comprehensive income	-	145	9	154
Less tax effect	(160)	(30)	(1)	(191)
Net other comprehensive income	597	115	8	720
Balance at March 31, 2019	$(703)	$(4,806)	$(242)	$(5,751)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at January 1, 2018	$(669)	$(4,763)	$(238)	$(5,670)
Other comprehensive loss before reclassifications	(705)	-	-	(705)
Amounts reclassified from accumulated other comprehensive income	-	182	10	192
Less tax effect	149	(39)	(3)	107
Net other comprehensive (loss) income	(556)	143	7	(406)
Reclassification of certain tax effects on other comprehensive income (1)	(132)	(938)	(47)	(1,117)
Balance at March 31, 2018	$(1,357)	$(5,558)	$(278)	$(7,193)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2018	$(1,536)	$(5,150)	$(264)	$(6,950)
Other comprehensive income before reclassifications	1,110	-	-	1,110
Amounts reclassified from accumulated other comprehensive income	(55)	435	27	407
Tax effect	(222)	(91)	(5)	(318)
Net other comprehensive income	833	344	22	1,199
Balance at March 31, 2019	$(703)	$(4,806)	$(242)	$(5,751)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2017	$37	$(5,002)	$(250)	$(5,215)
Other comprehensive loss before reclassifications	(1,635)	-	-	(1,635)
Amounts reclassified from accumulated other comprehensive income	(139)	544	26	431
Tax effect	512	(162)	(7)	343
Net other comprehensive (loss) income	(1,262)	382	19	(861)
Reclassification of certain tax effects on other comprehensive income (1)	(132)	(938)	(47)	(1,117)
Balance at March 31, 2018	$(1,357)	$(5,558)	$(278)	$(7,193)

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

Supplemental Executive Retirement Plans: The Company also maintains unfunded and non-qualified supplemental executive retirement plans ("SERP") to provide pension benefits in addition to those provided under the qualified pension plan.

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three and nine months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$78	$-	$149
Interest cost	250	36	242	26
Expected return on plan assets	(513)	-	(505)	-
Amortization of prior net loss	145	9	-	-
Amortization of prior service cost	-	-	182	10
Net periodic (benefit) cost	$(118)	$123	$(81)	$185

	Nine Months Ended		Nine Months Ended
	March 31, 2019		March 31, 2018
	Defined Benefit Plan	Supplemental Retirement Plan	Defined Benefit Plan	Supplemental Retirement Plan
Service cost	$-	$373	$-	$369
Interest cost	750	88	726	76
Expected return on plan assets	(1,539)	-	(1,511)	-
Amortization of prior net loss	435	27	544	26
Amortization of prior service cost	-	-	-	-
Net periodic (benefit) cost	$(354)	$488	$(241)	$471

The Company made no contributions to the defined benefit plan during the three and nine months ended March 31, 2019.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Company employees. On April 20, 2017 Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (5.5% at March 31, 2019). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2019 was $12.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032.

Shares held by the ESOP include the following (dollars in thousands):

	March 31, 2019	June 30, 2018
Allocated to participants	216,854	144,923
Unearned	1,236,355	1,308,286
Total ESOP shares	1,453,209	1,453,209

Fair value of unearned shares	$24,647	$25,996

Total compensation expense recognized in connection with the ESOP for the three and nine months ended March 31, 2019 was $464,000 and $1.4 million, respectively, and for the three and nine months ended March 31, 2018 was $478,000 and $1.8 million, respectively.

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

Foreclosed Real Estate: Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value, less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2019
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$49,612	$-	$49,612
Corporate and other debt securities	-	8,316	-	8,316
Mortgage-backed securities – residential	-	28,086	-	28,086
Derivatives – interest rate contracts	-	526	-	526
Total assets at fair value	$-	$86,540	$-	$86,540

Derivatives – interest rate contracts	$-	$526	$-	$526
Total liabilities at fair value	$-	$526	$-	$526

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$698	$698
Commercial loans	-	-	28	28
Home equity lines of credit	-	-	80	80
Foreclosed real estate	-	-	653	653
Total assets at fair value	$-	$-	$1,459	$1,459

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2018
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$63,430	$-	$63,430
Corporate and other debt securities	-	8,235	-	8,235
Mortgage-backed securities – residential	-	33,807	-	33,807
Total assets at fair value	$-	$105,472	$-	$105,472

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$688	$688
Construction	-	-	1,984	1,984
Commercial loans	-	-	845	845
Home equity lines of credit	-	-	7	7
Foreclosed real estate	-	-	460	460
Total assets at fair value	$-	$-	$3,984	$3,984

There were no transfers between levels within the fair value hierarchy during the three and nine months ended March 31, 2019 and 2018.

Impaired loans in the preceding table had a carrying amount of $945,000, and a remaining valuation allowance of $141,000 at March 31, 2019, as compared to $3.9 million and $451,000, respectively, as of June 30, 2018. Impaired loans measured at fair value incurred no net charge-offs and resulted in a provision for loan losses of $9,000 during the nine months ended March 31, 2019. Impaired loans measured at fair value as of March 31, 2018 incurred $1.1 million of net charge-offs and resulted in an additional provision for loan losses of $201,000 during the nine months ended March 31, 2018.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at March 31, 2019 and June 30, 2018 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
March 31, 2019:
Impaired loans - residential mortgages	$698	Discounted cash flow	Discount rate	5.4% to 6.3%
		Sales comparison	Adjustments for differences in sales comparables	-24.3% to -10.2%
Impaired loans - commercial loans	28	Discounted cash flow	Discount rate	7.0%
Impaired loans - home equity lines of credit	80	Discounted cash flow	Discount rate	6.3%
		Sales comparison	Adjustments for differences in sales comparables	-24.3% to -10.2%
Foreclosed real estate	653	Sales comparison	Adjustments for differences in sales comparables	-8.0% to 45.0%

June 30, 2018:
Impaired loans - residential mortgages	$688	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 20.9%
		Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - construction	1,984	Sales contract	Discount to sales contract	9.8%
Impaired loans - commercial loans	845	Discounted cash flow	Discount rate	5.3% to 7.5%
		Sales contract	Discount to sales contract	9.8%
Impaired loans - home equity lines of credit	7	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 20.9%
		Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	460	Sales comparison	Adjustments for differences in sales comparables	-8.1% to -0.4%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities, none of which are held for trading purposes (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2019:
Financial assets:
Cash and cash equivalents	$87,105	$87,105	$-	$-	$87,105
Investment securities held to maturity	354,000	-	351,184	-	351,184
Investment securities available for sale	86,014	-	86,014	-	86,014
Loans receivable, net	935,680	-	-	923,683	923,683
Accrued interest receivable	5,037	-	1,694	3,343	5,037
Federal Home Loan Bank stock	2,384	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	526	-	526	-	526
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	774,999	774,999	-	-	774,999
Time deposits	427,194	-	431,302	-	431,302
Mortgage escrow funds	7,675	7,675	-	-	7,675
FHLB advances	26,248	-	26,537	-	26,537
Derivative liabilities - interest rate contracts	526	-	526	-	526
June 30, 2018:
Financial assets:
Cash and cash equivalents	$62,145	$62,145	$-	$-	$62,145
Investment securities held to maturity	353,183	-	343,188	-	343,188
Investment securities available for sale	105,472	-	105,472	-	105,472
Loans receivable, net	902,336	-	-	882,319	882,319
Accrued interest receivable	4,358	-	1,402	2,956	4,358
Federal Home Loan Bank stock	2,050	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	765,084	765,084	-	-	765,084
Time deposits	392,373	-	394,205	-	394,205
Mortgage escrow funds	8,803	8,803	-	-	8,803
FHLB advances	18,841	-	20,574	-	20,574

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

Note 8. Regulatory Capital

The following is a summary of the Bank’s actual capital amounts and ratios as of March 31, 2019 and June 30, 2018, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands). As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress in 2018, the Company is no longer subject to consolidated capital requirements, as the Company’s total consolidated assets do not exceed $3 billion, and thus the consolidated capital ratios are no longer required to be disclosed in the financial statements.

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019:
PCSB Bank
Leverage (Tier 1)	$207,968	13.7%	$60,687	4.0%	$75,859	5.0%
Risk-based:
Common Tier 1	207,968	20.5	45,712	4.5	66,028	6.5
Tier 1	207,968	20.5	60,949	6.0	81,265	8.0
Total	212,913	21.0	81,265	8.0	101,581	10.0

June 30, 2018:
PCSB Bank
Leverage (Tier 1)	$200,488	13.6%	$58,924	4.0%	$73,655	5.0%
Risk-based:
Common Tier 1	200,488	21.1	42,745	4.5	61,743	6.5
Tier 1	200,488	21.1	56,994	6.0	75,991	8.0
Total	205,392	21.6	75,991	8.0	94,989	10.0

In addition to the ratios above, the Basel III Capital Rules have established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period through January 1, 2019. As of January 1, 2019, the conservation buffer was fully phased in.

Management believes that as of March 31, 2019 and June 30, 2018, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer of 2.5% and 1.875% as of March 31, 2019 and June 30, 2018, respectively. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Note 9. Earnings Per Share

Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted EPS is calculated in a similar manner, except that the denominator includes the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. Dilutive financial instruments include stock options and unvested restricted stock.

The following table provides factors used in the earnings per share computation for the three and nine months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(amounts in thousands, except share and per share data)
Net income applicable to common stock	$1,986	$2,177	$6,639	$3,935

Average number of common shares outstanding	17,451,763	18,165,110	17,917,077	18,165,110
Less: Average unallocated ESOP shares	1,247,370	1,344,384	1,271,790	1,375,979
Average number of common share soutstanding used to calculate basic earnings per common share	16,204,393	16,820,726	16,645,287	16,789,131

Effect of equity-based awards	57,362	-	14,459	-
Average number of common shares outstanding used to calculate diluted earnings per common share	16,261,755	16,820,726	16,659,746	16,789,131

Earnings per common share:
Basic	$0.12	$0.13	$0.40	$0.23
Diluted	$0.12	$0.13	$0.40	$0.23

Stock options for 1,339,293 shares of common stock were not considered in computing diluted earnings per common share for both the three and nine months ended March 31, 2019 because they were antidilutive. There were no potentially dilutive common stock equivalents during the three or nine months ended March 31, 2018.

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

The Company had no interest rate swaps as of June 30, 2018. The following table presents summary information about the interest rate swaps as of March 31, 2019:

March 31,
(dollars in thousands)	2019
Notional amounts	$16,525
Weighted average pay rates	4.39%
Weighted average receive rates	4.39%
Weighted average maturity	9.58 years
Fair value of combined interest rate swaps	$-

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
4.	Allocate the transaction price to performance obligations in the contract
5.	Recognize revenue when (or as) the Company satisfies a performance obligation

The Company’s revenue streams that are within the scope of the accounting standard are: (1) fees and service charges on deposit accounts (including interchange fees), which, are included on the Consolidated Statements of Operations as “Fees and service charges” and (2) gains on the sale of foreclosed real estate. For the three and nine months ended March 31, 2019 fees and services charges totaled $436,000 and $1.3 million, of which and $390,000 and $1.2 million, respectively, were revenue streams within the scope of the accounting standard. For the three and nine months ended March 31, 2018 fees and services charges totaled $352,000 and $1.1 million, of which $335,000 and $935,000, respectively, were in-scope revenue streams.

Fees and Service Charges on Deposit Accounts. The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfied the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance. For the three and nine months ended March 31, 2019 fees and service charges on deposit accounts were $295,000 and $892,000, and for the three and nine months ended March 31, 2018 fees and service charges on deposit accounts were $242,000 and $649,000, respectively.

Interchange Income. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. For the three and nine months ended March 31, 2019 interchange income was $95,000 and $314,000, and for the three and nine months ended March 31, 2018 interchange income was $93,000 and $286,000, respectively.

Gain/Losses on Sales of Foreclosed Real Estate. The Company records a gain or loss from the sale of foreclosed real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed real estate asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. For the three and nine months ended March 31, 2019, gains on sale of foreclosed real estate were $0 and $24,000, compared to $13,000 and $27,000, for the three and nine months ended March 31, 2018, respectively.

Note 12. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Concurrent with the approval of the Plan, on October 24, 2018, 431,039 stock options and 183,884 restricted stock awards (“RSAs”) were granted to non-employee directors. Additionally, on November 14, 2018 the Board of Directors approved employee grants of 908,254 stock options and 363,301 RSAs. All grants of stock options and RSAs have a 5-year vesting period. Total compensation cost that has been charged against income for the Plan was $829,000 and $1.3 million for the three and nine months ended March 31, 2019.

Restricted Stock Awards

RSAs provide for the issuance of shares to both employees and non-employee directors. These awards generally vest over a 5-year period, with 20% vesting each year on the anniversary of the award, however may not vest more rapidly than over a three-year period. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,604, of which 547,185 shares were issued as of March 31, 2019.

The following table presents a summary of RSA activity during the period ended March 31, 2019.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested allocated shares outstanding at July 1, 2018	-	$-
Shares granted	547,185	19.02
Shares vested	-	-
Shares forfeited	-	-
Unvested allocated shares at March 31, 2019	547,185	$-

As of March 31, 2019, there was $9.6 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.6 years.

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

As of March 31, 2019, there was $5.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.6 years.

The following table presents a summary of activity related to stock options granted under the Plan, and changes during the period then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
	(dollars in thousands, except share and per share data)
Options outstanding at July 1, 2018	-	$-		$-
Options granted	1,339,293	19.04
Options expired	-	-
Options exercised	-	-
Options outstanding at March 31, 2019	1,339,293	$19.04	9.6	$715

Fully vested and expected to vest	1,339,293	$19.04	9.6	$715
Exercisable at March 31, 2019	-	$-		$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at March 31, 2019 and June 30, 2018, and results of operations for the three and nine months ended March 31, 2019 and 2018 is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2018.

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

Comparison of Financial Condition at March 31, 2019 and June 30, 2018

Total Assets. Total assets increased $43.6 million, or 2.9%, to $1.52 billion at March 31, 2019 from $1.48 billion at June 30, 2018. The increase is primarily the result of increases of $33.3 million in net loans receivable, $25.0 million in cash and cash equivalents and $3.9 million in other assets, partially offset by a decrease of $18.6 million in total investment securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $25.0 million, or 40.2%, to $87.1 million at March 31, 2019 from $62.1 million at June 30, 2018. The increase was primarily attributable to a $44.7 million increase in deposits, a $19.5 million decrease in available for sale securities and a $7.4 million increase in FHLB advances, partially offset by a $33.3 million increase in net loans receivable and $817,000 increase in held to maturity securities.

Securities Held to Maturity. Total securities held to maturity increased $817,000, or 0.2%, to $354.0 million at March 31, 2019 from $353.2 million at June 30, 2018. This increase was primarily caused by $49.2 million of purchases, partially offset by $48.0 million in calls, maturities and amortization of mortgage-backed securities.

Securities Available for Sale. Total securities available for sale decreased $19.5 million, or 18.4%, to $86.0 million at March 31, 2019 from $105.5 million at June 30, 2018. This decline was primarily due to $14.4 million of calls and maturities of U.S. government and agency obligations, $3.9 million of amortization of mortgage backed securities, and $2.1 million of sales, partially offset by a $1.1 million decrease in net unrealized losses.

Net Loans Receivable. Net loans receivable increased $33.3 million, or 3.7%, to $935.6 million at March 31, 2019 from $902.3 million at June 30, 2018. The increase was the result of $127.7 million in originations and loan purchases, partially offset by $94.4 million of net amortization, prepayments, and other activity on the remaining portfolio.

Deposits. Total deposits increased $44.7 million, or 3.9% to $1.20 billion at March 31, 2019 from $1.16 billion at June 30, 2018. This increase primarily reflects increases of $87.3 million in money market accounts, $34.8 million in time deposits, $6.0 million in demand deposits and $2.5 million in NOW accounts, partially offset by a decrease of $85.9 million in savings accounts, and a $2.5 million net decrease in brokered time deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $7.4 million, or 39.3%, to $26.2 million at March 31, 2019 from $18.8 million at June 30, 2018. The increase is primarily due to $12.5 million of additional long-term advances, partially offset by $5.1 million in maturities and paydowns.

Total Shareholders’ Equity. Total shareholders’ equity decreased $9.2 million, or 3.2%, to $278.3 million at March 31, 2019 from $287.5 million at June 30, 2018. This decrease was primarily due to the repurchase of $18.3 million in common stock and $1.5 million of cash dividends paid, partially offset by net income of $6.6 million, $2.0 million of stock-based compensation expense, $1.2 million of comprehensive income, primarily due to the decrease in net unrealized losses on investment securities and a $719,000 reduction in unearned ESOP shares for plan shares earned during the period. As of March 31, 2019, the Company completed its previously reported program to repurchase up to 908,256 shares of its outstanding common stock. The Company repurchased 908,256 shares at an average price of $20.15 per share. At March 31, 2019, the Company’s book value per share and tangible book value per share were $15.63 and $15.27, respectively, compared to $15.83 and $15.47, respectively, at June 30, 2018. At March 31, 2019, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General. Net income was $2.0 million for the three months ended March 31, 2019 compared to $2.2 million for the three months ended March 31, 2018. The decrease was primarily due to an $865,000 increase in noninterest expense, and a $34,000 increase in income tax expense, partially offset by a $594,000 increase in net interest income, a $67,000 increase in noninterest income and a $47,000 decrease in the provision for loan losses.

Net Interest Income. Net interest income increased $594,000, or 5.9%, to $10.7 million for the three months ended March 31, 2019, compared to the same period in 2018. The increase in net interest income compared to the prior period is primarily the result of a $99.6 million, or 7.3%, increase in average interest-earning assets, partially offset by a 5 basis point decrease in the net interest margin. The increase in average interest-earning assets is primarily due to a $70.1 million increase in average loans receivable. The net interest margin was 2.94% for the three months ended March 31, 2019, a decrease of five basis points compared to 2.99% in the prior year quarter. Despite continued asset growth and a higher yielding asset mix, the margin has been impacted by rising funding costs due to higher short-term interest rates along with competitive pricing. The cost of interest-bearing deposits was 1.04% for the three months ended March 31, 2019 compared to 0.58% for the three months ended March 31, 2018, an increase of 46 basis points. The Company has experienced a shift in deposit mix as customers in lower costing saving products moved funds to higher rate money market accounts and time deposits.

Interest and Dividend Income. Interest and dividend income increased $2.0 million, or 17.2%, to $13.6 million for the three months ended March 31, 2019 compared to $11.6 million for the three months ended March 31, 2018. The increase primarily reflects a $99.6 million increase in total average interest-earning assets and a 31 basis point increase in the yield on total interest-earning assets. The increase in yield is due to the shift from generally lower yielding investment securities to generally higher yielding loans, as well as the increase in yields for all asset types primarily due to changes in market interest rates.

Interest income on loans receivable increased $1.3 million, or 14.4%, primarily due to a $70.1 million increase in the average balance of loans receivable to $913.6 million for the three months ended March 31, 2019 from $843.5 million for the same period last year, and a 24 basis point increase in the average yield on loans to 4.56% for the three months ended March 31, 2019 from 4.32% for the same period last year.

Interest income on securities increased $251,000, or 10.6%, primarily due to a 34 basis point increase in the average yield on securities to 2.35% for the three months ended March 31, 2019 from 2.01% for the same period last year, partially offset by a $26.3 million decrease in the average balance of securities. The increase in the yield on securities was primarily due to an increase in market interest rates.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, increased $437,000, or 246.9%, due primarily to a $55.8 million increase in the average balance of other interest-earning assets to $98.7 million for the three months ended March 31, 2019 from $42.9 million for the same period last year, and an 84 basis point increase in the average yield on other interest-earning assets to 2.52% for the three months ended March 31, 2019 from 1.68% for the same period last year. The increase in the yield on other interest-earning assets was primarily due to an increase in market interest rates.

Interest Expense. Interest expense increased $1.4 million, or 93.3%, to $2.9 million for the three months ended March 31, 2019 compared to $1.5 million for the three months ended March 31, 2018. The increase primarily reflects a 46 basis point increase in the average cost of interest-bearing liabilities to 1.08% for the three months ended March 31, 2019 from 0.62% for the same period last year, and a $96.2 million increase in the average balance on interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $1.4 million, or 98.6%, primarily due to a 46 basis point increase in the average cost of interest- bearing deposits to 1.04% for the three months ended March 31, 2019 from 0.58% for the same period last year, and a $97.4 million increase in the average balance to $1.06 billion for the three months ended March 31, 2019 from $967.0 million for the three months ended March 31, 2018. The increase in the average rate paid on interest-bearing deposits was primarily caused by rising funding costs due to higher short-term interest rates along with competitive pricing. The Company has experienced a shift in the deposit mix as customers in lower costing saving products moved funds to higher rate money market accounts and time deposits. The average interest rate paid on money market accounts and time deposits both increased 70 basis points, as the Bank offered higher rates on these deposits due to the increase in market interest rates.

Interest expense on Federal Home Loan Bank advances increased $43,000, or 34.4%, primarily due to a 77 basis point increase in the average cost to 2.61% for the three months ended March 31, 2019 from 1.84% for the same period last year, partially offset by a $1.2 million decrease in the average balance to $26.2 million for the three months ended March 31, 2019 from $27.4 million for the same period last year. The increase in the average cost is primarily due to higher rates on new borrowings and the maturity of lower cost borrowings.

Provision for Loan Losses. The provision for loan losses decreased by $47,000 to $7,000 for the three months ended March 31, 2019, compared to $54,000 for the three months ended March 31, 2018. Charge-offs, net of recoveries, were $5,000 for the three months ended March 31, 2018 compared to recoveries, net of charge-offs, of $99,000 for the three months ended March 31, 2018. Loans classified as substandard decreased $10.6 million, or 53.9%, to $9.0 million as of March 31, 2019, from $19.6 million at March 31, 2018. Non-performing loans as a percent of total loans receivable was 0.30% as of March 31, 2019, a decrease from 0.80% as of March 31, 2018.

Noninterest Income. Noninterest income increased $67,000, or 13.1%, to $579,000 for the three months ended March 31, 2019 compared to a $512,000 for the three months ended March 31, 2018. The increase was caused primarily by an $84,000 increase in fees and service charges (deposit fees and loan processing fees), partially offset by a $17,000 decrease in all other noninterest income.

Noninterest Expense. Noninterest expense increased $865,000, or 11.0%, to $8.7 million for the three months ended March 31, 2019 compared to $7.8 million for the three months ended March 31, 2018. The increase was primarily caused by a $957,000 increase in salaries and employee benefits, partially offset by a $92,000 decrease in all other noninterest expenses. The increase in salaries and employee benefits was primarily due to $829,000 of stock-based compensation expense recorded in the current quarter, as well as a $110,000 increase in salaries as a result of additional staffing.

Income Tax Expense. Income tax expense increased $34,000, or 5.8%, to $625,000 for the three months ended March 31, 2019 from $591,000 for the three months ended March 31, 2018. The increase was caused primarily by a $182,000 one-time deferred tax remeasurement credit recorded in the prior year period in conjunction with the passing of the Tax Cuts and Job Act. The effective income tax rate was 23.9% for the three months ended March 31, 2019. The effective tax rate, adjusted for remeasurement credit, was 27.9% for the three months ended March 31, 2018. Beginning on July 1, 2018, the Company began to realize the full benefits of the reduction in the corporate income tax rate from 34% to 21%, which became effective in January 2018.

Comparison of Operating Results for the Nine Months Ended March 31, 2019 and 2018

General. Net income increased $2.7 million, or 68.7%, to $6.6 million for the nine months ended March 31, 2019 compared to $3.9 million for the nine months ended March 31, 2018. The increase was primarily due to a $1.9 million decrease in income tax expense, a $1.7 million increase in net interest income, a $318,000 decrease in the provision for loan losses, and a $222,000 increase in noninterest income, partially offset by a $1.4 million increase in noninterest expense.

Net Interest Income. Net interest income increased $1.7 million, or 5.8%, to $31.9 million for the nine months ended March 31, 2019, compared to the same period in 2018. The increase in net interest income compared to the prior year is primarily the result of a $78.2 million, or 5.7%, increase in average interest-earning assets. The increase in average interest-earning assets is primarily due to an $80.6 million increase in average loans receivable. The net interest margin was 2.96% for the nine months ended March 31, 2019 unchanged from the nine months ended March 31, 2018. Despite continued asset growth and a higher yielding asset mix, the margin has been negatively impacted by rising funding costs due to higher short-term interest rates along with competitive pricing. The cost of interest-bearing deposits was 0.91% for the nine months ended March 31, 2019 compared to 0.55% for the nine months ended March 31, 2018, an increase of 36 basis points. The Company has experienced a shift in deposit mix as customers in lower costing saving products moved funds to higher rate money market accounts and time deposits.

Interest and Dividend Income. Interest and dividend income increased $4.9 million, or 14.1%, to $39.5 million for the nine months ended March 31, 2019 compared to a $34.6 million for the nine months ended March 31, 2018. The increase primarily reflects a $78.2 million increase in total average interest-earning assets and a 27 basis point increase in the yield on total interest-earning assets. The increase in yield is due to the increase in market interest rates, as well as the shift of assets from generally lower yielding investment securities to generally higher yielding loans.

Interest income on loans receivable increased $3.5 million, or 13.1%, primarily due to an $80.6 million increase in the average balance of loans receivable to $908.7 million for the nine months ended March 31, 2019 from $828.1 million for the same period last year, and an 13 basis point increase in the average yield on loans to 4.49% for the nine months ended March 31, 2019 from 4.36% for the same period last year.

Interest income on securities increased $531,000, or 7.7%, primarily due to a 29 basis point increase in the average yield on securities to 2.21% for the nine months ended March 31, 2019 from 1.92% for the same period last year, partially offset by a $30.8 million decrease in the average balance of securities. The increase in the yield on securities was primarily due to an increase in market interest rates.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, increased $822,000, or 130.9%, due primarily to a $28.4 million increase in the average balance of the other interest-earning assets to $83.9 million for the nine months ended March 31, 2019 from $55.5 million for the same period last year, and a 79 basis point increase in the average yield on other interest-earning assets to 2.30% for the nine months ended March 31, 2019 from 1.51% for the same period last year. The increase in the yield on other interest-earning assets was due primarily to an increase in market interest rates.

Interest Expense. Interest expense increased $3.2 million, or 71.7%, to $7.6 million for the nine months ended March 31, 2019 compared to $4.4 million for the nine months ended March 31, 2018. The increase primarily reflects a 35 basis point increase in the average cost of interest-bearing liabilities to 0.94% for the nine months ended March 31, 2019 from 0.59% for the same period last year, and a $70.7 million increase in the average balance on interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $3.2 million, or 81.4%, primarily due to a 36 basis point increase in the average cost of deposits to 0.91% for the nine months ended March 31, 2019 from 0.55% for the same period last year, and an $83.1 million increase in the average balance to $1.05 billion for the nine months ended March 31, 2019 from $962.0 million for the nine months ended March 31, 2018. The increase in the average rate paid on interest-bearing deposits was primarily caused by rising funding costs due to higher short-term interest rates along with competitive pricing. The Company has experienced a shift in deposit mix as customers in lower costing saving products moved funds to higher rate money market accounts and time deposits. The average interest rate paid on money market accounts and time deposits increased 73 and 57 basis points respectively, as the Bank offered increased rates on these deposits due to the increase in market interest rates.

Interest expense on Federal Home Loan Bank advances decreased $65,000, or 14.7%, primarily due to a 55 basis point increase in the average cost to 2.25% for the nine months ended March 31, 2019 from 1.70% for the same period last year, partially offset by a $12.3 million decrease in the average balance to $22.4 million for the nine months ended March 31, 2019 from $34.7 million for the same period last year. The increase in the average cost is primarily due to higher rates on new borrowings and the maturity of lower cost borrowings.

Provision for Loan Losses. The provision for loan losses decreased by $318,000 to $71,000 for the nine months ended March 31, 2019, compared to $389,000 for the nine months ended March 31, 2018. Charge-offs, net of recoveries, were $30,000 for the nine months ended March 31, 2019 compared to $915,000 for the nine months ended March 31, 2018. In the prior year period, the Company recorded a $997,000 charge-off of a specific reserve previously recorded on a construction loan.

Noninterest Income. Noninterest income increased $222,000, or 11.6%, to $2.1 million for the nine months ended March 31, 2019 compared to a $1.9 million for the nine months ended March 31, 2018. The increase was caused primarily by a $155,000 gain on the sale of bank premises and $147,000 of swap income in the current year period, partially offset by a $118,000 decrease in gains on the sale of securities.

Noninterest Expense. Noninterest expense increased $1.4 million, or 6.0%, to $25.3 million for the nine months ended March 31, 2019 compared to $23.9 million for the nine months ended March 31, 2018. The increase was caused primarily by a $1.8 million increase in salaries and employee benefits, partially offset by decreases of $400,000 in all other noninterest expenses. The increase in salaries and employee benefits was primarily due to $1.3 million of stock-based compensation expense recorded in the current year, as well as a $668,000 increase in salaries as a result of additional staffing, partially offset by lower retirement and medical benefits costs.

Income Tax Expense. Income tax expense decreased $1.8 million, or 47.1%, to $2.1 million for the nine months ended March 31, 2019 from $3.9 million for the nine months ended March 31, 2018. The decrease was caused primarily by a $1.6 million one-time deferred tax remeasurement charge recorded in the prior year. The effective income tax rate was 23.9% for the nine months ended March 31, 2019. The effective tax rate, adjusted for remeasurement credit, was 30.2% for the nine months ended March 31, 2018.

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

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$913,634	$10,413	4.56%	$843,557	$9,103	4.32%
Investment securities	445,604	2,619	2.35	471,932	2,368	2.01
Other interest-earning assets	98,717	614	2.52	42,860	177	1.68
Total interest-earning assets	1,457,955	13,646	3.75	1,358,349	11,648	3.44
Non-interest-earning assets	58,541			56,874
Total assets	$1,516,496			$1,415,223

Liabilities and equity:
NOW accounts	$116,781	52	0.18	$113,178	49	0.18
Money market accounts	126,438	368	1.18	42,448	50	0.48
Savings accounts and escrow	392,537	239	0.24	496,574	297	0.24
Time deposits	428,643	2,082	1.97	314,815	984	1.27
Total interest-bearing deposits	1,064,399	2,741	1.04	967,015	1,380	0.58
Federal Home Loan Bank advances	26,259	168	2.61	27,444	125	1.84
Total interest-bearing liabilities	1,090,658	2,909	1.08	994,459	1,505	0.62
Non-interest-bearing deposits	133,671			129,905
Other non-interest-bearing liabilities	11,242			6,719
Total liabilities	1,235,571			1,131,083
Total equity	280,925			284,140
Total liabilities and equity	$1,516,496			$1,415,223

Net interest income		$10,737			$10,143
Interest rate spread (1)			2.67			2.82
Net interest margin (2)			2.94			2.99
Average interest-earning assets to interest-bearing liabilities	133.68%			136.59%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine Months Ended March 31,
	2019			2018
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$908,674	$30,632	4.49%	$828,138	$27,092	4.36%
Investment securities	446,398	7,413	2.21	477,199	6,882	1.92
Other interest-earning assets	83,938	1,450	2.30	55,502	628	1.51
Total interest-earning assets	1,439,010	39,495	3.66	1,360,839	34,602	3.39
Non-interest-earning assets	55,334			57,927
Total assets	$1,494,344			$1,418,766

Liabilities and equity:
NOW accounts	$117,522	157	0.18	$113,365	146	0.17
Money market accounts	95,407	788	1.10	33,854	93	0.37
Savings accounts and escrow	423,922	780	0.25	508,259	930	0.24
Time deposits	408,210	5,447	1.78	306,527	2,785	1.21
Total interest-bearing deposits	1,045,061	7,172	0.91	962,005	3,954	0.55
Federal Home Loan Bank advances	22,395	378	2.25	34,712	443	1.70
Total interest-bearing liabilities	1,067,456	7,550	0.94	996,717	4,397	0.59
Non-interest-bearing deposits	131,507			131,629
Other non-interest-bearing liabilities	8,344			7,590
Total liabilities	1,207,307			1,135,936
Total equity	287,037			282,830
Total liabilities and equity	$1,494,344			$1,418,766

Net interest income		$31,945			$30,205
Interest rate spread (1)			2.72			2.80
Net interest margin (2)			2.96			2.96
Average interest-earning assets to interest-bearing liabilities	134.81%			136.53%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2019 versus 2018
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$535	$775	$1,310
Investment securities	224	27	251
Other interest-earning assets	121	316	437
Total interest-earning assets	880	1,118	1,998

Interest expense:
NOW accounts	2	1	3
Money market accounts	135	183	318
Savings and escrow accounts	20	(78)	(58)
Time deposits	664	434	1,098
Federal Home Loan Bank advances	50	(7)	43
Total interest-bearing liabilities	871	533	1,404

Net increase in net interest income	$9	$585	$594

	Nine Months Ended March 31,
	2019 versus 2018
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$838	$2,702	$3,540
Investment securities	785	(254)	531
Other interest-earning assets	409	413	822
Total interest-earning assets	2,032	2,861	4,893

Interest expense:
NOW accounts	5	6	11
Money market accounts	363	332	695
Savings and escrow accounts	42	(192)	(150)
Time deposits	1,559	1,103	2,662
Federal Home Loan Bank advances	119	(184)	(65)
Total interest-bearing liabilities	2,088	1,065	3,153

Net (decrease) increase in net interest income	$(56)	$1,796	$1,740

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

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of equity ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100 and 200 basis points from current market rates and that interest rates decrease 100 and 200 basis points from current market rates. Based on the recent increases in the fed funds rate, as of March 31, 2019 we have removed the 150 basis point decrease scenario in favor of a 200 basis point decrease to evaluate NPV.

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at March 31, 2019 and June 30, 2018. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
March 31, 2019:
200	$292,697	$(35,101)	(10.7)%	20.41%	(125)
100	312,234	(15,564)	(4.7)	21.18	(48)
-	327,798	-	-	21.66	-
(100)	332,546	4,748	1.4	21.48	(18)
(200)	331,790	3,992	1.2	21.05	(61)

June 30, 2018:
200	$282,017	$(50,676)	(15.2)%	20.75%	(219)
100	313,606	(19,087)	(5.7)	22.25	(69)
-	332,693	-	-	22.94	-
(100)	342,520	9,827	3.0	23.02	8
(150)	348,648	15,955	4.8	23.14	20

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents totaled $87.1 million, an increase from $62.1 million as of June 30, 2018. Debt securities classified as available for sale, which provide an additional source of liquidity, totaled $86.0 million at March 31, 2019, a decrease from $105.5 million as of June 30, 2018.

We had the ability to borrow up to $295.5 million and $314.9 million from the Federal Home Loan Bank of New York, at March 31, 2019 and June 30, 2018, respectively, of which $26.2 million and $18.8 million was outstanding as of March 31, 2019 and June 30, 2018, respectively. We also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $116.0 million and $122.1 million as of March 31, 2019 and June 30, 2018, respectively, none of which was outstanding at either date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or the Federal Reserve Bank of New York.

We had $126.8 million and $99.7 million of loan commitments outstanding as of March 31, 2019 and June 30, 2018, respectively, and $72.2 million and $59.5 million as of March 31, 2019 and June 30, 2018, respectively, of approved, but unadvanced, funds to borrowers. We also had $1.7 million and $1.4 million in outstanding letters of credit at March 31, 2019 and June 30, 2018, respectively.

Time deposits due within one year of March 31, 2019 totaled $163.4 million, a decrease of $19.9 million from $183.3 million as of June 30, 2018. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at March 31, 2019. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Holding Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. The Holding Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Holding Company is governed by applicable laws and regulations. At March 31, 2019, the Holding Company (on an unconsolidated, stand-alone basis) had liquid assets of $55.4 million.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation. At March 31, 2019, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 8 to the accompanying unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk".

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting will not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2019, the Company was not involved in any legal proceedings the outcome of which it believes would be material to its consolidated financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission. As of March 31, 2019, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

(a)	Not applicable

(b)	Not applicable

(c)

On October 24, 2018, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may repurchase up to 908,256 shares, or 5.0% of the Company’s then outstanding common stock. On February 6, 2019, PCSB Financial Corporation (the “Company”) completed the program. The Company repurchased 908,256 shares at an average price of $20.15 per share.

The following table presents information regarding stock repurchases by the Company during the quarter ended March 31, 2019.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2019 through January 31, 2019	335,000	$19.99	335,000	351,186
February 1, 2019 through February 28, 2019	351,186	20.71	351,186	-
March 1, 2019 through March 31, 2019	-	-	-	-
Total	686,186	$20.36	686,186

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

101

The following materials for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

PCSB FINANCIAL CORPORATION

Date: May 10, 2019	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: May 10, 2019	/s/ Scott D. Nogles
Scott D. Nogles
Executive Vice President and Chief Financial Officer