Form 10-K
period 2019-06-30
PCSB Financial Corp
filed 2019-09-10
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-38065

PCSB FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	81-4710738
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2651 Strang Blvd., Suite 100, Yorktown Heights, New York	10598
(Address of Principal Executive Offices)	(Zip Code)

(914) 248-7272

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PCSB	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☒

Non-accelerated filer ☐		Emerging growth company ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 31, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates of the Registrant was $312.4 million. The registrant does not have any non-voting common equity.

As of September 6, 2019, there were 17,655,539 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders (Part III).

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

PART I

Item 1. Business

PCSB Financial Corporation

PCSB Financial Corporation (“PCSB Financial” or the “Company”), a Maryland corporation, is the bank holding company for PCSB Bank (the “Bank”). On April 20, 2017, the Company completed its initial public offering in connection with the Bank’s conversion from a mutual savings bank to a stock savings bank, selling 17,826,408 shares of common stock at a price of $10.00 per share. In addition, the Company contributed 338,702 shares of common stock and $1.6 million in cash to the PCSB Community Foundation, a charitable foundation formed in connection with the conversion. As of June 30, 2019, we had consolidated assets of $1.64 billion, consolidated deposits of $1.23 billion and consolidated equity of $281.3 million. Other than holding the common stock of PCSB Bank, PCSB Financial has not engaged in any significant business to date. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations; however, there are no current agreements for these activities.

PCSB Bank

PCSB Bank is a New York-chartered commercial bank, having converted from a savings bank charter effective January 1, 2019. We serve the banking needs of customers in the Lower Hudson Valley of New York State through our executive offices/headquarters and 15 banking offices located in Dutchess (3 offices), Putnam (3 offices), Rockland (1 office) and Westchester (8 offices) Counties, New York. Our primary business activity is attracting deposits from the general public and using those funds primarily to originate and purchase commercial real estate, business loans, and one-to four-family loans and purchase investment securities. We are subject to comprehensive regulation and examination by the New York State Department of Financial Services (the “NYSDFS”) and by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Competition for loans comes primarily from the many financial institutions operating in our market area. Our experience in recent years has been that many financial institutions in our market area, especially community banks seeking to expand their commercial loan portfolios and institutions located in highly competitive Westchester County, have been willing to price commercial loans aggressively in order to gain market share. We also compete with Fintech companies, which can digitally deliver banking products and services without the expenses associated with physical branch offices and without the regulatory compliance obligations and expenses to which banks are subject.

Lending Activities

Commercial Real Estate Loans. At June 30, 2019, commercial real estate loans were $651.4 million, or 59.4%, of total loans receivable. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities, and multi-family properties. At June 30, 2019, multi-family residential real estate loans, which are described below, totaled $153.0 million.  Excluding multi-family loans, $84.5 million of our commercial real estate portfolio was owner occupied real estate and $413.9 million was secured by income producing, or non-owner occupied real estate.

At June 30, 2019, a substantial portion of our commercial real estate loans were secured by properties located in the lower Hudson Valley; however, we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also purchase and participate in commercial real estate loans with other financial institutions. At June 30, 2019, we had $145.9 million in commercial real estate loan participations and whole loan purchases, which constituted 22.4% of our commercial real estate loan portfolio, as compared with $94.0 million in commercial real estate loan participations and whole loan purchases, which constituted 19.0% of our commercial real estate loan portfolio at June 30, 2018. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans.

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

In underwriting commercial real estate loans, we consider a number of factors, which include the current and projected ratio of net cash flow to the loan’s debt service requirement (generally requiring a minimum of 1.20x), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Commercial real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower. Generally, guarantees are obtained from commercial real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, which would enhance our interest rate spread and overall profitability.

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

At June 30, 2019, our largest commercial real estate loan had an outstanding balance of $26.6 million and is secured by a non-owner-occupied industrial property. At June 30, 2019, this loan was performing according to its original terms.

Multi-Family Residential Real Estate Loans. At June 30, 2019, multi-family real estate loans were $153.0 million, or 13.9%, of total loans receivable. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units in our market area.  In addition to originating these loans, we also purchase and participate in multi-family residential real estate loans with other financial institutions. At June 30, 2019, we had $68.1 million in multi-family residential real estate loan purchases and participations, which constituted 44.5% of our multi-family residential real estate loan portfolio, as compared with $63.4 million in multi-family residential real estate loan participations, which constituted 61.5% of our multi-family residential real estate loan portfolio at June 30, 2018. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans.

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

In underwriting multi-family residential real estate loans, we consider a number of factors, which include the current and projected ratio of net cash flow to the loan’s debt service requirement (generally requiring a minimum of 1.20x), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family residential real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower.  Generally, guarantees are obtained from multi-family residential real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, which would enhance our interest rate spread and overall profitability.

At June 30, 2019, our largest multi-family residential real estate loan had an outstanding balance of $23.5 million and is secured by a 76-unit apartment complex.  At June 30, 2019, this loan was performing according to its original terms.

Commercial Loans. We originate commercial term loans and adjustable rate lines of credit to a variety of small and medium sized businesses in our market area. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At June 30, 2019, commercial business loans were $133.6 million, or 12.2% of total loans receivable. Customers for these loans include professional businesses, multi-generational family-owned businesses, and not for profit businesses. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, which would enhance our interest rate spread and overall profitability.

The commercial loans we offer include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either fixed or adjustable rates of interest. Adjustable rates are based on the prime rate, plus a margin. Commercial loans typically have shorter terms to maturity, higher interest rates than commercial real estate loans, and may involve more credit risk because of the type and nature of the collateral.

When originating commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial loans are generally made in amounts of up to 75% of the value of the collateral securing the loan. All of these loans are secured by assets of the respective borrowers.

At June 30, 2019, our largest commercial loan had an outstanding balance of $27.7 million and is secured by 338 individual loans to medical professionals. At June 30, 2019, this loan was performing according to its original terms.

Construction Loans. We originate loans to finance the construction of one- to four-family residential properties, and commercial and multi-family properties. At June 30, 2019, construction and land development loans were $13.2 million, or 1.2% of total loans receivable, consisting of $4.5 million of one- to four-family residential construction loans and $8.7 million of commercial and multi-family real estate construction loans. The majority of these loans are secured by properties located in our primary market area. PCSB Bank will occasionally, through a local nonprofit, fund the construction of low-income multi-family properties.

Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 24 months. Interest is generally an adjustable rate based on the prime rate, plus a margin.  At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be payable in full. Loans generally can be made with a maximum loan-to-value ratio of 75% of the appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we generally require an appraisal of the property by an independent licensed appraiser. We also generally require an inspection of the property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.

At June 30, 2019, our largest construction and land development loan had an outstanding balance of $5.8 million and is secured by a medical office building. At June 30, 2019, this loan was performing according to its original terms.

Residential Mortgage Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At June 30, 2019, one- to four-family residential real estate loans were $265.2 million, or 24.2% of total loans receivable, consisting of $233.1 million of fixed-rate loans and $32.1 million of adjustable-rate loans. In addition to originating these loans, we also purchase and participate in residential mortgage loans from other financial institutions. At June 30, 2019, purchased and participated loans totaled $64.5 million, or 24.3% of the residential mortgage loan portfolio, as compared to $56.3 million, or 22.5% of the residential mortgage loan portfolio as of June 30, 2018.

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

We will originate one- to four-family residential mortgage loans with loan-to-value ratios up to 80% without private mortgage insurance. We will originate loans with loan-to-value ratios of up to 95% with private mortgage insurance and where the borrower’s debt service does not exceed 45% of the borrower’s monthly cash flow. To encourage lending to low- and moderate-income home buyers, we have several in-house developed programs which can include low down payments, lender-paid PMI, a lower than market interest rate, or a grant to be used towards closing costs.

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

Home Equity Lines of Credit.  At June 30, 2019, the outstanding balance owed on home equity lines of credit was $33.2 million, or 3.0% of total loans receivable. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate, plus a margin.

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

Other Loans. We offer consumer and deposit overdraft loans. At June 30, 2019, other loans were $365,000, and included $254,000 of personal loans and $111,000 of overdrafts. The procedures for underwriting these loans include an assessment of the applicant’s and guarantor’s, if applicable, payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

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

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board of Directors has granted loan approval authority to certain senior officers up to prescribed limits not exceeding $5.0 million depending on the officer’s experience.  Loans approved under these officer authorities require dual signatures of the loan officer assigned to the loan and the officer with the appropriate approval authority. Loans in excess of $5.0 million and up to $15.0 million require approval of the Loan Committee of the Board of Directors, as do any extensions of credit to classified borrowers in excess of $2.0 million or loans up to $5.0 million that involve an exception to policy. Loans greater than $15.0 million and loans greater than $5.0 million that involve exceptions to policy must be authorized by the Board of Directors. Exceptions are reported to the Board of Directors monthly.

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential and commercial mortgage-backed securities, municipal government securities, deposits at the Federal Home Loan Bank of New York (“FHLBNY”), certificates of deposit of federally insured institutions, and investment grade corporate bonds. We also are required to maintain an investment in FHLBNY stock, which investment is based on the level of our FHLBNY borrowings. At June 30, 2019, our investment portfolio had a fair value of $418.5 million and consisted primarily of U.S. Government securities, U.S. Government agency securities, including residential and commercial mortgage-backed securities, collateralized mortgage obligations and investment grade corporate bonds.

We also have the authority under applicable law to invest in derivative securities. Derivatives may be used to manage the Company’s exposure to interest rate movements or to provide service to customers. The Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third party in order to minimize the net risk exposure resulting from such transactions. The notional amount of all derivatives to which we are a party is $68.5 million as of June 30, 2019.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide a use of funds when demand for loans is weak and to generate a favorable return. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy. Our management is responsible for implementation of the investment policy and monitoring our investment performance. The Asset/Liability Committee reviews the status of our investment portfolio quarterly.  See Note 3 to Notes to Consolidated Financial Statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for our lending and investment activities. To a lesser degree, we also use borrowings, primarily FHLBNY advances and brokered deposits, to supplement cash flow needs, as needed. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses. At June 30, 2019, our deposits totaled $1.23 billion and included $77.5 million of brokered time deposits, as well as $40.1 million of municipal deposits.

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

Borrowings. We primarily utilize advances from the FHLBNY to supplement our supply of investable funds. The FHLBNY functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLBNY and are authorized to apply for advances on the security of such stock and securities which are obligations of, or guaranteed by, the United States. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLBNY’s assessment of the institution’s creditworthiness. At June 30, 2019, we had the ability to borrow up to $291.2 million with the FHLBNY and had $111.2 million in advances outstanding. All of our borrowings from the FHLBNY are secured by investment securities. At June 30, 2019, we also had an available line of credit with the

Federal Reserve Bank of New York’s (“FRB”) discount window program of $118.0 million, none of which was outstanding at that date. This line of credit is secured by certain qualifying 1-4 family residential mortgage loans.

Personnel

At June 30, 2019, we had 160 full-time and 22 part-time employees.

Subsidiaries

PCSB Bank is the wholly-owned subsidiary of PCSB Financial. PCSB Bank has two wholly-owned subsidiaries: PCSB Funding Corp. and UpCounty Realty Inc. PCSB Funding Corp., a Delaware corporation, is a real estate investment trust that holds certain mortgage assets. UpCounty Realty Inc., a New York corporation, holds title to real estate properties foreclosed upon by PCSB Bank.

Regulation and Supervision

General

PCSB Bank is a New York-chartered commercial bank and the wholly-owned subsidiary of PCSB Financial, a Maryland corporation, which is a registered bank holding company. PCSB Bank’s deposits are insured up to applicable limits by the FDIC. PCSB Bank is subject to extensive regulation by the NYSDFS, as its chartering agency, and by the FDIC, as its deposit insurer. PCSB Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. PCSB Bank is a member of the FHLBNY.

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

New York Banking Laws and Supervision

PCSB Bank, as a New York chartered commercial bank, is regulated and supervised by the NYSDFS, which is required to regularly examine each state-chartered bank. The approval of the NYSDFS is required to establish or close branches, to merge with another bank and to undertake many other activities. Any New York commercial bank that does not operate according to the regulations, policies and directives of the NYSDFS may be sanctioned. The NYSDFS may suspend or remove directors or officers of a commercial bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the NYSDFS has the authority to appoint a receiver or conservator if it is determined that the commercial bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

The powers that New York-chartered commercial banks can exercise under these laws include, but are not limited to, the following:

Lending Activities. A New York-chartered commercial bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made according to applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.

Deposit Powers. A New York chartered commercial bank may offer a variety of deposit products to individuals, businesses, and state and local governments and their agencies and departments, including checking, NOW, money market, savings, IRA and certificate of deposit accounts. Commercial banks may accept deposits at their branches and ATM’s and may also provide online and mobile deposit services as well as cash management services such as escrow, sweep and lockbox accounts.

Investment Activities.  In general, PCSB Bank may invest in certain types of debt securities (including certain corporate debt securities and obligations of federal, state and local governments and agencies), certain types of corporate equity securities and certain other assets. However, these investment authorities are constrained by federal law.  See “—Federal Bank Regulation—Investment Activities” for such federal restrictions.

Loans to One Borrower Limitations. Under the New York Banking Law, PCSB Bank’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exceptions, 15% of its capital stock, surplus fund and undivided profits. The Bank’s lending limit as of June 30, 2019 was $32.3 million. PCSB Bank may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At June 30, 2019, PCSB Bank complied with these loans-to-one-borrower limitations.  At June 30, 2019, PCSB Bank’s largest aggregate amount of loans to one borrower was $31.4 million.

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

Loans to Directors and Executive Officers. Under applicable NYSDFS regulations (which are substantially similar to applicable federal banking regulations), PCSB Bank generally may not make a loan or other extension of credit to any of its executive officers or directors unless the loan or other extension of credit (i) is made on terms, including interest rate and collateral, that are not more favorable to the executive officer or director than those customarily offered by PCSB Bank to persons who are not executive officers or directors and who are not employed by PCSB Bank, and (ii) does not involve more than the normal risk of repayment or present other unfavorable features. Depending on the size of the loan or other extension of credit, prior approval of PCSB Bank’s Board of Directors (with the interested party, if a director, abstaining from participating directly or indirectly in the voting) may be required. As of and during the year ended June 30, 2019, we have made no loans to executive officers or directors.

Assessments. As a New York state-chartered commercial bank, PCSB Bank is required to pay to the NYSDFS a general assessment fee in connection with the NYSDFS’ regulation and supervision (including examination) of PCSB Bank. Each state institution is billed five times per each fiscal year, with four estimated quarterly assessments set as approximately 25% of the annual amount based on the NYSDFS’ estimated annual budget at the time of the billing, and a final assessment, or “true-up,” based on the NYSDFS’ actual expenses for the fiscal year.  The FDIC does not charge a state bank for supervision, although as discussed below, it charges all insured depository institutions deposit insurance assessments in connection with its administration of the Deposit Insurance Fund.

Regulatory Enforcement Authority. Any New York bank that does not operate according to the regulations, policies and directives of the NYSDFS may be subject to sanctions for non-compliance, including seizure of the property and business of the commercial bank and suspension or revocation of its charter. The NYSDFS may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the commercial bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the NYSDFS may issue an order to cease and desist and impose a fine on the commercial bank concerned.  New York consumer protection and civil rights statutes applicable to PCSB Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

New York Legislation and Regulation. The New York State Legislature and the NYSDFS have adopted laws and regulations and issued guidance in a number of areas affecting PCSB Bank’s operations. These include:

•

The New York Legislature has enacted legislation to address "zombie properties", meaning residential property abandoned by a homeowner after the initiation, but prior to the completion of, a foreclosure proceeding. Under this law, a mortgagee bank has a duty to maintain and secure a residential real property where there is a reasonable basis to believe it is vacant and abandoned, and faces civil penalties up to $500 per violation, per property, per day for failing to do so. As enacted, the legislation does not apply to PCSB Bank because we originate, own, service and maintain our own mortgages and we originate less than 0.3 percent of one- to four-family real property mortgages in New York. However, there can be no assurance that any future amendments to this law will not include us.

•

The NYSDFS has adopted a regulation that requires New York chartered banks to maintain programs to monitor and filter transactions for potential Bank Secrecy Act and anti-money laundering violations and prevent transactions with sanctioned entities. The regulation requires regulated institutions annually to submit a board resolution or senior officer compliance finding confirming steps taken to ascertain compliance with the regulation. Under the regulation, banks are required to review their transaction-monitoring and filtering programs and ensure that they are reasonably designed to comply with risk-based safeguards. The institutions also must adopt (at the institution’s option) an annual board resolution or senior officer compliance finding to certify compliance with the regulation. The resolution or finding must state that documents, reports, certifications and opinions of officers and other relevant parties have been reviewed by the board of directors or senior official to certify compliance with the regulation.

•

The NYSDFS has adopted a regulation which requires New York chartered banks to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of the commercial bank. The regulation, which is similar to guidance issued by the federal bank regulators, requires regulated financial institutions to establish a cybersecurity program; adopt a written cybersecurity policy; designate a Chief Information Security Officer responsible for implementing, overseeing and enforcing its new program and policy; and have policies and procedures designed to ensure the security of information systems and nonpublic information accessible to, or held by, third-parties, along with a variety of other requirements to protect the confidentiality, integrity and availability of information systems. The regulation requires annual written certification of compliance to NYSDFS. We believe that our cybersecurity policies and procedures comply with the new regulation.

•

The NYSDFS has issued guidance regarding incentive compensation. The guidance prohibits the payment by New York chartered banks of incentive compensation tied to employee performance indicators, such as the number of accounts opened, or the number of products sold per customer, without effective risk management, oversight and control. Banks considering the adoption of such incentive compensation plans must balance between risks and rewards, emplace effective controls and risk management and have strong corporate governance, including active and effective oversight by the board of directors. We have and will continue to ensure that any incentive compensation plan we adopt will conform to this guidance. See “Management – Executive Compensation-Proposed Short-Term Incentive Plan”.

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

The FDIC and the other federal bank regulatory agencies have issued a final rule that establishes a common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), a minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets), sets the leverage ratio at a uniform 4% of total assets and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  PCSB Bank has elected to exercise its one-time option to opt-out of the requirement under the final rule to include certain

“available-for-sale” securities holdings for purposes of calculating its regulatory capital requirements. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” which, as fully phased in, consists of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The “capital conservation buffer” was phased in over a four-year period through January 1, 2019. As of January 1, 2019, the conservation buffer was fully phased in.

The Federal Deposit Insurance Corporation Improvement Act requires each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Standards for Safety and Soundness. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. All state-chartered FDIC-insured banks, including commercial banks, are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under the Investment Company Act of 1940. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York law, whichever is less.

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

Under FDIC regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At June 30, 2019, PCSB Bank was classified as a “well capitalized” institution.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, payment of dividends, and the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

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

Enforcement. The FDIC has extensive enforcement authority over insured state commercial banks, including PCSB Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” It may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Federal Insurance of Deposit Accounts. PCSB Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in PCSB Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under its risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by regulation, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 1 1/2 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate by more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC sought to achieve the 1.35% ratio by September 30, 2020, with the increase to be funded by insured institutions with assets of $10 billion or more. Upon reaching a fund ratio of 1.35% as of December 31, 2018, smaller institutions were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. As of March 31, 2019, the fund ratio was 1.36%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. It has recently exercised that discretion by establishing a long range fund ratio of 2%.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The last bonds issued by the FICO will mature in September 2019.

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

Consumer Protection and Fair Lending Regulations. New York commercial banks are subject to a variety of federal and New York statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. New York’s Attorney General has vigorously enforced fair lending and other consumer protection laws. The Dodd Frank Act added a new statute that prohibits unfair, deceptive or abusive acts practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the FDIC and state Attorneys General. The Superintendent of Financial Services of the State of New York has stated that NYSDFS will vigorously enforce consumer protection laws to the extent that federal bank regulators reduce such enforcement.

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

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $124.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $124.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements.  PCSB Bank is in compliance with these requirements.

Federal Home Loan Bank System

PCSB Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions.  Members of the FHLB are required to acquire and hold shares of capital stock in the FHLB. PCSB Bank complied with this requirement at June 30, 2019. Based on redemption provisions of the FHLBNY, the stock has no quoted market value and is carried at cost. PCSB Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLBNY stock. At June 30, 2019, no impairment has been recognized.

At its discretion, the FHLBNY may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for affordable housing programs, which could reduce the amount of dividends that the FHLB pay to their members and result in the FHLB imposing a higher rate of interest on advances to their members. While the FHLBNY currently pays a dividend on its capital stock, there can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the FHLB also will not cause a decrease in the value of the FHLBNY stock held by PCSB Bank.

Holding Company Regulation

PCSB Financial, as a bank holding company, is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. In addition, the Federal Reserve Board has enforcement authority over PCSB Financial and its non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank.

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

PCSB Financial loses emerging growth company status on the earlier of: (i) the last day of the fiscal year during which it had total annual gross revenues of $1.0 billion (adjusted for inflation) or more; (ii) the last day of its fiscal year following the fifth anniversary of the date of the first sale of the Company’s common equity securities pursuant to an effective registration statement under the Securities Act of 1933, which will be June 30, 2022; (iii) the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which it is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Smaller Reporting Company Status

PCSB Financial qualifies as a “smaller reporting company” under the federal securities laws.  To qualify, a company must have a public float (i.e., aggregate market value of a company’s securities held by non-affiliates) of less than $250 million.  A company with less than $100 million in annual revenues and either no public float or a public float that is less than $700 million also qualifies.  Smaller reporting companies are eligible to provide scaled disclosures in its periodic reports filed with the Securities and Exchange Commission (“SEC”).

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

Federal regulations provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board. In addition, under the New York Banking Law, for a period of three years following completion of a conversion to stock form, no person may directly or indirectly offer to acquire or acquire beneficial ownership of more than 10% of any class of equity security of a converting savings bank without prior written approval of NYSDFS.

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

Tax Reform. On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which among other changes reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the Company was required to remeasure, through income tax expense, the Company’s deferred tax assets and liabilities using the enacted rate at which the deferred items are expected to be recovered or settled. The remeasurement of our net deferred tax asset resulted in additional income tax expense of $1.6 million for the year ended June 30, 2018.

Method of Accounting. For federal income tax purposes, PCSB Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Minimum Tax. As a result of the aforementioned tax reform, the alternative minimum tax rate is reduced from 20% to 0% for all tax years beginning after December 31, 2017. Alternative minimum tax credit carryforwards from prior tax years can be applied to reduce future taxable income and are refundable, subject to certain limitations. At June 30, 2019, PCSB Bank had no alternative minimum tax credit carryforwards.

Net Operating Loss Carryovers. Generally, for federal income tax purposes, a financial institution may carry forward net operating losses indefinitely and are subject to a limitation of 80% of taxable income. State income tax rules may differ from federal rules. See Note 13 to Consolidated Financial Statements for additional information.

Charitable Contributions Carryovers. Generally, charitable contributions are limited to 10% of taxable income, however financial institutions may carryforward unused contributions for up to 5 years. At June 30, 2019 the Company has charitable contributions carryforwards totaling $2.7 million, for which we expect to fully realize the benefit. See Note 13 to Consolidated Financial Statements for additional information.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any not deducted loss remaining after the five-year carryover period is not deductible. At June 30, 2019, PCSB Bank had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from PCSB Bank as a member of the same affiliated group of corporations. To date, no dividends have been paid by PCSB Bank.

Audit of Tax Returns.  PCSB Bank’s federal income tax returns and various state income tax returns have not been audited in the last three years.

State Taxation

Taxable income is apportioned to New York State based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New York State. The statutory tax rate is currently 6.5%. An alternative tax of 0.05% on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax is capped at $5 million for a tax year and is gradually phased out over a six-year period, becoming fully phased out beginning January 1, 2021. Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State.

The Company is also taxed in Connecticut and New Jersey, primarily as a result of income earned on loans where the borrower or the real estate collateral underlying the loan is located in these states.

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

We originate and purchase commercial real estate and commercial business loans. At June 30, 2019, our commercial real estate and commercial business loans totaled $785.0 million, or 71.6% of our loan portfolio. While these types of loans are potentially more profitable than residential mortgage loans, they are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. See “—Loan Underwriting Risks.”

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land (“ADC loans”) represent 100% or more of total risk-based capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total risk-based capital. At June 30, 2019, the Bank’s ADC loans and total commercial real estate loans represented 11% and 292% of total risk-based capital.

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

The FASB has issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held to maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current U.S. GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the Company expects that the adoption of the CECL model will materially affect how we determine the allowance for loan losses and could require the Company to increase our allowance significantly. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If the Company is required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect the Company's business, financial condition and results of operations. In June 2019, the FASB voted to propose a delay for the implementation of the standard until January 2023 for certain companies, including small reporting companies (as defined by the SEC), non-SEC public companies and private companies. The Company currently qualifies as a small reporting company and would be subject to the proposed delay if approved.

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

If rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread, which would have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. If interest rates rise, we expect that our net portfolio value of equity would decrease. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. At June 30, 2019, and assuming a 200 basis point increase in market interest rates, we estimate that our net portfolio value of equity would decrease by $39.6 million, or 12.1%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk—Net Portfolio Value Simulation.”

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

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches.  During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have implemented policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

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

There also are provisions in our articles of incorporation that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of the shares of common stock outstanding. Furthermore, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our management and directors, employment agreements that we have entered into with our executive officers and other factors may make it more difficult for companies or persons to acquire control of the Company without the consent of our Board of Directors. Taken as a whole, these statutory provisions and provisions in our articles of incorporation could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of advances from the FHLB and wholesale deposits. As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability in accessing these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that all of our customers, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused, we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations and financial condition.

We continually encounter technological change and the failure to understand and adapt to these changes could adversely affect our business.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Technology has lowered barriers to entry and made it possible for "non-banks" to offer traditional bank products and services using innovative technological platforms such as Fintech and Blockchain. These "digital banks" may be able to achieve economies of scale and offer better pricing for banking products and services than we can. Our future success will depend, in part, on the ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, its financial condition and results of operations.

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

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that may have a future impact on the banking industry, borrowers and the market for single-family residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 34% to 21%. In addition, other changes included (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. These changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Our ability to pay dividends or to repurchase our common stock is subject to regulatory limitations and other limitations.

PCSB Financial is a separate legal entity from our subsidiary, the Bank, and we do not have significant operations of our own. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Bank’s regulators could assert that payment of dividends or other payments may result in an unsafe or unsound practice. If the Bank is unable to pay dividends to us or we are required to contribute capital to the Bank, we may not be able to pay dividends on or repurchase our common stock.

We may be required to transition away from the use of the London interbank offered rate (“LIBOR”) in the future.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally.

The market transition away from LIBOR to an alternative reference could:

•

adversely affect the interest rates paid or received on, and the revenue and expenses associate with, the Company’s floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•

adversely affect the value of the Company’s floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of the Company’s preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based loans, deposits, and securities; and
•

require the transition to or development of appropriate systems and analytics to effectively transition the Company’s risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as the Federal Reserve Bank of New York’s Secured Overnight Finance Rate (“SOFR”).

The manner and impact of this transition, as well as the effects of these developments on the Company’s funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, are uncertain.

The performance of Bank's multifamily and mixed-use loans could be adversely impacted by regulation.

On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. While it is too early to measure the full impact of the legislation, in total, it generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing the Company’s multi-family loans or the future net operating income of such properties could be potentially impaired.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2019, we conducted business through our executive offices/headquarters in Yorktown Heights and our 15 banking offices located in Brewster (main banking office), Eastchester, Fishkill, Greenburgh, Jefferson Valley, Kent, Mahopac, Mount Kisco, Mount Vernon, New City, Pawling (2 branch offices), East White Plains, Somers, and Yorktown Heights, all of which are located in New York.  We own 4 and lease 12 of our properties.  At June 30, 2019, the net book value of our land, buildings, furniture, fixtures and equipment was $11.8 million. The Company’s and Bank’s executive offices/headquarters are located in a leased facility at 2651 Strang Blvd., Suite 100, Yorktown Heights, New York.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares of common stock are traded on the NASDAQ Capital Market under the symbol “PCSB”. The approximate number of shareholders of record of the Company’s common stock as of June 30, 2019 was 1,369.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is presented for the PCSB Financial Corporation 2018 Equity Incentive Plan as of June 30, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,339,293	$19.04	656,637
Equity compensation plans not approved by shareholders	n/a	n/a	n/a
Total	1,339,293	$19.04	656,637

Issuer Purchases of Equity Securities

On October 24, 2018, the Board of Directors authorized the repurchase of up to 908,256 shares, or 5.0% of the Company’s common stock. As of February 6, 2019, the repurchase was completed, with the Company repurchasing $18.3 million or 908,256 shares at an average price of $20.15 per share of its common stock.

Additionally, on June 20, 2019, a second repurchase program was authorized by the Board of Directors to repurchase up to 890,021 shares, or 5.0% of the Company’s common stock, none of which had been repurchased as of June 30, 2019.

The following table sets forth certain information with respect to stock repurchases during the quarter ended June 30, 2019:

Period	Total Shares of Common Stock Repurchased	Average Price Paid Per Common Share	Total Cost
(Dollars in thousands, except per share data)
April 1, 2019 through April 30, 2019	-	-	-
May 1, 2019 through May 31, 2019	-	-	-
June 1, 2019 through June 30, 2019	-	-	-
Total	-	$-	$-

Item 6. Selected Financial Data

The summary information presented below at or for each of the fiscal years presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At June 30,
	2019	2018	2017	2016	2015
	(in thousands)
Selected Financial Condition Data:
Total Assets	$1,637,579	$1,480,187	$1,426,458	$1,262,071	$1,200,750
Cash and cash equivalents	60,029	62,145	60,486	41,578	77,761
Securities held to maturity	345,545	353,183	383,551	270,679	269,913
Securities available for sale	72,228	105,504	111,889	112,351	84,943
Loans receivable, net	1,093,121	902,336	809,648	782,336	727,134
Goodwill and other intangible assets	6,429	6,539	6,665	6,808	6,703
Total Liabilities	1,356,272	1,192,628	1,146,612	1,152,122	1,090,479
Deposits	1,225,821	1,157,457	1,088,461	1,112,695	1,060,505
FHLB advances	111,216	18,841	42,598	20,081	14,000
Total shareholders' equity (total equity before June 30, 2017)	281,307	287,559	279,846	109,949	110,271

	For the Year Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$53,447	$47,960	$40,958	$39,044	$28,827
Interest expense	10,743	6,323	5,293	4,812	3,884
Net interest income	42,704	41,637	35,665	34,232	24,943
Provision for loan losses	808	414	823	1,859	1,326
Net interest income after provision	41,896	41,223	34,842	32,373	23,617
Non-interest income (1)	3,102	2,519	4,084	1,951	1,567
Non-interest expense (2)(3)	33,994	32,116	34,431	30,265	23,974
Income before income tax expense	11,004	11,626	4,495	4,059	1,210
Income tax expense (4)	2,686	5,022	1,266	1,133	702
Net income	$8,318	$6,604	$3,229	$2,926	$508

Earnings per share:
Basic	$0.50	$0.39	N/A	N/A	N/A
Diluted	$0.50	$0.39	N/A	N/A	N/A

(1)	Non-interest income for the year ended June 30, 2017 includes a $1.6 million settlement on an acquired loan.
(2)	Non-interest expense for the years ended June 30, 2016 and 2015 include merger expenses of $790,000 and $1.1 million, respectively.
(3)

Non-interest expense for the year ended June 30, 2017 includes a $5.0 million contribution expense related to the Company’s contribution and establishment of the PCSB Community Foundation, as well as a $919,000 curtailment gain on the Bank’s defined benefit pension plan.

(4)

In connection with the passage of the Tax Cuts and Jobs Act, the Company recorded a $1.6 million charge to income tax expense for the year ended June 30, 2018, primarily reflecting a write-down of our deferred tax asset resulting from a decrease in the federal corporate income tax rate from 34% to 21%.

	At or For the Year Ended June 30,
	2019	2018	2017	2016	2015
Selected Financial Ratios:
Return on average assets (1)	0.55%	0.46%	0.25%	0.24%	0.05%
Return on average equity (2)	2.92	2.33	2.14	2.59	0.45
Noninterest income to average assets	0.21	0.18	0.31	0.16	0.15
Noninterest expense to average assets	2.26	2.24	2.64	2.48	2.34
Interest rate spread	2.70	2.86	2.79	2.84	2.41
Net interest margin (3)	2.96	3.03	2.88	2.92	2.50
Efficiency ratio (4)	74.21	72.73	86.62	83.64	90.43
Dividend payout ratio (5)	26.24	7.63	n/a	n/a	n/a
Average interest-earning assets to average interest-bearing liabilities	134.34	135.94	122.32	120.01	122.55
Loans to deposits	89.17	77.96	74.38	70.31	68.56
Equity to assets (6)	19.00	19.80	11.59	9.27	11.03

Book value per common share	$15.80	$15.83	$15.41	n/a	n/a
Tangible book value per common share (4)	$15.44	$15.47	$15.04	n/a	n/a

Capital Ratios (PCSB Bank only):
Tier 1 capital (to adjusted total assets)	13.81%	19.54%	19.95%	8.92%	8.88%
Tier 1 capital (to risk-weighted assets)	17.96	30.29	31.63	13.47	15.47
Total capital (to risk-weighted assets)	17.96	30.29	31.63	13.96	16.03
Common equity Tier 1 capital (to risk-weighted assets)	18.45	30.81	32.21	13.47	15.47

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	0.52	0.54	0.63	0.51	0.54
Allowance for loan losses as a percent of non-performing loans	207.70	81.71	42.66	32.17	18.69
Net charge-offs (recoveries) to average outstanding loans during the period	0.01	0.08	(0.04)	0.23	0.27
Non-performing loans as a percent of total loans	0.25	0.66	1.48	1.60	2.87
Non-performing assets as a percent of total assets	0.24	0.44	0.92	1.07	1.78

Other Data:
Number of offices	15	15	15	15	15
Number of full-time equivalent employees	172	170	171	169	174

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	See “Non-GAAP Financial Measures” for a reconciliation of this measure
(5)	Dividends declared per share divided by net income per share.
(6)	Represents average equity divided by average total assets.

Non-GAAP Financial Measures

Using non-GAAP financial measures can help investors in providing a more meaningful picture of the company’s performance and value. It can also provide additional insight into a company’s business beyond that found in the Financial Statements.

We identify “efficiency ratio” and “tangible book value per common share” as non-GAAP financial measures. In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, in the most directly comparable measure calculated and presented in accordance with GAAP.  Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measure that are not non-GAAP financial measures or both.

The non-GAAP financial measures that we discuss in this annual report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP.

Efficiency ratio is a non-GAAP measure and is defined as noninterest expense, divided by operating revenue, which is equal to net interest income plus non-interest income. In our judgment, it allows investors and analysts to better understand our ability to turn resources into revenue. The lower the ratio, the better. An increase in the efficiency ratio indicates either increasing costs or decreasing revenues.

Tangible book value per common share is a non-GAAP measure and equals total shareholders’ equity, less goodwill and other intangible assets, divided by shares outstanding. We believe this disclosure may be meaningful to those investors who seek to evaluate our equity without giving effect to goodwill and other intangible assets.

	For the Year Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Computation of Efficiency Ratio
Noninterest expense	$33,994	$32,116	$34,431	$30,265	$23,974

Net interest income	$42,704	$41,637	$35,665	$34,232	$24,943
Noninterest income	3,102	2,519	4,084	1,951	1,567
Total revenue	$45,806	$44,156	$39,749	$36,183	$26,510

Efficiency ratio	74.21%	72.73%	86.62%	83.64%	90.43%

	For the Year Ended June 30,
	2019	2018	2017	2016	2015
	(Amounts in thousands, except share and per share data)
Computation of Tangible Book Value per Common Share
Total shareholders' equity	$281,307	$287,559	$279,846	$109,949	$110,271
Adjustments:
Preferred stock	-	-	-	-	-
Common shareholders' equity	281,307	287,559	279,846	109,949	110,271
Adjustments:
Goodwill	(6,106)	(6,106)	(6,106)	(6,106)	(5,843)
Other intangible assets	(323)	(433)	(559)	(702)	(860)
Tangible common shareholders' equity	$274,878	$281,020	$273,181	$103,141	$103,568

Common shares outstanding	17,804,039	18,165,110	18,165,110	n/a	n/a

Book value per share (GAAP)	$15.80	$15.83	$15.41	n/a	n/a
Adjustments:
Effects of intangible assets	(0.36)	(0.36)	(0.37)	n/a	n/a

Tangible book value per common share (Non-GAAP)	$15.44	$15.47	$15.04	n/a	n/a

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This section is intended to help investors understand the consolidated financial performance of PCSB Financial through a discussion of the factors affecting our financial condition at June 30, 2019 and 2018 and our results of operations for the years ended June 30, 2019 and 2018. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this annual report.

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

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. We have started to recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans, which was previously approved by shareholders.

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

Critical Accounting Policies

A summary of our accounting policies is described in Note 1 to Notes to Consolidated Financial Statements.  Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred loan losses. The allowance for loan losses is increased by provisions for loan losses charged to income. Losses are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized.  See Note 4 to Notes to Consolidated Financial Statements for a complete discussion of the allowance for loan losses.

Loan Portfolio

General. Loans are our primary interest-earning asset. At June 30, 2019, net loans represented 66.8% of our total assets. The following tables set forth certain information about our loan portfolio.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential	$265,167	24.17%	$250,578	27.67%	$217,778	26.77%	$226,073	28.79%	$240,448	32.93%
Commercial	651,396	59.38	495,265	54.70	437,651	53.80	385,827	49.14	324,574	44.46
Construction	13,231	1.21	17,352	1.92	22,404	2.75	25,050	3.19	11,886	1.63
Total	929,794	84.76	763,195	84.29	677,833	83.32	636,950	81.12	576,908	79.02
Commercial loans	133,614	12.18	104,135	11.50	93,631	11.50	106,738	13.60	112,092	15.36
Home equity lines of credit	33,204	3.03	37,395	4.13	41,927	5.15	41,180	5.24	40,605	5.56
Consumer and overdrafts	365	0.03	745	0.08	233	0.03	338	0.04	465	0.06
Total loans receivable	1,096,977	100.00%	905,470	100.00%	813,624	100.00%	785,206	100.00%	730,070	100.00%
Plus: net deferred loans origination costs and fees	1,808		1,770		1,174		1,172		985
Less: allowance for loan losses	(5,664)		(4,904)		(5,150)		(4,042)		(3,921)
Loans receivable, net	$1,093,121		$902,336		$809,648		$782,336		$727,134

Loan Maturity. The following tables set forth certain information at June 30, 2019 regarding the dollar amount of loan maturities for the periods indicated. The tables do not include scheduled amortization or any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below.

	At June 30, 2019
	Residential Mortgage Loans	Commercial Mortgage Loans	Construction Loans	Commercial Loans	Home equity Lines of Credit	Consumer and Overdrafts	Total Loans
	(in thousands)
Amounts due in:
One year or less	$9	$9,326	$10,554	$43,932	$-	$215	$64,036
More than one year through two years	258	9,355	2,677	11,553	-	4	23,847
More than two years through three years	349	10,346	-	12,922	-	15	23,632
More than three years through five years	2,401	45,961	-	17,855	39	131	66,387
More than five years through ten years	18,094	253,568	-	37,537	534	-	309,733
More than ten years through fifteen years	29,759	169,736	-	7,636	6,393	-	213,524
More than fifteen years	214,297	153,104	-	2,179	26,238	-	395,818
Total	$265,167	$651,396	$13,231	$133,614	$33,204	$365	$1,096,977

The following table sets forth the dollar amount of all loans at June 30, 2019 that are due after June 30, 2020 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed Rates	%	Floating or Adjustable Rates	%	Total
	(Dollars in thousands)
Residential mortgage loans	$233,093	87.91%	$32,065	12.09%	$265,158
Commercial mortgage loans	203,413	31.68	438,657	68.32	642,070
Construction loans	2,677	100.00	-	-	2,677
Commercial loans	78,426	87.45	11,256	12.55	89,682
Home equity lines of credit	215	0.65	32,989	99.35	33,204
Consumer and overdrafts	150	100.00	-	-	150
Total	$517,974	50.15%	$514,967	49.85%	$1,032,941

Loan Originations, Purchases and Sales. Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, referrals from customers, and other professionals. We generally originate loans for our portfolio rather than for sale in the secondary market.

We occasionally purchase whole loans and loan participation interests from other financial institutions, which consist of interests in commercial mortgage loans, multi-family mortgage loans and residential mortgages, primarily in our market area. At June 30, 2019, we had $244.1 million in purchased whole loan and participation interests.

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

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals. When the borrower is in default, we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Management informs the Loan Committee of the Board of Directors monthly of the amount of loans delinquent more than 30 days and the Board of Directors monthly of the amount of loans delinquent 90 days or more.

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30, 2019
	30-89 Days		90 Days or More
	Number of Loans	Carrying Amount	Number of Loans	Carrying Amount
	(Dollars in thousands)
Residential mortgage loans	2	$336	3	$795
Commercial mortgage loans	-	-	1	568
Construction	-	-	-	-
Commercial loans	1	150	-	-
Home equity lines of credit	2	411	3	608
Consumer and overdrafts	-	-	1	1
Total	5	$897	8	$1,972

	At June 30, 2018
	30-89 Days		90 Days or More
	Number of Loans	Carrying Amount	Number of Loans	Carrying Amount
	(Dollars in thousands)
Residential mortgage loans	2	$626	8	$2,016
Commercial mortgage loans	-	-	3	1,374
Construction loans	-	-	1	2,260
Commercial loans	-	-	1	500
Home equity lines of credit	2	30	3	341
Consumer and overdrafts	-	-	-	-
Total	4	$656	16	$6,491

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

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans	$1,331	$1,911	$4,357	$5,881	$4,389
Commercial mortgage loans	568	794	497	300	6,308
Construction loans	-	2,260	3,661	144	2,020
Commercial loans	150	788	2,959	5,048	7,011
Home equity lines of credit	677	349	598	602	424
Consumer and overdrafts	-	-	-	584	310
Total	2,726	6,102	12,072	12,559	20,462
Accruing loans past due 90 days or more:
Residential mortgage loans	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-
Construction loans	-	-	-	-	-
Commercial loans	-	-	-	-	514
Home equity lines of credit	-	-	-	-	-
Consumer and overdrafts	1	-	-	4	4
Total	1	-	-	4	518
Total non-performing loans	2,727	6,102	12,072	12,563	20,980
Foreclosed real estate	1,158	460	977	905	368
Total non-performing assets	$3,885	$6,562	$13,049	$13,468	$21,348

Total non-performing loans to total loans	0.25%	0.67%	1.48%	1.60%	2.87%
Total non-performing assets to total assets	0.24%	0.44%	0.91%	1.07%	1.78%

Interest income that would have been recorded for the year ended June 30, 2019 had non-accruing loans been current according to their original terms, amounted to $85,000.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These loans are not classified as impaired. At June 30, 2019, other potential problem loans totaled $13.7 million.

Classified Assets. The following table sets forth information regarding our classified assets, as defined under applicable regulatory standards, at the dates indicated.

	At June 30,
	2019	2018
	(in thousands)
Special mention	$11,716	$1,984
Substandard	8,460	15,378
Doubtful	-	-
Loss	-	-
Total	$20,176	$17,362

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$4,904	$5,150	$4,042	$3,921	$4,057
Provision for loan losses	808	414	823	1,859	1,326
Charge-offs:
Residential mortgage loans	-	136	275	400	175
Commercial mortgage loans	129	-	-	10	361
Construction loans	-	997	108	-	327
Commercial loans	-	54	743	1,677	1,285
Home equity lines of credit	-	60	-	24	43
Consumer and overdrafts	34	23	3	22	-
Total charge-offs	$163	$1,270	$1,129	$2,133	$2,191
Recoveries:
Residential mortgage loans	10	1	70	-	5
Commercial mortgage loans	-	370	19	178	8
Construction loans	96	-	-	192	-
Commercial loans	2	220	1,321	25	710
Home equity lines of credit	-	19	-	-	6
Consumer and overdrafts	7	-	4	-	-
Total recoveries	115	610	1,414	395	729
Net charge-offs (recoveries)	48	660	(285)	1,738	1,462
Allowance for loan losses at end of period	$5,664	$4,904	$5,150	$4,042	$3,921
Allowance for loan losses to non-performing loans at end of period	207.70%	80.37%	42.66%	32.17%	18.69%
Allowance for loan losses to total loans outstanding at end of period	0.52%	0.54%	0.63%	0.51%	0.54%
Net charge-offs (recoveries) to average loans outstanding during period	0.01%	0.08%	(0.04)%	0.23%	0.27%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2019			2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$446	7.87%	24.17%	$459	9.36%	27.67%
Commercial mortgage loans	3,853	68.03	59.38	3,073	62.66	54.70
Construction loans	159	2.81	1.21	505	10.30	1.92
Commercial loans	1,130	19.95	12.18	780	15.91	11.50
Home equity lines of credit	65	1.15	3.03	80	1.63	4.13
Consumer and overdrafts	11	0.19	0.03	7	0.14	0.08
Total	$5,664	100.00%	100.00%	$4,904	100.00%	100.00%

	At June 30,
	2017			2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$386	7.50%	26.77%	$237	5.86%	28.79%	$193	4.92%	32.93%
Commercial mortgage loans	2,589	50.26	53.80	2,149	53.17	49.14	1,766	45.04	44.46
Construction loans	1,150	22.33	2.75	269	6.66	3.19	100	2.55	1.63
Commercial loans	949	18.43	11.50	1,313	32.48	13.60	1,793	45.73	15.36
Home equity lines of credit	76	1.48	5.15	73	1.81	5.24	69	1.76	5.56
Consumer and overdrafts	-	-	0.03	1	0.02	0.04	-	-	0.06
Total	$5,150	100.00%	100.00%	$4,042	100.00%	100.00%	$3,921	100.00%	100.00%

See Note 4 to Notes to Consolidated Financial Statements for a complete discussion of the allowance for loan losses. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At June 30,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Securities held to maturity:
U.S. Government and agency obligations	$96,545	$96,491	$122,048	$119,774	$155,559	$155,008
Corporate and other debt securities	34,033	33,753	4,000	3,874	999	999
Mortgage-backed securities – residential	133,602	134,048	140,478	135,664	143,452	143,783
Mortgage-backed securities – collateralized mortgage obligations	52,940	53,104	53,547	51,732	59,476	59,387
Mortgage-backed securities – commercial	28,425	28,847	33,110	32,144	24,065	24,411
Total	$345,545	$346,243	$353,183	$343,188	$383,551	$383,588
Securities available for sale:
U.S. Government and agency obligations	$37,027	$36,911	$64,389	$63,430	$63,630	$63,445
Corporate and other debt securities	8,349	8,360	8,406	8,235	8,460	8,482
Mortgage-backed securities – residential	27,115	26,957	34,619	33,807	39,710	39,930
Total	$72,491	$72,228	$107,414	$105,472	$111,800	$111,857

At June 30, 2019, we had no investments in a single issuer, other than securities issued by the U.S. government and government agencies, which had an aggregate book value in excess of 10% of our shareholders’ equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2019. The tables do not include any estimate of principal payments or prepayments that significantly shorten the average life of mortgage-backed securities. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the following table. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity. At June 30, 2019, we did not have any investments in any private-label collateralized mortgage obligations.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government and agency obligations	$38,550	1.51%	$57,995	2.01%	$-	-%	$-	-%	$96,545	$96,491	1.81%
Corporate and other debt securities	-	-	5,000	4.25	25,033	5.15	4,000	2.85	34,033	33,753	4.75
Mortgage-backed securities – residential	-	-	12,174	2.31	30,815	2.08	90,613	2.68	133,602	134,048	2.51
Mortgage-backed securities – collateralized mortgage obligations	-	-	-	-	7,400	2.11	45,540	2.55	52,940	53,104	2.49
Mortgage-backed securities – commercial	1,469	1.63	16,805	2.43	5,840	2.68	4,311	2.87	28,425	28,847	2.51
Total	$40,019	1.51%	$91,974	2.25%	$69,088	3.25%	$144,464	2.65%	$345,545	$346,243	2.53%
Securities available for sale:
U.S. Government and agency obligations	$25,015	1.51%	$12,012	1.63%	$-	-%	$-	-%	$37,027	$36,911	1.55%
Corporate and other debt securities	-	-	8,349	2.61	-	-	-	-	8,349	8,360	2.61
Mortgage-backed securities – residential	-	-	-	-	3,041	2.31	24,074	1.86	27,115	26,957	1.91
Total	$25,015	1.51%	$20,361	2.03%	$3,041	2.31%	$24,074	1.86%	$72,491	$72,228	1.81%

Other-than-temporary Impairment. Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended June 30, 2019 or 2018.

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

	At June 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest bearing demand accounts	$141,379	11.53%	$131,883	11.39%
NOW Accounts	123,069	10.04	117,875	10.18
Money market accounts	148,134	12.08	49,885	4.31
Savings accounts	357,844	29.20	465,441	40.22
Time deposits
Less than $100,000	183,607	14.98	169,517	14.65
Greater than or equal to $100,000	271,788	22.17	222,856	19.25
Total	$1,225,821	100.00%	$1,157,457	100.00%

      At June 30, 2019 and 2018, we had municipal deposits of $40.1 million and $39.1 million, respectively. Additionally, as of June 30, 2019 and 2018, deposits included $77.5 million and $60.0 million, respectively, of brokered time deposits with remaining maturities of between 9 and 36 months.

The following table indicates the amount of jumbo time deposits by time remaining until maturity at June 30, 2019.  Jumbo time deposits require minimum deposits of $100,000.

Maturity Period	Dollar Amount
(in thousands)
Three months or less	$13,219
Over three through six months	24,387
Over six through twelve months	89,325
Over twelve months	144,857
Total	$271,788

The following tables set forth time deposit accounts classified by rate and maturity at June 30, 2019.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$21,695	$4,942	$4,666	$88	$31,391	6.89%
1.01 - 2.00%	82,049	34,529	26,472	27,164	170,214	37.38
2.01 - 3.00%	118,088	72,923	10,073	52,509	253,593	55.69
3.01 - 4.00%	-	-	-	197	197	0.04
Total	$221,832	$112,394	$41,211	$79,958	$455,395	100.00%

Borrowings

We primarily utilize advances from the FHLB of New York to supplement our supply of investable funds. At June 30, 2019 and 2018, we had the ability to borrow up to $291.2 million and $314.9 million from the FHLB of New York, respectively, of which $111.2 million and $18.8 million was outstanding as of June 30, 2019 and 2018, respectively. We also had an available line of credit with the FHLB of New York’s discount window program of $118.0 million and $122.1 million as of June 30, 2019 and 2018, respectively, none of which was outstanding at either date. The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	Year Ended June 30,
	2019	2018
	(Dollars in thousands)
Maximum balance outstanding at any month-end during period:
FHLB advances	$111,216	$83,861
Average balance outstanding during period:
FHLB advances	24,117	42,719
Weighted average interest rate during period:
FHLB advances	2.34%	1.80%
Balance outstanding at end of period:
FHLB advances	$111,216	$18,841
Weighted average interest rate at end of period:
FHLB advances	2.36%	1.91%

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

	Year ended June 30,
	2019			2018
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$924,182	$41,619	4.50%	$846,353	$37,798	4.47%
Investment securities	444,024	10,022	2.26	474,201	9,266	1.95
Other interest-earning assets	76,950	1,806	2.35	54,528	896	1.64
Total interest-earning assets	1,445,156	53,447	3.70	1,375,082	47,960	3.49
Non-interest-earning assets	56,075			57,696
Total assets	$1,501,231			$1,432,778

Liabilities and equity:
NOW accounts	$118,286	210	0.18	$113,952	197	0.17
Money market accounts	107,449	1,216	1.13	36,917	163	0.44
Savings accounts and escrow	411,251	1,019	0.25	502,310	1,223	0.24
Time deposits	414,676	7,732	1.86	315,652	3,971	1.26
Total interest-bearing deposits	1,051,662	10,177	0.97	968,831	5,554	0.57
FHLB advances	24,117	566	2.34	42,719	769	1.80
Total interest-bearing liabilities	1,075,779	10,743	1.00	1,011,550	6,323	0.63
Non-interest-bearing deposits	132,057			130,196
Other non-interest-bearing liabilities	8,108			7,360
Total liabilities	1,215,944			1,149,106
Total shareholders' equity	285,287			283,672
Total liabilities and shareholders' equity	$1,501,231			$1,432,778

Net interest income		$42,704			$41,637
Interest rate spread			2.70			2.86
Net interest margin			2.96			3.03
Average interest-earning assets to interest-bearing liabilities	134.34%			135.94%

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

	Year ended June 30, 2019 Compared to 2018
	Increase (Decrease) Due to
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$449	$3,372	$3,821
Investment securities	985	(229)	756
Other interest-earning assets	457	453	910
Total interest-earning assets	1,891	3,596	5,487

Interest expense:
NOW accounts	6	7	13
Money market accounts	473	580	1,053
Savings and escrow accounts	71	(275)	(204)
Time deposits	2,279	1,482	3,761
FHLB advances	191	(394)	(203)
Total interest-bearing liabilities	3,020	1,400	4,420

(Decrease) increase in net interest income	$(1,129)	$2,196	$1,067

Comparison of Financial Condition at June 30, 2019 and June 30, 2018

Total Assets. Total assets increased $157.4 million, or 10.6%, to $1.64 billion at June 30, 2019 from $1.48 billion at June 30, 2018. The increase is primarily the result of increases of $190.8 million in net loans, $4.2 million in FHLB stock, and $3.8 million in other assets, partially offset by decreases of $33.2 million in securities available for sale, $7.6 million in held to maturity securities, and $2.1 million in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.1 million, or 3.4%, to $60.0 million at June 30, 2019 from $62.1 million at June 30, 2018. The decrease is due primarily to utilization of cash and cash equivalents to partially fund the $190.8 million increase in loans receivable.

Securities Held-to-Maturity. Total securities held to maturity decreased $7.7 million, or 2.2%, to $345.5 million at June 30, 2019 from $353.2 million at June 30, 2018. This decrease was caused primarily by $25.5 million of maturities net of purchases of US government and agency obligations and $12.2 million of amortization net of purchases of mortgage-backed securities, partially offset by a purchase of $30.0 million of corporate and debt securities.

Securities Available for Sale. Total securities available for sale decreased $33.3 million, or 31.5%, to $72.2 million at June 30, 2019 from $105.5 million at June 30, 2018. This decline was due primarily to $15.4 million in calls and maturities, and $12.0 million in sales of U.S. government and agency obligations, $7.5 million of amortization of mortgage backed securities, and a $56,000 decrease in corporate and other debt securities, partially offset by a $1.7 million increase in net unrealized gain.

Net Loans Receivable. Net loans receivable increased $190.8 million, or 21.1%, to $1.09 billion at June 30, 2019 from $902.3 million at June 30, 2018. The increase is due primarily to increases of $156.1 million in commercial mortgage loans, $29.5 million in commercial loans and $14.6 million in residential mortgage loans, partially offset by decreases of $4.2 million in home equity credit lines and $4.1 million in construction loans. The

Company purchased $80.8 million of residential mortgage loans and $20.2 million of commercial mortgage loans during the year ended June 30, 2019.

Deposits. Total deposits increased $68.4 million, or 5.9%, to $1.23 billion at June 30, 2019 from $1.16 billion at June 30, 2018. This increase primarily reflects increases of $98.2 million in money market accounts, $63.0 million in time deposits, and $14.7 million in demand deposits and NOW accounts, partially offset by a decrease of $107.6 million in savings accounts.

Federal Home Loan Bank Advances. FHLB advances increased $92.4 million, to $111.2 million at June 30, 2019 from $18.8 million at June 30, 2018, due primarily to $60.0 million of additional short-term advances and $42.5 million of additional long-term advances, partially offset by $10.1 million of long-term maturities net of repayments.

Total Shareholder’s Equity. Total shareholders’ equity decreased $6.3 million, or 2.2%, to $281.3 million at June 30, 2019 from $287.6 million at June 30, 2018.  This decrease was due primarily to the repurchase of $18.3 million in common stock and $2.2 million of cash dividends declared, partially offset by net income of $8.3 million, $4.1 million of stock-based compensation and reduction in unearned ESOP shares for plan shares earned during the period, and other comprehensive income of $1.9 million. In June 2019, the Company announced its second stock repurchase plan, under which up to 890,021 shares may be repurchased, representing 5% of its outstanding shares of common stock, none of which had been repurchased as of June 30, 2019. At June 30, 2019, the Company’s book value per share and tangible book value per share were $15.80 and $15.44, respectively, compared to $15.83 and $15.47, respectively, at June 30, 2018. At June 30, 2019, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Comparison of Operating Results for the Years Ended June 30, 2019 and June 30, 2018

General. Net income increased $1.7 million, or 26.0%, to $8.3 million for the year ended June 30, 2019 compared to $6.6 million for the year ended June 30, 2018. The increase was due primarily to a $1.1 million increase in net interest income, a $2.3 million decrease in income tax expense, and a $583,000 increase in noninterest income, partially offset by a $1.9 million increase in noninterest expense and a $394,000 increase in the provision for loan losses.

Net Interest Income. Net interest income increased $1.1 million, or 2.6%, to $42.7 million for the year ended June 30, 2019 compared to $41.6 million for the year ended June 30, 2018. The increase primarily reflects a $5.8 million increase in average net interest-earning assets, partially offset by a 7 basis point decrease in the net interest margin to 2.96% for the year ended June 30, 2019 compared to 3.03% for the year ended June 30, 2018. The increase in average net interest-earning assets reflects a $70.1 million increase in interest-earning assets, partially offset by a $64.2 million increase in average interest-bearing liabilities. Despite continued asset growth and a higher yielding asset mix, which resulted in a 21 basis point increase in the yield on interest earning assets, the margin has been impacted by rising funding costs due to higher short-term interest rates along with competitive pricing, which caused a 37 basis point increase in the average cost of interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $5.4 million, or 11.4%, to $53.4 million for the year ended June 30, 2019 compared to $48.0 million for the year ended June 30, 2018. The increase primarily reflects a $70.1 million increase in total average interest-earning assets and a 21 basis point increase in the yield on total interest-earning assets.

Interest income on loans receivable increased $3.8 million, or 10.1%, due primarily to a $77.8 million increase in the average balance of loans receivable to $924.2 million for the year ended June 30, 2019 from $846.4 million for the same period last year, and a 3 basis point increase in the average yield on loans to 4.50% for the year ended June 30, 2019 from 4.47% for the same period last year.

Interest income on securities increased $756,000, or 8.2%, due primarily to a 31 basis point increase in the average yield on securities to 2.26% for the year ended June 30, 2019 from 1.95% for the same period last year, partially offset by a $30.2 million decrease in the average balance of securities. The increase in the yield on securities was due primarily to an increase in market interest rates, as well as an increase in the percentage of the portfolio being invested in generally higher-yielding corporate and mortgage-backed securities.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, increased $910,000, or 101.6%, due primarily to a 71 basis point increase in the average yield on other interest-earning assets to 2.35% for the year ended June 30, 2019 from 1.64% for the same period last year, and a $22.4 million increase in the average balance of other interest-earning assets. The increase in the yield on other interest-earning assets was due primarily to an increase in market interest rates.

Interest Expense. Interest expense increased $4.4 million, or 69.9%, to $10.7 million for the year ended June 30, 2019 compared to $6.3 million for the year ended June 30, 2018. The increase primarily reflects a 37 basis point increase in the average cost of interest-bearing liabilities to 1.00% for the year ended June 30, 2019 from 0.63% for the same period last year, and a $64.2 million increase in the average balance on interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $4.6 million or 83.2%, due primarily to a 40 basis point increase in the average cost of deposits to 0.97% for the year ended June 30, 2019 from 0.57% for the same period last year, and an $82.8 million increase in the average balance to $1.05 billion for the year ended June 30, 2019 from a $968.8 million for the year ended June 30, 2018. The increase in the average rate paid on interest-bearing deposits was primarily caused by rising funding costs due to higher short-term interest rates along with competitive pricing. The Company has experienced a shift in deposit mix as customers in lower costing saving products moved funds to higher rate money market accounts and time deposits. The average interest rate paid on money market accounts and time deposits increased 69 and 60 basis points, respectively, as the Bank offered increased rates on these deposits due to the increase in market interest rtes.

Interest expense on FHLB advances decreased $203,000, or 26.4%, due primarily to an $18.6 million decrease in the average balance to $24.1 million for the year ended June 30, 2019 from $42.7 million for the same period last year, partially offset by a 54 basis point increase in the average cost to 2.34% for the year ended June 30, 2019 from 1.80% for the same period last year. The increase in the average cost is due primarily to an increase in market interest rates.

Provision for Loan Losses. The provision for loan losses increased by $394,000 to $808,000 for the year ended June 30, 2019, compared to $414,000 for the year ended June 30, 2018 due primarily to the Bank establishing reserves on the $190.8 million increase in the loan portfolio. Charge-offs, net of recoveries were $48,000 and $660,000 for the year ended June 30, 2019 and 2018, respectively.

Noninterest Income. Noninterest income increased $583,000, or 23.1% to $3.1 million for the year ended June 30, 2019 compared to $2.5 million for the year ended June 30, 2018. The increase was caused primarily by a $507,000 increase in swap income, a $234,000 increase in fees and service charges (deposit fees and loan processing fees), partially offset by a $174,000 decrease in gains on the sale of securities.

Noninterest Expense. Noninterest expense increased $1.9 million, or 5.8%, to $34.0 million for the year ended June 30, 2019 compared to $32.1 million for the year ended June 30, 2018. The increase was caused primarily by a $2.2 million increase in salaries and employee benefits, partially offset by $314,000 decrease in other noninterest expenses. The increase in salaries and employee benefits was due primarily to $2.1 million in stock-based compensation expense recorded in the current year, compared to none in the previous year, as well as $797,000 increase in salaries as a result of additional staffing, partially offset by lower retirement costs and medical benefits.

Income Tax Expense. Income tax expense decreased $2.3 million, or 46.5%, to $2.7 million for the year ended June 30, 2019 from $5.0 million for the year ended June 30, 2018. The decrease was caused primarily by a $1.6 million tax re-measurement charge recorded in the prior year, and a lower effective tax rate in the current year, both as a result of federal tax reform legislation enacted in December 2017 (the reduction of the corporate federal income tax rate from 34% to 21%). The effective income tax rate was 24.4% for the year ended June 30, 2019 as compared to 43.2% (29.7% excluding the effects of the current year re-measurement charge) for the year ended June 30, 2018.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates; utilizing interest rate swaps, promoting core deposit products; and adjusting the interest rates and maturities of funding sources, as necessary. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of equity ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100 and 200 basis points from current market rates and that interest rates decrease 100 and 200 basis points from current market rates. Based on recent increases in the fed funds rate, as of June 30, 2019 we have removed the 150 basis point decrease scenario in favor of a 200 basis point decrease to evaluate NPV.

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at June 30, 2019 and 2018. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	Ratio	Change (in bps)
June 30, 2019:
200	$286,711	$(39,593)	(12.1)%	18.52%	(143)
100	309,974	(16,330)	(5.0)	19.45	(50)
-	326,304	-	-	19.95	-
(100)	330,749	4,445	1.4	19.79	(16)
(200)	329,929	3,625	1.1	19.39	(56)

June 30, 2018:
200	$282,017	$(50,676)	(15.2)%	20.75%	(219)
100	313,606	(19,087)	(5.7)	22.25	(69)
-	332,693	-	-	22.94	-
(100)	342,520	9,827	3.0	23.02	8
(150)	348,648	15,955	4.8	23.14	20

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2019, cash and cash equivalents totaled $60.0 million, a decrease from $62.1 million as of June 30, 2018. Securities classified as available-for-sale, which provide an additional source of liquidity, totaled $72.2 million at June 30, 2019, a decrease from $105.5 million as of June 30, 2018.

We had the ability to borrow up to $291.2 million and $314.9 million from the FHLB of New York, at June 30, 2019 and 2018, respectively, of which $111.2 million and $18.8 million was outstanding as of June 30, 2019 and 2018, respectively. We also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $118.0 million and $122.1 million as of June 30, 2019 and 2018, respectively, none of which was outstanding at either date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the FHLB of New York or the Federal Reserve Bank of New York.

We had $136.8 million and $102.6 million of loan commitments outstanding as of June 30, 2019 and 2018, respectively, and $52.6 million and $56.6 million as of June 30, 2019 and 2018, respectively, of approved, but unadvanced, funds to borrowers. We also had $1.7 million and $1.4 million in outstanding letters of credit at June 30, 2019 and 2018, respectively.

Time deposits due within one year of June 30, 2019 totaled $221.8 million, an increase of $38.6 million from $183.3 million as of June 30, 2018. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at June 30, 2019. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity is needed for financing and investing activities. The following table sets forth our primary investing and financing activities for the periods presented.

	Year ended June 30,
	2019	2018
	(in thousands)
Investing activities:
Loan purchases	$(101,011)	$(93,166)
Disbursement for loan originations, net of principal repayments	(91,856)	(818)
Proceeds from maturities and calls of securities held to maturity	64,988	80,997
Proceeds from maturities and calls of securities available for sale	20,711	24,202
Proceeds from sales of securities available for sale	14,021	7,511
Purchases of securities held to maturity	(57,925)	(51,218)
Purchases of securities available for sale	-	(27,498)
Financing activities:
Net increase in deposits	68,276	69,019
Increase (decrease) in FHLB advances	92,375	(23,757)
Issuance of common stock	-	(17)
Repurchase of common stock	(18,305)	-

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. The Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Company is governed by applicable law and regulations. At June 30, 2019, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $55.6 million.

Capital Resources. PCSB Bank is subject to various regulatory capital requirements administered by the NYSDFS and the FDIC. At June 30, 2019, PCSB Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 15 of Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. See Note 9 of Notes to the Consolidated Financial Statements.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

PCSB Financial Corporation and Subsidiaries

Yorktown Heights, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PCSB Financial Corporation and Subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Crowe LLP

We have served as the Company's auditor since 2007.

New York, New York

September 10, 2019

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	June 30,
	2019	2018
ASSETS
Cash and due from banks	$58,756	$60,684
Federal funds sold	1,273	1,461
Total cash and cash equivalents	60,029	62,145
Investment securities:
Held to maturity investment securities, at amortized cost (fair value of $346,243 and $343,188, respectively)	345,545	353,183
Available for sale securities, at fair value	72,228	105,472
Total investment securities	417,773	458,655
Loans receivable, net of allowance for loan losses of $5,664 and $4,904, respectively	1,093,121	902,336
Accrued interest receivable	4,797	4,358
FHLB stock	6,255	2,050
Premises and equipment, net	11,802	11,598
Deferred tax asset, net	2,478	2,622
Foreclosed real estate	1,158	460
Bank-owned life insurance	24,291	23,747
Goodwill	6,106	6,106
Other intangible assets	323	433
Other assets	9,446	5,677
Total assets	$1,637,579	$1,480,187
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,084,442	$1,025,574
Non-interest bearing deposits	141,379	131,883
Total deposits	1,225,821	1,157,457
Mortgage escrow funds	9,355	8,803
Advances from FHLB	111,216	18,841
Other liabilities	9,880	7,527
Total liabilities	1,356,272	1,192,628
Commitments and contingencies (Notes 1 and 9)	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2019 and June 30, 2018)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,712,295 and 18,165,110 shares issued, and 17,804,039 and 18,165,110 shares outstanding as of June 30, 2019 and June 30, 2018, respectively)	187	182
Additional paid in capital	182,129	179,045
Retained earnings	134,500	128,365
Unearned compensation - ESOP	(12,114)	(13,083)
Accumulated other comprehensive loss, net of income taxes	(5,090)	(6,950)
Treasury stock, at cost (908,256 shares as of June 30, 2019 and no shares as of June 30, 2018)	(18,305)	-
Total shareholders' equity	281,307	287,559
Total liabilities and shareholders' equity	$1,637,579	$1,480,187

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	Year Ended June 30,
	2019	2018
Interest and dividend income
Loans	$41,619	$37,798
Investment securities	10,022	9,266
Federal funds and other	1,806	896
Total interest and dividend income	53,447	47,960

Interest expense
Deposits and escrow interest	10,177	5,554
FHLB advances	566	769
Total interest expense	10,743	6,323
Net interest income	42,704	41,637
Provision for loan losses	808	414
Net interest income after provision for loan losses	41,896	41,223
Noninterest income
Fees and service charges	1,763	1,529
Bank-owned life insurance	544	568
Swap income	507	-
Gains on sales of securities	62	236
Other	226	186
Total noninterest income	3,102	2,519
Noninterest expense
Salaries and employee benefits	21,611	19,419
Occupancy and equipment	5,185	5,193
Communications and data processing	1,953	1,974
Professional fees	1,551	1,709
Postage, printing, stationary and supplies	586	578
FDIC assessment	421	328
Advertising	349	456
Amortization of intangible assets	110	126
Loss on other receivable	90	570
Other operating expenses	2,138	1,763
Total noninterest expense	33,994	32,116
Net income before income tax expense	11,004	11,626
Income tax expense	2,686	5,022
Net income	$8,318	$6,604
Earnings per common share:
Basic	$0.50	$0.39
Diluted	$0.50	$0.39
Weighted average common shares:
Basic	16,492,760	16,802,894
Diluted	16,527,117	16,802,894

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(amounts in thousands)

	Year Ended June 30,
	2019	2018
Net Income	$8,318	$6,604

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Net change in unrealized gains/losses before reclassification adjustment	1,741	(1,835)
Reclassification adjustment for gains realized in net income	(62)	(164)
Net change in unrealized gains/losses	1,679	(1,999)
Tax effect	(352)	558
Net of tax	1,327	(1,441)

Defined benefit pension plan:
Net (loss) gain arising during the period	(486)	335
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	1,144	725
Net change in unrealized gains/losses	658	1,060
Tax effect	(139)	(270)
Net of tax	519	790

Supplemental retirement plans:
Net (loss) gain arising during the period	(19)	10
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	36	34
Net change in unrealized gains/losses	17	44
Tax effect	(3)	(11)
Net of tax	14	33

Total other comprehensive income (loss)	1,860	(618)

Comprehensive income	$10,178	$5,986

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(amounts in thousands, except share and per share data)

							Accumulated
			Additional		Unallocated		Other
	Number of	Common	Paid-In	Retained	Common Stock	Treasury Stock,	Comprehensive	Total
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2017	18,165,110	$182	$177,993	$121,148	$(14,262)	$-	$(5,215)	$279,846
Net Income	-	-	-	6,604	-	-	-	6,604
Other comprehensive loss	-	-	-	-	-	-	(618)	(618)
Reclassification of certain tax effects on other comprehensive income (1)	-	-	-	1,117	-	-	(1,117)	-
Common stock dividends declared ($0.03 per share)	-	-	-	(504)	-	-	-	(504)
Issuance of common stock (2)	-	-	(17)	-	-	-	-	(17)
ESOP shares committed to be released (117,948 shares)	-	-	1,069	-	1,179	-	-	2,248
Balance at June 30, 2018	18,165,110	$182	$179,045	$128,365	$(13,083)	$-	$(6,950)	$287,559
Net Income	-	-	-	8,318	-	-	-	8,318
Other comprehensive income	-	-	-	-	-	-	1,860	1,860
Common stock dividends declared ($0.13 per share)	-	-	-	(2,183)	-	-	-	(2,183)
Repurchase of common stock	(908,256)	-	-	-	-	(18,305)	-	(18,305)
Restricted stock awards granted	547,185	5	(5)	-	-	-	-	-
Stock-based compensation	-	-	2,140	-	-	-	-	2,140
ESOP shares committed to be released (96,881 shares)	-	-	949	-	969	-	-	1,918
Balance at June 30, 2019	17,804,039	$187	$182,129	$134,500	$(12,114)	$(18,305)	$(5,090)	$281,307

(1) The adoption of ASU 2018-02 requires the reclassification from accumulated other comprehensive income to retained earnings of certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017. Refer to Footnote 13 - Income Taxes for additional information.

(2) Represents costs incurred in association with the Company's initial public offering completed in the prior period.

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$8,318	$6,604
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	808	414
Depreciation and amortization	1,178	1,432
Amortization of net premiums on securities and deposits, and net deferred loan origination costs	1,277	1,679
Deferred income tax (credit) expense, net of valuation reserves	(350)	2,425
Net increase in accrued interest receivable	(439)	(665)
Net (gain) loss on sales of foreclosed real estate	(24)	7
Net gains on sale of securities	(62)	(236)
Net gain on sale of bank premises	(156)	-
Write-downs on foreclosed real estate	21	-
Stock-based compensation	2,140	-
ESOP compensation	1,918	2,248
Earnings from cash surrender value of BOLI	(544)	(568)
Net accretion of purchase account adjustments	(357)	(563)
Other adjustments, principally net changes in other assets and liabilities	(741)	1,834
Net cash provided by operating activities	12,987	14,611
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(57,925)	(51,218)
Available for sale	-	(27,498)
Sales of investment securities available for sale	14,021	7,511
Maturities and calls of investment securities:
Held to maturity	64,988	80,997
Available for sale	20,711	24,202
Loan principal disbursement, net	(112,034)	(818)
Purchase of loans	(80,833)	(93,166)
Net (purchase) redemption of FHLB stock	(4,205)	1,082
Purchase of bank premises and equipment, net of sales	(1,116)	(753)
Proceeds from sales of foreclosed real estate	487	1,249
Net cash used in investing activities	(155,906)	(58,412)
FINANCING ACTIVITIES
Net increase in deposits	68,364	69,019
Net increase (decrease) in short-term FHLB advances	60,000	(23,636)
Proceeds from long-term FHLB advances	42,500	-
Repayment of long-term FHLB advances	(10,125)	(121)
Net increase in mortgage escrow funds	552	719
Common stock dividends paid	(2,183)	(504)
Issuance of common stock	-	(17)
Repurchase of common stock	(18,305)	-
Net cash provided by financing activities	140,803	45,460
Net (decrease) increase in cash and cash equivalents	(2,116)	1,659
Cash and cash equivalents at beginning of period	62,145	60,486
Cash and cash equivalents at end of period	$60,029	$62,145

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows - (Continued)

(amounts in thousands)

Supplemental information:
Cash paid for:
Interest	$10,688	$6,204
Income taxes (net of refunds)	2,933	2,766
Loans transferred to foreclosed real estate and other assets	1,182	739

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At June 30, 2019, the significant assets of the Holding Company were the capital stock of the Bank, investments retained by the Holding Company, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

PCSB Bank is a community-oriented financial institution that provides financial services to individuals and businesses within its market area of Putnam, Southern Dutchess, Rockland and Westchester Counties in New York.  The Bank is a state-chartered commercial bank and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s primary regulators are the FDIC and the New York State Department of Financial Services.

Basis of Presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and include the accounts of the Holding Company, the Bank and the Bank's two subsidiaries – PCSB Funding Corp., and UpCounty Realty Corp. (formerly PCSB Realty Ltd.) PCSB Funding Corp. is a real estate investment trust that holds certain mortgage assets. UpCounty Realty Corp. is a corporation that holds certain properties foreclosed upon by the Bank. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, investment securities, borrowings and interest-bearing deposits in other financial institutions.

Investment Securities: Certain debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. All other debt securities are classified as available for sale. The Company has no trading securities.

Debt securities available for sale are reported at fair value. Unrealized gains and losses on debt securities available for sale are excluded from earnings and reported as accumulated other comprehensive income or loss (a separate component of equity), net of related income taxes.

Premiums and discounts on debt securities are amortized to interest income on a level-yield basis over the terms of the securities. Realized gains and losses on sales of debt securities are determined based on the amortized cost of the specific securities sold.

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

Loans Receivable: The Company originates and purchases mortgage loans generally secured by existing single-family residential and commercial real estate properties and, to a lesser extent, properties under construction and development. The Company also originates commercial business loans and certain types of consumer loans. A substantial portion of the Company’s loan portfolio is secured by real estate properties primarily located in the New York counties of Putnam, Westchester, and Dutchess, and to a lesser extent, New York City and the adjacent New York counties of Orange and Rockland. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area.

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

Troubled debt restructurings are separately identified for impairment disclosures and are initially measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

The risk characteristics of each of the identified portfolio segments are as follows:

Residential Loans – residential loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment income or other income and are secured by real property whose value tends to be more easily ascertainable. Repayment of residential loans is subject to adverse employment conditions in the local economy leading to increased default rates and decreased market values from oversupply in a geographic area. In general, these loans depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Home Equity Lines of Credit – home equity lines of credit consist of both fixed and variable interest rate products. These are primarily home equity loans to residential mortgage customers within our primary market area. These loans generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 75% percent at origination.

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

Bank Owned Life Insurance (BOLI): BOLI policies are reflected on the consolidated statements of financial condition at cash surrender value, net of other charges or amounts due that are probable at settlement. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of operations and are not subject to income taxes.

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

Derivatives: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to the likely effectiveness as a hedge. These three types are: (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item, are recognized in the current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedge transaction affects earnings. For both types of hedges, changes in fair value of the derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. The documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

Earnings Per Share: Basic earnings per share is net income divided by the weighted average number of common share outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of addition potential common shares issuable under dilutive financial instruments, which include stock options and unvested restricted stock. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of the issuance of the financial statements.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees and non-employee directors based on the fair value of these awards at the grant date. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s policy is to recognize forfeitures as they occur.

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

Segment Reporting: While management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

The Company has evaluated the impact of ASU 2014-09 and the amendments upon adoption as of July 1, 2018. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and for in scope revenue streams management determined that, based on the modified retrospective method, a cumulative-effect adjustment to opening retained earnings as a result of adopting this standard is not needed. Additional disclosures required under ASU 2014-09 are contained in Note 18.

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

In March 2017, the FASB issued ASU 2017-07 “Compensation – Retirement Benefits”. The ASU requires companies that offer employee defined pension plans, other postretirement benefit plans, or other types of benefit plans accounted for under Topic 715 to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The adoption of ASU 2017-07 resulted in non-service costs (credits) of $250,000 and $(184,000) to be included in other operating expense for the year ended June 30, 2019 and 2018, respectively.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows - Restricted Cash.” This ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of ASU 2016-18 on July 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

Future Application of Accounting Pronouncements Previously Issued

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases longer than 12 months previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. The Company currently leases eleven branches and two administrative offices. The Company adopted this standard and the related amendments (collectively "ASC 842") on July 1, 2019 and utilized the modified retrospective approach provided by ASU 2018-11, "Leases (Topic 842): Targeted Improvements," that allowed for a cumulative effect adjustment in the period of adoption. Under this method of adoption, the comparative information in the consolidated financial statements has not been revised and continues to be reported under the previously applicable lease accounting guidance (ASC 840). We also utilized the package of practical expedients permitted under the transition guidance which included the carry-forward of historical lease classification. We anticipate the adoption of ASU 2016-02 on July 1, 2019 will result in the establishment of a right to use asset and a corresponding lease obligation of no more than 1% of consolidated assets. There will be no impact on the Company’s consolidated results of operations as a result of this adoption.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including loans, debt securities, and other financial assets. The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by recording an allowance for current expected credit losses. The amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2020, including interim periods within that fiscal year. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. The Company is actively working through the provisions of the Update. Management has established a steering committee which is identifying the methodologies and the additional data requirements necessary to implement the Update and is evaluating the need for a third-party software service provider to assist in the Company's implementation. Management is currently evaluating the impact that ASU 2016-13 will have on the Company’s consolidated financial position, results of operations and disclosures. In June 2019, the FASB voted to propose a delay for the implementation of the standard until January 2023 for certain companies, including small reporting companies (as defined by the SEC), non-SEC public companies and private companies. The Company currently qualifies as a small reporting company and would be subject to the proposed delay if approved.

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350).” ASU 2017-04 simplifies the test for goodwill impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The adoption of ASU 2017-04 on July 1, 2019 will not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08 "Receivables - Non-Refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The ASU requires premiums on callable debt securities to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Management elected to adopt ASU 2017-08 on July 1, 2019 which will result in no material impacts on the Company’s consolidated financial statements.

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2019 and 2018 were as follows:

	June 30, 2019
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$37,027	$5	$(121)	$36,911
Corporate and other debt securities	8,349	20	(9)	8,360
Mortgage-backed securities – residential	27,115	23	(181)	26,957
Total available for sale	$72,491	$48	$(311)	$72,228
Held to maturity:
U.S. Government and agency obligations	$96,545	$192	$(246)	$96,491
Corporate and other debt securities	34,033	133	(413)	33,753
Mortgage-backed securities – residential	133,602	818	(372)	134,048
Mortgage-backed securities – collateralized mortgage obligations	52,940	311	(147)	53,104
Mortgage-backed securities – commercial	28,425	451	(29)	28,847
Total held to maturity	$345,545	$1,905	$(1,207)	$346,243

	June 30, 2018
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$64,389	$-	$(959)	$63,430
Corporate and other debt securities	8,406	-	(171)	8,235
Mortgage-backed securities – residential	34,619	81	(893)	33,807
Total available for sale	$107,414	$81	$(2,023)	$105,472
Held to maturity:
U.S. Government and agency obligations	$122,048	$-	$(2,274)	$119,774
Corporate and other debt securities	4,000	-	(126)	3,874
Mortgage-backed securities – residential	140,478	32	(4,846)	135,664
Mortgage-backed securities – collateralized mortgage obligations	53,547	-	(1,815)	51,732
Mortgage-backed securities – commercial	33,110	11	(977)	32,144
Total held to maturity	$353,183	$43	$(10,038)	$343,188

For the year ended June 30, 2019, the Company sold $14.0 million of securities resulting in $62,000 of gross realized gains. For the year ended June 30, 2018, the Company sold securities with a carrying amount of $8.6 million, resulting in $236,000 of gross realized gains, which included the disposal of $1.3 million of securities classified as held to maturity, resulting in $72,000 of gross realized gains. These held to maturity securities were comprised of seasoned mortgage-backed securities where the Company collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments or scheduled payments payable in equal installments, comparing both principal and interest over terms.

The following table presents the fair value and carrying amount of debt securities at June 30, 2019 by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(in thousands)
1 year or less	$38,550	$38,429	$25,015	$24,950
1 to 5 years	62,995	63,055	20,361	20,321
5 to 10 years	25,033	24,701	-	-
Mortgage-backed securities and other	218,967	220,058	27,115	26,957
Total	$345,545	$346,243	$72,491	$72,228

Securities pledged had carrying amounts of $166.4 million and $140.5 million at June 30, 2019 and 2018, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2019 and 2018:

	June 30, 2019
	Less than 12 months		Greater than 12 months		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
U.S. Government and agency obligations	$-	$-	$32,919	$(121)	$32,919	$(121)
Corporate and other debt securities	-	-	3,269	(9)	3,269	(9)
Mortgage-backed securities – residential	-	-	24,000	(181)	24,000	(181)
Total available for sale	$-	$-	$60,188	$(311)	$60,188	$(311)
Held to maturity:
U.S. Government and agency obligations	$-	$-	$59,306	$(246)	$59,306	$(246)
Corporate and other debt securities	17,087	(413)	-	-	17,087	(413)
Mortgage-backed securities – residential	1,666	(26)	54,648	(346)	56,314	(372)
Mortgage-backed securities – collateralized mortgage obligations	-	-	29,372	(147)	29,372	(147)
Mortgage-backed securities – commercial	-	-	6,972	(29)	6,972	(29)
Total held to maturity	$18,753	$(439)	$150,298	$(768)	$169,051	$(1,207)

	June 30, 2018
	Less than 12 months		Greater than 12 months		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$41,762	$(569)	$21,668	$(390)	$63,430	$(959)
Corporate and other debt securities	6,258	(148)	1,977	(23)	8,235	(171)
Mortgage-backed securities – residential	13,397	(379)	14,718	(514)	28,115	(893)
Total available for sale	$61,417	$(1,096)	$38,363	$(927)	$99,780	$(2,023)
Held to maturity
U.S. Government and agency obligations	$46,163	$(871)	$71,611	$(1,403)	$117,774	$(2,274)
Corporate and other debt securities	3,874	(126)	-	-	3,874	(126)
Mortgage-backed securities – residential	102,496	(3,338)	32,490	(1,508)	134,986	(4,846)
Mortgage-backed securities – collateralized mortgage obligations	31,124	(884)	20,608	(931)	51,732	(1,815)
Mortgage-backed securities – commercial	21,762	(582)	8,629	(395)	30,391	(977)
Total held to maturity	$205,419	$(5,801)	$133,338	$(4,237)	$338,757	$(10,038)

For the year ended June 30, 2019, the Company’s securities portfolio consisted of $417.8 million in securities, of which 135 securities with a fair value of $229.2 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s U.S. Government and agency obligations and mortgage-backed securities.

For the year ended June 30, 2018, the Company’s securities portfolio consisted of $458.7 million in securities, of which 254 securities with a fair value of $438.5 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s U.S. Government and agency obligations and mortgage-backed securities.

There were no securities for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of June 30, 2019 and 2018. Management believes the unrealized losses are primarily a result of changing interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of June 30, 2019 and 2018.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	June 30,
	2019	2018
Mortgage loans:
Residential	$265,167	$250,578
Commercial	651,396	495,265
Construction	13,231	17,352
Net deferred loan origination costs	1,031	1,041
Total mortgages	930,825	764,236
Commercial and consumer loans:
Commercial loans	133,614	104,135
Home equity lines of credit	33,204	37,395
Consumer and overdrafts	365	745
Net deferred loan origination costs	777	729
Total commercial and consumer loans	167,960	143,004
Total loans receivable	1,098,785	907,240
Allowance for loan losses	(5,664)	(4,904)
Loans receivable, net	$1,093,121	$902,336

In 2015, the Bank completed a merger with CMS Bancorp and its wholly owned subsidiary, CMS Bank. References to acquired loans in this note pertain only to those loans acquired as part of the merger.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended June 30, 2019 and 2018 (in thousands):

	For the year ended June 30, 2019
	Beginning Allowance	Provision (Credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$386	$(33)	$-	$10	$363
Commercial	3,073	894	(114)	-	3,853
Construction	505	(442)	-	96	159
Commercial loans	780	348	-	2	1,130
Home equity lines of credit	80	(15)	-	-	65
Consumer and overdrafts	7	31	(34)	7	11
Acquired:
Residential	73	10	-	-	83
Commercial	-	15	(15)	-	-
Total	$4,904	$808	$(163)	$115	$5,664

	For the year ended June 30, 2018
	Beginning Allowance	Provision (Credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$360	$161	$(136)	$1	$386
Commercial	2,589	114	-	370	3,073
Construction	1,150	352	(997)	-	505
Commercial loans	949	(335)	(54)	220	780
Home equity lines of credit	76	45	(60)	19	80
Consumer and overdrafts	-	30	(23)	-	7
Acquired:
Residential	26	47	-	-	73
Total	$5,150	$414	$(1,270)	$610	$4,904

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of June 30, 2019 and 2018 (in thousands):

	June 30, 2019
	Loans				Allowance for loan losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$1,774	$262,124	$1,269	$265,167	$130	$233	$83	$446
Commercial	1,418	649,088	890	651,396	-	3,853	-	3,853
Construction	-	13,231	-	13,231	-	159	-	159
Commercial loans	2,016	131,598	-	133,614	39	1,091	-	1,130
Home equity lines of credit	689	32,359	156	33,204	4	61	-	65
Consumer and overdrafts	-	365	-	365	-	11	-	11
Total	$5,897	$1,088,765	$2,315	$1,096,977	$173	$5,408	$83	$5,664

	June 30, 2018
	Loans				Allowance for loan losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,360	$246,913	$1,305	$250,578	$154	$232	$73	$459
Commercial	1,683	492,105	1,477	495,265	-	3,073	-	3,073
Construction	2,260	15,092	-	17,352	276	229	-	505
Commercial loans	2,451	101,684	-	104,135	9	771	-	780
Home equity lines of credit	360	36,867	168	37,395	12	68	-	80
Consumer and overdrafts	-	745	-	745	-	7	-	7
Total	$9,114	$893,406	$2,950	$905,470	$451	$4,380	$73	$4,904

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by class of loans as of and for the years ended June 30, 2019 and 2018 (in thousands):

	June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for loan losses
With no related allowance recorded:
Residential	$1,061	$1,028	$-
Commercial	1,471	1,418	-
Commercial loans	2,007	1,836	-
Home equity lines of credit	750	678	-
With an allowance recorded:
Residential	723	746	130
Commercial loans	180	180	39
Home equity lines of credit	11	11	4
Total	$6,203	$5,897	$173

	June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for loan losses
With no related allowance recorded:
Residential	$1,659	$1,576	$-
Commercial	1,765	1,683	-
Commercial loans	2,254	2,098	-
Home equity lines of credit	341	341	-
With an allowance recorded:
Residential	742	784	154
Construction	3,257	2,260	276
Commercial loans	353	353	9
Home equity lines of credit	84	19	12
Total	$10,455	$9,114	$451

	For the year ended		For the year ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$1,377	$20	$3,041	$184
Commercial	1,496	51	2,350	248
Construction	-	-	93	17
Commercial loans	2,064	200	3,457	1,049
Home equity lines of credit	577	7	507	22
With an allowance recorded:
Residential	753	14	453	15
Construction	869	-	2,720	-
Commercial loans	50	11	1,491	66
Home equity lines of credit	11	-	11	-
Total	$7,197	$303	$14,123	$1,601

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days still on accrual status, by class of loans as of June 30, 2019 and 2018 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Originated:
Residential	$536	$604	$-	$-
Commercial	-	262	-	-
Construction	-	2,260	-	-
Commercial loans	150	788	-	-
Home equity lines of credit	383	45	-	-
Consumer and overdrafts	-	-	1	-
Acquired:
Residential	795	1,308	-	-
Commercial	568	532	-	-
Home equity lines of credit	294	303	-	-
Total	$2,726	$6,102	$1	$-

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $501,000 and $1.8 million as of June 30, 2019 and 2018, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2019 and 2018 (in thousands):

	June 30, 2019
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$-	$-	$86	$86	$217,970	$218,056
Commercial	-	-	-	-	600,675	600,675
Construction	-	-	-	-	13,231	13,231
Commercial loans	-	150	-	150	133,286	133,436
Home equity lines of credit	344	-	312	656	28,767	29,423
Consumer and overdrafts	-	-	1	1	348	349
Total originated	344	150	399	893	994,277	995,170
Acquired:
Residential	220	116	709	1,045	46,066	47,111
Commercial	-	-	568	568	50,153	50,721
Commercial loans	-	-	-	-	178	178
Home equity lines of credit	-	67	296	363	3,418	3,781
Consumer and overdrafts	-	-	-	-	16	16
Total acquired	220	183	1,573	1,976	99,831	101,807
Total	$564	$333	$1,972	$2,869	$1,094,108	$1,096,977

	June 30, 2018
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$-	$394	$210	$604	$194,986	$195,590
Commercial	-	-	262	262	420,320	420,582
Construction	-	-	2,260	2,260	15,092	17,352
Commercial loans	-	-	500	500	102,767	103,267
Home equity lines of credit	-	-	45	45	32,311	32,356
Consumer and overdrafts	-	-	-	-	733	733
Total originated	-	394	3,277	3,671	766,209	769,880
Acquired:
Residential	-	232	1,806	2,038	52,950	54,988
Commercial	-	-	1,112	1,112	73,571	74,683
Commercial loans	-	-	-	-	868	868
Home equity lines of credit	30	-	296	326	4,713	5,039
Consumer and overdrafts	-	-	-	-	12	12
Total acquired	30	232	3,214	3,476	132,114	135,590
Total	$30	$626	$6,491	$7,147	$898,323	$905,470

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

As of June 30, 2019 and 2018, the Company had 14 and 12 loans classified as troubled debt restructurings totaling $4.1 million and $3.8 million, respectively, including $3.2 million and $3.0 million, respectively, of loans still accruing. The Company has allocated $135,000 and $139,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2019 and 2018, and has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by modified in troubled debt restructurings that occurred during the years ended June 30, 2019 and 2018 (dollars in thousands):

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Year Ended June 30, 2019
Residential mortgage	3	$1,115	$1,110
Home equity lines of credit	1	73	73
Total	4	$1,188	$1,183

Year Ended June 30, 2018
Commercial loans	1	$275	$289
Total	1	$275	$289

The Company had no troubled debt restructurings for which there was a payment default in the year ended June 30, 2019 that were modified in the twelve months prior to default. There were two troubled debt restructurings, both commercial loans, for which there was a payment default in the year ended June 30, 2018 that were modified in the twelve months prior to default, which resulted in a $2,000 increase in the allowance for loan loss.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	June 30, 2019
	Pass	Special Mention	Substandard	Total
Originated:
Residential	$216,438	$1,071	$547	$218,056
Commercial	600,216	339	120	600,675
Construction	13,231	-	-	13,231
Commercial loans	123,361	6,423	3,652	133,436
Home equity lines of credit	28,996	67	360	29,423
Consumer and overdrafts	349	-	-	349
Total originated	982,591	7,900	4,679	995,170
Acquired:
Residential	44,959	211	1,941	47,111
Commercial	45,726	3,537	1,458	50,721
Commercial loans	178	-	-	178
Home equity lines of credit	3,331	68	382	3,781
Consumer and overdrafts	16	-	-	16
Total acquired	94,210	3,816	3,781	101,807
Total	$1,076,801	$11,716	$8,460	$1,096,977

	June 30, 2018
	Pass	Special Mention	Substandard	Total
Originated:
Residential	$194,341	$571	$678	$195,590
Commercial	418,370	-	2,212	420,582
Construction	15,092	-	2,260	17,352
Commercial loans	98,205	167	4,895	103,267
Home equity lines of credit	32,167	144	45	32,356
Consumer and overdrafts	733	-	-	733
Total originated	758,908	882	10,090	769,880
Acquired:
Residential	51,858	249	2,881	54,988
Commercial	71,832	842	2,009	74,683
Commercial loans	857	11	-	868
Home equity lines of credit	4,641	-	398	5,039
Consumer and overdrafts	12	-	-	12
Total acquired	129,200	1,102	5,288	135,590
Total	$888,108	$1,984	$15,378	$905,470

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as follows (in thousands):

	June 30,
	2019	2018
Residential	$1,186	$1,232
Commercial	890	1,477
Home equity lines of credit	156	168
Carrying amount, net of allowance of $83 and $73, respectively	$2,232	$2,877

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Year ended June 30,
	2019	2018
Beginning balance	$245	$403
New loans acquired	-	-
Accretion income	(53)	(70)
Reclassification from non-accretable difference	-	5
Disposals	-	(93)
Ending balance	$192	$245

Note 5. Premises and Equipment

Premises and equipment are summarized as follows at June 30 (in thousands):

	2019	2018
Land	$1,997	$1,997
Building and Leasehold improvements	13,753	13,430
Furniture, fixtures and equipment	6,808	6,096
Construction and improvements in process	15	355
	22,573	21,878
Less: accumulated depreciation and amortization	(10,771)	(10,280)
Total Bank premises and equipment, net	$11,802	$11,598

Depreciation expense was $1.1 million and $1.3 million for the years ended June 30, 2019 and 2018, respectively.

Note 6. Goodwill and Intangible Assets

The change in goodwill during the years ended June 30, 2019 and 2018 are as follows (in thousands):

	2019	2018
Balance at July 1,	$6,106	$6,106
Impairment	-	-
Total at June 30,	$6,106	$6,106

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company tests for goodwill impairment on an annual basis as of June 30th. No impairment was recorded on goodwill for the years ended June 30, 2019 or 2018.

Acquired Intangible Assets: Acquired intangible assets were as follows at June 30 (in thousands):

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$887	$(564)	$887	$(454)

Aggregate amortization expense was $110,000 and $126,000 for the years ended June 30, 2019 and 2018, respectively.

Estimated amortization expense for each of the next five fiscal years ended June 30 (in thousands):

2020	$94
2021	78
2022	62
2023	46
2024 and after	43

Note 7. Deposits

Deposit balances are summarized as follows at June 30, 2019 and 2018 (in thousands):

	2019	2018
Demand	$141,379	$131,883
NOW Accounts	123,069	117,875
Money market accounts	148,134	49,885
Savings	357,844	465,441
Time deposits	455,395	392,373
Total	$1,225,821	$1,157,457

Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $149.0 million and $116.0 million at June 30, 2019 and 2018, respectively.

Scheduled maturities of time deposits were as follows as of June 30, 2019 and 2018 (in thousands):

	2019	2018
Within 1 year	$221,832	$183,276
1 year to 2 years	112,394	49,350
2 years to 3 years	41,211	56,746
3 years to 4 years	33,538	56,458
4 years to 5 years	46,420	46,339
Thereafter	-	204
Total	$455,395	$392,373

Deposits of local governments held by PCSB Bank were $40.1 million and $39.1 million at June 30, 2019 and 2018, respectively. Additionally, as of June 30, 2019 and 2018, deposits included $77.5 million and $60.0 million of brokered time deposits with remaining maturities between 9 and 36 months.

Note 8. FHLB and Other Borrowings

Borrowings consist of advances from the FHLBNY. As of June 30, 2019, FHLB advances consisted of $107.5 million of short and long-term advances with original maturities ranging from 3 to 54 months, as well as a $3.7 million amortizing term loan with a balloon payment of $2.8 million in 2026. The maturity schedule of advances is summarized as follows as of June 30 (dollars in thousands):

	2019		2018
	Amount Due	Weighted Avg. Rate	Amount Due	Weighted Avg. Rate
Within 1 year	$65,128	2.29%	$10,125	1.70%
1 year to 2 years	30,131	2.10	5,128	1.81
2 years to 3 years	7,635	3.22	131	2.62
3 years to 4 years	138	2.62	135	2.62
4 years to 5 years	5,142	3.31	138	2.62
Thereafter	3,042	2.62	3,184	2.62
Total	$111,216	2.36%	$18,841	1.91%

As a member of the FHLBNY, the Bank had access to funds in the form of FHLB advances of approximately $291.2 million and $314.9 million at June 30, 2019 and 2018, of which $111.2 million and $18.8 million was outstanding as of each respective period. Advances are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (such as U.S. Government agency and MBSs) with a discounted fair value, as defined, at least equal to 110% of any outstanding advances.

At June 30, 2019, the Bank also had access to funds of approximately $118.0 million in the form of secured borrowings through the discount window of the FRB. Collateral for these borrowings may include qualifying assets, such as one-to-four family residential loans. The Bank had no outstanding FRB borrowings as of June 30, 2019 or 2018.

Note 9. Commitments and Contingencies

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

The contract amounts of credit-related financial instruments at June 30, 2019 and 2018, are summarized below (in thousands):

	2019	2018
Commitments to originate loans	$136,770	$102,644
Unused lines of credit	52,644	56,553
Standby letter of credit	1,688	1,420

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

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of standby letters of credit shown in the preceding table. The Company’s recognized liability for financial standby letters of credit was insignificant at June 30, 2019 and 2018.

Operating Lease Commitments: The Company leases certain branch properties under operating leases. Rent expense was $2.1 million and $1.9 million for the years ended June 30, 2019 and 2018, respectively.  Rent commitments, before considering renewal options that generally are present, were as follows as of June 30, 2019 (in thousands):

Within 1 year	$1,733
1 year to 2 years	1,794
2 year to 3 years	1,770
3 year to 4 years	1,683
4 year to 5 years	1,313
Thereafter	5,647
Total	$13,940

Legal Proceedings: In the normal course of business, the Company is involved in certain legal proceedings. In the opinion of management, the consolidated financial statements of the Company are not expected to be affected materially by the outcome of such legal proceedings.

Note 10. Accumulated Other Comprehensive Loss

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities(1)	Unrealized loss on pension benefits(2)	Unrealized loss on SERP benefits(2)	Total
Balance at July 1, 2018	$(1,536)	$(5,150)	$(264)	$(6,950)
Other comprehensive income (loss) before reclassifications	1,741	(486)	(19)	1,236
Amounts reclassified from accumulated other comprehensive (loss) income	(62)	1,144	36	1,118
Tax effect	(352)	(139)	(3)	(494)
Net other comprehensive income	1,327	519	14	1,860
Balance at June 30, 2019	$(209)	$(4,631)	$(250)	$(5,090)

	Net unrealized gain (loss) on available for sale securities(1)	Unrealized loss on pension benefits(2)	Unrealized loss on SERP benefits(2)	Total
Balance at July 1, 2017	$37	$(5,002)	$(250)	$(5,215)
Other comprehensive (loss) income before reclassifications	(1,835)	335	10	(1,490)
Amounts reclassified from accumulated other comprehensive (loss) income	(164)	725	34	595
Tax effect	558	(270)	(11)	277
Net other comprehensive (loss) income	(1,441)	790	33	(618)
Reclassification of certain tax effects on other comprehensive (loss)(3)	(132)	(938)	(47)	(1,117)
Balance at June 30, 2018	$(1,536)	$(5,150)	$(264)	$(6,950)

(1) Amounts reclassified from accumulated other comprehensive income are recorded in the Statement of Operations as part of "gains on sales of securities"

(2) Amounts reclassified from accumulated other comprehensive income are recorded in the Statement of Operations as part of "other operating expenses"

(3) Represents the impact of adopting ASU 2018-02 requiring the reclassification of certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (or portion thereof) is recorded. The amount of the reclassification is the difference between the historical corporate income tax rate (34 percent) and the newly enacted 21 percent corporate income tax rate. The reclassification is as of March 31, 2018.

Note 11. Earnings Per Share

Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted EPS is calculated in a similar matter, except that the denominator includes the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. Dilutive financial instruments include stock options and unvested restricted stock.

The following table provides factors used in the earnings per share computation for the years ended June 30, 2019 and 2018.

	Year Ended June 30,
	2019	2018
	(amounts in thousands, except share and per share data)
Net income applicable to common stock	$8,318	$6,604

Average number of common shares outstanding	17,752,473	18,165,110
Less: Average unallocated ESOP shares	(1,259,713)	(1,362,216)
Average number of common shares outstanding used to calculate basic earnings per common share	16,492,760	16,802,894

Effect of equity-based awards	34,357	-
Average number of common shares outstanding used to calculate diluted earnings per common share	16,527,117	16,802,894

Earnings per Common share:
Basic	$0.50	$0.39
Diluted	$0.50	$0.39

Stock options for 1,339,293 shares of common stock were not considered in computing dilutive earnings per common share for the year ended June 30, 2019 because they were antidilutive. There were no potentially dilutive common stock equivalents during the year ended June 30, 2018.

Note 12. Fair Value of Financial Instruments

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2019
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$36,911	$-	$36,911
Corporate and other debt securities	-	8,360	-	8,360
Mortgage-backed securities – residential	-	26,957	-	26,957
Derivatives - interest rate contracts	-	1,339	-	1,339
Total assets at fair value	$-	$73,567	$-	$73,567

Derivatives - interest rate contracts	$-	$1,339	$-	$1,339
Total liabilities at fair value	$-	$1,339	$-	$1,339

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$616	$616
Commercial loans	-	-	141	141
Home equity lines of credit	-	-	7	7
Foreclosed real estate	-	-	653	653
Total assets at fair value	$-	$-	$1,417	$1,417

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2018
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$63,430	$-	$63,430
Corporate and other debt securities	-	8,235	-	8,235
Mortgage-backed securities – residential	-	33,807	-	33,807
Total assets at fair value	$-	$105,472	$-	$105,472

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$688	$688
Construction	-	-	1,984	1,984
Commercial loans	-	-	845	845
Home equity lines of credit	-	-	7	7
Foreclosed real estate	-	-	460	460
Total assets at fair value	$-	$-	$3,984	$3,984

Impaired loans in the table above had a carrying amount of $937,000 and a remaining valuation allowance of $173,000 at June 30, 2019, incurred no net charge-offs and resulted in an additional provision for loan losses of $40,000 during the year ended June 30, 2019. Impaired loans in the table above had a carrying amount of $3.9 million and a remaining valuation allowance of $451,000 at June 30, 2018, and incurred $1.1 million of net charge-offs and resulted in an additional provision for loan losses of $435,000 during the year ended June 30, 2018.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at June 30, 2019 and 2018 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
June 30, 2019
Impaired loans - residential mortgages	$616	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - commercial loans	141	Discounted cash flow	Discount rate	6.0% to 7.0%
Impaired loans - home equity lines of credit	7	Discounted cash flow	Discount rate	6.2%
Foreclosed real estate	653	Sales comparison	Adjustments for differences in sales comparables	-8.0% to 45.0%

June 30, 2018
Impaired loans - residential mortgages	$688	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 20.9%
		Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - construction	1,984	Sales contract	Discount to sales contract	9.8%
Impaired loans - commercial loans	845	Discounted cash flow	Discount rate	5.3% to 7.5%
		Sales contract	Discount to sales contract	9.8%
Impaired loans - home equity lines of credit	7	Sales comparison	Adjustments for differences in sales comparables	-5.1% to 20.9%
		Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	460	Sales comparison	Adjustments for differences in sales comparables	-8.1% to -0.4%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which are held for trading purposes) (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2019
Financial assets:
Cash and cash equivalents	$60,029	$60,029	$-	$-	$60,029
Investment securities held to maturity	345,545	-	346,243	-	346,243
Investment securities available for sale	72,228	-	72,228	-	72,228
Loans receivable, net	1,093,121	-	-	1,092,878	1,092,878
Accrued interest receivable	4,797	-	1,330	3,467	4,797
FHLB stock	6,255	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	1,339	-	1,339	-	1,339
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	770,426	770,426	-	-	770,426
Accrued interest payable	209	16	193		209
Time deposits	455,395	-	460,554	-	460,554
Mortgage escrow funds	9,355	9,355	-	-	9,355
FHLB advances	111,216	-	111,818	-	111,818
Derivative liabilities - interest rate contracts	1,339	-	1,339	-	1,339
June 30, 2018
Financial assets:
Cash and cash equivalents	$62,145	$62,145	$-	$-	$62,145
Investment securities held to maturity	353,183	-	343,188	-	343,188
Investment securities available for sale	105,504	-	105,504	-	105,504
Loans receivable, net	902,336	-	-	882,319	882,319
Accrued interest receivable	4,358	-	1,402	2,956	4,358
FHLB stock	2,050	N/A	N/A	N/A	N/A
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	765,084	765,084	-	-	765,084
Accrued interest payable	154	7	147		154
Time deposits	392,373	-	394,205	-	394,205
Mortgage escrow funds	8,803	8,803	-	-	8,803
FHLB advances	18,841	-	20,574	-	20,574

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

Note 13. Income Taxes

The components of income tax expense (benefit) are summarized as follows for the years ended June 30 (in thousands):

	2019	2018
Current tax expense (benefit)
Federal	$2,624	$2,577
State	412	20
	3,036	2,597
Deferred tax expense (benefit)
Federal	(329)	2,414
State	(91)	313
	(420)	2,727
State tax valuation allowances, net of federal benefit	70	(302)
Total	$2,686	$5,022

On December 22, 2017, as part of the Tax Cuts and Jobs Act, the federal government enacted comprehensive tax reform containing provisions with a number of impacts on corporate income taxes, the most significant of which provides a decrease in the corporate income tax rate from 34% to 21% for tax years beginning on or after January 1, 2018. The company was required to re-measure as of the date the law was enacted, its net deferred tax asset to reflect the income tax rate expected to be effective when deferred tax positions will be realized. As a result, the Company recorded a re-measurement charge through income tax expense of $1.6 million for the year ended June 30, 2018.

The Company utilizes a calendar year tax year. As a result of the aforementioned tax reform, a “blended” federal statutory rate of 28.06% is used for the year ended June 30, 2018, based on the daily weighted average statutory rate effective throughout the fiscal year. Effective tax rates differ from the federal statutory rate applied to income before income taxes due to the following (dollars in thousands):

	2019	2018
Federal statutory rate	21.00%	28.06%

Tax at federal statutory rate	$2,311	$3,262
State Taxes, net of federal benefit	310	24
Tax-exempt income	(66)	(61)
BOLI income	(114)	(157)
ESOP Compensation	199	300
Deferred tax re-remeasurement charge	-	1,570
Other, net	46	84
Total	$2,686	$5,022

Effective tax rate	24.41%	43.20%

Year-end deferred tax assets and liabilities were due to the following (in thousands):

	2019	2018
Deferred Tax Assets:
Allowance for Loan Losses	$1,419	$1,222
Other comprehensive loss (defined benefit plans)	1,298	1,439
Deferred compensation	879	836
Charitable contribution carryforward	671	949
Stock based compensation	498	-
Depreciation of premises and equipment	416	413
Other comprehensive loss (securities)	55	408
Other	544	611
Total deferred tax assets	5,780	5,878
Deferred Tax Liabilities:
Prepaid pension costs	2,416	2,424
Deferred loan costs and fees, net	466	451
Other	-	31
Total deferred tax liabilities	2,882	2,906
Deferred tax asset valuation allowance	(420)	(350)
Net deferred tax asset	$2,478	$2,622

The Company has an apportioned New York State net operating loss carryforward of approximately $1.7 million which will begin to expire in 2034. In addition, the Company has approximately $2.7 million of charitable contribution carryforwards that may be carried forward up to 5 years and will begin to expire in 2022.

In 2014, New York State enacted comprehensive tax reform provisions with significant impact on financial institutions. As a result of this legislation, beginning on January 1, 2015, the Company calculated its tax obligation to New York based upon the greater of a calculated income tax liability, a tax liability based upon average equity capital or a fixed minimum fee. As a result of the Company’s ability to deduct a portion of the dividends paid by its captive REIT subsidiary, PCSB Funding Corp., it is more likely than not the Company will generate New York tax losses in future years and therefore calculate its New York tax liability on the basis of average equity capital or a fixed minimum fee. Consequently, the Company maintains a valuation allowance against its net New York deferred tax asset, as it is unlikely this deferred tax asset will impact the Company's New York tax liability in future years.

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

Retained earnings at June 30, 2019 included approximately $2.8 million for which deferred income taxes of approximately $588,000 have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend contributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

The Company is subject to U.S. federal income tax as well as income tax of the states of New York, New Jersey and Connecticut. The Company’s federal and state income tax returns are subject to examination for years after December 31, 2015.

At June 30, 2019 and 2018, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

Note 14. Post-Retirement Benefits

Employee Pension Plan

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

The following is a summary of the plan’s funded status as of June 30, 2019 and 2018 (the measurement date for financial reporting purposes) (in thousands):

	2019	2018
Change in benefit obligation:
Beginning benefit obligation	$24,764	$25,614
Interest Cost	1,000	968
Actuarial Loss	(327)	8
Benefits Paid	(929)	(868)
Settlements	(2,152)	(958)
Ending benefit obligation	22,356	24,764
Change in plan assets, at fair value:
Beginning plan assets	27,975	27,444
Actual return	1,239	2,357
Benefits paid	(929)	(868)
Settlements	(2,152)	(958)
Ending Plan assets	26,133	27,975
Funded Status	$3,777	$3,211
Accumulated Benefit Obligation	$22,356	$24,764

The following is a summary of net period pension cost (benefit), contributions and benefits paid for the years ended June 30 (in thousands):

	2019	2018
Net period pension cost (benefit)	$92	$(321)
Benefits paid	929	868

Pre-tax amounts recognized in accumulated other comprehensive loss were $5.9 million and $6.5 million for the years ended June 30, 2019 and 2018 respectively.

Net periodic pension cost and other amounts recognized in other comprehensive income for the years ended June 30 (in thousands):

	2019	2018
Interest cost	$1,000	$968
Expected return on plan assets	(2,052)	(2,014)
Amortization of prior net loss	1,144	725
Net periodic cost (benefit)	$92	$(321)

The estimated net loss and past service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs during the year ending June 30, 2020, are $528,000 and $0, respectively.

Contributions: The Company made no contributions to the defined benefit plan during the year ended June 30, 2019 and does not expect to make any contributions for the year ending June 30, 2020.

Estimated Future Payments: The following benefit payments are expected for the years ending June 30, (in thousands):

2020	$1,217
2021	1,239
2022	1,275
2023	1,312
2024	1,315
Following five years	6,027

Assumptions: Discount rates of 3.31% and 4.14% were used to determine pension benefit obligation as of June 30, 2019 and 2018, respectively.

Weighted-average assumptions used to determine net periodic pension cost are described in the table below.

	Year ended June 30,
	2019	2018
Discount Rate	3.31%	3.87%
Expected return on plan assets	7.50%	7.50%

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

The plan is only permitted to invest in assets approved by the RSI Trustee Board. All other investments are prohibited.

The Company’s actual pension plan asset allocation and target allocation by asset category are as follows:

		Percentage of Plan
	Target	Assets at Year-End
Asset Category	Allocation	2019	2018
Equity mutual funds and common/collective trusts	65%	60%	67%
Fixed income common/collective trusts	34%	37%	32%
Cash equivalents	1%	3%	1%
Total	100%	100%	100%

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

The fair value of the plan assets at June 30, 2019 and 2018, by asset category, is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Plan assets
Equity mutual funds and common/collective trusts	$15,837	$-	$15,837	$-
Fixed income common/collective trusts	9,618	-	9,618	-
Cash equivalents	678	678	-	-
Total	$26,133	$678	$25,455	$-
June 30, 2018
Plan assets
Equity mutual funds and common/collective trusts	$18,914	$-	$18,914	$-
Fixed income common/collective trusts	8,893	-	8,893	-
Cash equivalents	168	168	-	-
Total	$27,975	$168	$27,807	$-

Defined Contribution Retirement Plan

The Company maintains a defined contribution plan for eligible employees hired after October 1, 2012. On February 15, 2017, the Board of Directors approved the freezing of this plan effective May 1, 2017. As a result, the Company had no expense for the year ended June 30, 2019 or 2018.

401(k) Plan

The Company maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. All full-time employees who have attained age twenty-one and have a minimum of one year of service may elect to participate in the plan, by making contributions ranging from 1% to 25% of their compensation. On June 20, 2018, the Board of Directors approved the suspension of the Company match effective July 1, 2018. Prior to July 1, 2018, the Company made matching contributions equal to 75% of the participant’s contributions up to 6% of compensation. Savings plan expense was $0 and $414,000 for the years ended June 30, 2019 and 2018, respectively.

Supplemental Retirement Plan

The Company also maintains unfunded and non-qualified supplemental retirement plans to provide pension benefits in addition to those provided under the qualified pension plan.

The accrued benefit cost for the supplemental plans was approximately $3.7 million and $3.4 million at June 30, 2019 and 2018, respectively, (included in other liabilities in the consolidated statements of financial condition). Included in accumulated other comprehensive income were pre-tax net losses of $318,000 and $335,000 for the supplemental retirement plans as of June 30, 2019 and 2018, respectively. The projected benefit obligation and accumulated benefit obligation were $3.7 million and $3.4 million as of the June 30, 2019 and 2018, respectively.

Pension expense for the supplemental plans was $613,000 and $655,000 for the years ended June 30, 2019 and 2018, respectively.

Supplemental retirement plan benefits of $272,000 were paid in each of the years ended June 30, 2019 and 2018.

Net periodic pension cost and other amounts recognized in other comprehensive income for the years ended June 30 (in thousands):

	2019	2018
Service cost	$455	$518
Interest cost	122	103
Amortization of prior net loss	36	34
Net periodic cost	$613	$655

The estimated net loss for the supplemental plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs during the year ending June 30, 2020, is $45,000.

The following benefit payments, which reflect expected future service, are expected for the years ending June 30 (in thousands):

2020	$272
2021	272
2022	3,180
2023	272
2024	136
Following five years	-

As of June 30, 2019, the assumed discount rates used for the supplemental plans range from 3.31% to 4.24%.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Company employees. The Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (5.50% for 2019). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2019 was $12.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032.

Shares held by the ESOP include the following (dollars in thousands):

	2019	2018
Allocated to participants	241,804	144,923
Unearned	1,211,405	1,308,286
Total ESOP shares	1,453,209	1,453,209

Fair value of unearned shares	$24,531	$25,996

Total compensation expense recognized in connection with the ESOP for the year ended June 30, 2019 and 2018 was $1.9 million and $2.2 million, respectively.

Note 15. Regulatory Matters

The following is a summary of the Bank’s actual capital amounts and ratios as of June 30, 2019 and 2018, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands). As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress in 2018, the Company is no longer subject to consolidated capital requirements, as the Company’s total consolidated assets do not exceed $3 billion.

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019:
PCSB Bank
Leverage (Tier 1)	$209,885	13.8%	$60,774	4.0%	$75,968	5.0%
Risk-based:
Common Tier 1	209,885	18.0	52,579	4.5	75,948	6.5
Tier 1	209,885	18.0	70,105	6.0	93,474	8.0
Total	215,549	18.4	93,474	8.0	116,842	10.0

June 30, 2018:
PCSB Bank
Leverage (Tier 1)	$200,488	13.6%	$58,924	4.0%	$73,655	5.0%
Risk-based:
Common Tier 1	200,488	21.1	42,745	4.5	61,743	6.5
Tier 1	200,488	21.1	56,994	6.0	75,991	8.0
Total	205,392	21.6	75,991	8.0	94,989	10.0

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

Management believes that as of June 30, 2019 and 2018, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer of 2.5% as of June 30, 2019 and 1.875% as of June 30, 2018. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Note 16. Related Party Disclosures

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

For the years ended June 30, 2019 and 2018, the Company and the Bank had no insider loans.

Note 17. Derivatives and Hedging

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

The Company had no interest rate swaps as of June 30, 2018. The following table presents summary information about the interest rate swaps as of June 30, 2019:

June 30,
2019
(dollars in thousands)
Notional amounts	$68,535
Weighted average pay rates	3.89%
Weighted average receive rates	3.89%
Weighted average maturity	9.84 years
Fair value of combined interest rate swaps	$-

Note 18. Revenue From Contracts With Customers

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
4.	Allocate the transaction price to performance obligations in the contract
5.	Recognize revenue when (or as) the Company satisfies a performance obligation

The Company’s revenue streams that are within the scope of the accounting standard are: (1) fees and service charges on deposit accounts (including interchange fees), which, are included on the Consolidated Statements of Operations as “Fees and service charges” and (2) gains on the sale of foreclosed real estate. For the years ended June 30, 2019 and 2018, fees and services charges totaled $1.8 million and $1.5 million, respectively, of which and $1.6 million and $1.3 million, respectively, were revenue streams within the scope of the accounting standard.

Fees and Service Charges on Deposit Accounts. The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfied the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance. For the years ended June 30, 2019 and 2018, fees and service charges on deposit accounts were $1.2 million and $882,000, respectively.

Interchange Income. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. For the years ended June 30, 2019 and 2018, interchange income was $432,000 and $390,000, respectively.

Gain/Losses on Sales of Foreclosed Real Estate. The Company records a gain or loss from the sale of foreclosed real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed real estate asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. For the year ended June 30, 2019, the Company recorded $24,000 gain on sale of foreclosed real estate, compared to $7,000 loss on sale of foreclosed real estate recorded in the prior year.

Note 19. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Total compensation cost that has been charged against income for the Plan was $2.1 million for the year ended June 30, 2019.  No compensation cost was incurred for the year ended June 30, 2018.

Restricted Stock Awards

RSAs provide for the issuance of shares to both employees and non-employee directors. These awards vest over a 5-year period, with 20% vesting each year on the anniversary of the award. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,604, of which 547,185 shares were issued as of June 30, 2019.

The following table presents a summary of RSA activity during the period ended June 30, 2019.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested allocated shares outstanding at July 1, 2018	-	$-
Shares granted	547,185	19.02
Shares vested	-	-
Shares forfeited	-	-
Unvested allocated shares at June 30, 2019	547,185	$19.02

As of June 30, 2019, there was $9.1 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.4 years.

Stock Option Awards

Stock options awarded to employees under the Plan are considered incentive stock options (ISOs), up to applicable limits. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Those issued to non-employee directors, as well as those exceeding ISO limitations, are considered non-qualified stock options (NQSOs). Options vest over a 5-year period, with 20% vesting each year on the anniversary of the award, however may not vest more rapidly than over a three-year period, and have a contractual term of 10 years. The Company has a policy of using shares held as a treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy the current level of exercisable share options.

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

The fair value of options granted during the current year was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	3.03%
Expected term (in years)	6.5
Expected stock price volatility	18.26%
Dividend yield	0.63%
Weighted average fair value of options granted	$4.61

As of June 30, 2019, there was $5.4 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.4 years.

Total shares available for grant under the Plan are 1,816,511, of which 1,339,293 shares were issued as of June 30, 2019. The following table presents a summary of activity related to stock options granted under the Plan, and changes during the period then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
(dollars in thousands, except share and per share data)
Options outstanding at July 1, 2018	-	$-		$-
Options granted	1,339,293	19.04
Options expired	-	-
Options exercised	-	-
Options outstanding at June 30, 2019	1,339,293	$19.04	9.4	$1,625

Exercisable at June 30, 2019	-	$-		$-

Note 20. Parent Company Only Financial Statements

The following are the financial statements of the Company (Parent only) as of and for the years ended June 30, 2019 and 2018 (in thousands).

	June 30,
	2019	2018
Assets
Cash and cash equivalents	$55,626	$72,140
Investment in Bank	211,205	200,058
ESOP loan receivable	12,594	13,563
Other assets	1,936	1,798
Total assets	$281,361	$287,559
Liabilities and shareholders' equity
Other liabilities	$54	$-
Shareholders' equity	281,307	287,559
Total liabilities and shareholders' equity	$281,361	$287,559

	Years Ended June 30,
	2019	2018
Interest income	$715	$668
Equity in income of Bank	8,318	7,188
Other non-interest expenses	715	689
Income before income tax	8,318	7,167
Income tax expense	-	563
Net income	$8,318	$6,604

	Year Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$8,318	$6,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of Bank	(8,318)	(7,188)
Deferred tax expense	213	733
Net increase in accrued interest receivable	(89)	(230)
Other adjustments, principally net changes in other assets and liabilities	1,932	(569)
Net cash provided by (used in) operating activities	2,056	(650)
Cash Flows from Investing Activities:
Decrease in ESOP loan	969	969
Net cash provided by investing activities	969	969
Cash Flows from Financing Activities:
Common stock dividends declared	(2,183)	(504)
Allocation of ESOP shares	949	1,069
Issuance of common stock	-	(17)
Repurchase of common stock	(18,305)	-
Net cash (used in) provided by financing activities	(19,539)	548
Net (decrease) increase in cash and cash equivalents	(16,514)	867
Cash and cash equivalents at beginning of year	72,140	71,273
Cash and cash equivalents at end of year	$55,626	$72,140

Note 21. Subsequent Events

Subsequent to June 30, 2019, and through September 6, 2019, the Company repurchased 148,500 shares of common stock, at an average cost of $19.54 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2019 is effective.

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

c)	Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” and “Corporate Governance” sections of the Company’s definitive proxy statement for the Company’s 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

The “Executive Compensation” section of the Company’s 2019 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Stock Ownership” section of the Company’s 2019 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2019 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2019 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets - June 30, 2019 and 2018
(C)	Consolidated Statements of Income - Years ended June 30, 2019 and 2018
(D)	Consolidated Statements of Comprehensive Income – Years ended June 30, 2019 and 2018
(E)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended June 30, 2019 and 2018
(F)	Consolidated Statements of Cash Flows – Years ended June 30, 2019 and 2018
(G)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Articles of Incorporation of PCSB Financial Corporation (1)

3.2	Bylaws of PCSB Financial Corporation (2)

4.0	Form of Common Stock Certificate of PCSB Financial Corporation (3)

10.1	Employment Agreement between PCSB Bank and Joseph D. Roberto (4)

10.2	Employment Agreement between PCSB Bank and Scott D. Nogles (5)

10.3	Employment Agreement between PCSB Bank and Michael P. Goldrick (6)

10.4	Employment Agreement between PCSB Financial Corporation and Joseph D. Roberto (7)

10.5	Employment Agreement between PCSB Financial Corporation and Scott D. Nogles (8)

10.6	Employment Agreement between PCSB Financial Corporation and Michael P. Goldrick (9)

10.7	Supplemental Executive Retirement Plan for Joseph D. Roberto (10)

10.8	Supplemental Life Insurance Agreement for Joseph D. Roberto (11)

10.9	Supplemental Life Insurance Plan for Senior Executives (12)

10.10	Supplemental Executive Retirement Plan for Senior Executives (13)

10.11	Amended and Restated PCSB Bank Director Fee Deferral Plan (14)

10.12	PCSB Bank Director Supplemental Life Insurance Plan (15)

10.13	PCSB Bank Death Benefit Plan for Michael T. Weber (16)

10.14	PCSB Bank Incentive Compensation Plan Policy (17)

10.15	PCSB Financial Corporation Compensation Clawback Policy (18)

10.16	PCSB Bank Death Benefit Plan for Willard I. Hill, Jr (19)

10.17	PCSB Financial Corporation 2018 Equity Incentive Plan (20)

21	Subsidiaries of PCSB Financial Corporation (21)

23	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements for the year ended June 30, 2019, formatted in XBRL, which are furnished, and not filed: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

(13)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 27, 2017.
(14)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 13, 2018.
(15)

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

(17)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10-Q (File No. 001-38065), filed with the Securities and Exchange Commission on November 9, 2017.
(18)	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38065), filed with the Securities and Exchange Commission on November 9, 2017.
(19)	Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 13, 2018.
(20)

Incorporated by reference to Appendix A to the Definitive 2018 Annual Meeting Proxy Solicitation Materials (File No. 001-38065), filed with the Securities and Exchange Commission on September 20, 2018.

(21)	Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCSB FINANCIAL CORPORATION

Date: September 10, 2019	By:	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Joseph D. Roberto	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 10, 2019
Joseph D. Roberto
/s/ Jeffrey M. Helf	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 10, 2019
Jeffrey M. Helf

/s/ William V. Cuddy, Jr.	Director	September 10, 2019
William V. Cuddy, Jr.

/s/ Kevin B. Dwyer	Director	September 10, 2019
Kevin B. Dwyer

/s/ Marsha Gordon	Director	September 10, 2019
Marsha Gordon

/s/Willard I. Hill, Jr.	Director	September 10, 2019
Willard I. Hill, Jr.

/s/ Jeffrey D. Kellogg	Director	September 10, 2019
Jeffrey D. Kellogg

/s/ Robert C. Lusardi	Director	September 10, 2019
Robert C. Lusardi

/s/ Matthew G. McCrosson	Director	September 10, 2019
Matthew G. McCrosson

/s/ Karl A. Thimm	Director	September 10, 2019
Karl A. Thimm

/s/ Michael T. Weber	Director	September 10, 2019
Michael T. Weber

/s/ Richard F. Weiss	Director	September 10, 2019
Richard F. Weiss