Form 10-Q
period 2019-09-30
PCSB Financial Corp
filed 2019-11-08
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

  17,715,339 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of November 6, 2019.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	September 30,	June 30,
	2019	2019
ASSETS
Cash and due from banks	$36,544	$58,756
Federal funds sold	1,253	1,273
Total cash and cash equivalents	37,797	60,029
Investment securities:
Held to maturity debt securities, at amortized cost (fair value of $315,901, and $346,243, respectively)	314,165	345,545
Available for sale debt securities, at fair value	64,842	72,228
Total investment securities	379,007	417,773
Loans receivable, net of allowance for loan losses of $5,993 and $5,664, respectively	1,163,254	1,093,121
Accrued interest receivable	5,494	4,797
FHLB stock	6,254	6,255
Premises and equipment, net	23,946	11,802
Deferred tax asset, net	2,291	2,478
Foreclosed real estate	856	1,158
Bank-owned life insurance	24,428	24,291
Goodwill	6,106	6,106
Other intangible assets	298	323
Other assets	8,877	9,446
Total assets	$1,658,608	$1,637,579
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,092,338	$1,084,442
Non-interest bearing deposits	141,567	141,379
Total deposits	1,233,905	1,225,821
Mortgage escrow funds	7,553	9,355
Advances from FHLB	111,185	111,216
Other liabilities	24,443	9,880
Total liabilities	1,377,086	1,356,272
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2019 and June 30, 2019)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,712,295 shares issued as of September 30, 2019 and June 30, 2019, respectively, and 17,624,239 and 17,804,039 shares outstanding as of September 30, 2019 and June 30, 2019, respectively)	187	187
Additional paid in capital	183,198	182,129
Retained earnings	136,670	134,500
Unearned compensation - ESOP	(11,870)	(12,114)
Accumulated other comprehensive loss, net of income taxes	(4,834)	(5,090)
Treasury stock, at cost (1,088,056 and 908,256 shares as of September 30, 2019 and June 30, 2019, respectively)	(21,829)	(18,305)
Total shareholders' equity	281,522	281,307
Total liabilities and shareholders' equity	$1,658,608	$1,637,579

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,
	2019	2018
Interest and dividend income
Loans receivable	$13,036	$9,898
Investment securities	2,692	2,366
Federal funds and other	298	345
Total interest and dividend income	16,026	12,609
Interest expense
Deposits and escrow interest	3,301	2,056
FHLB advances	727	89
Total interest expense	4,028	2,145
Net interest income	11,998	10,464
Provision for loan losses	335	58
Net interest income after provision for loan losses	11,663	10,406
Noninterest income
Fees and service charges	402	418
Bank-owned life insurance	137	140
Swap income	170	71
Other	56	12
Total noninterest income	765	641
Noninterest expense
Salaries and employee benefits	5,764	5,140
Occupancy and equipment	1,315	1,241
Communication and data processing	531	472
Professional fees	404	369
Postage, printing, stationary and supplies	140	138
FDIC assessment	-	93
Advertising	100	87
Amortization of intangible assets	24	28
Other operating expenses	509	440
Total noninterest expense	8,787	8,008
Net income before income tax expense	3,641	3,039
Income tax expense	812	710
Net income	$2,829	$2,329
Earnings per common share:
Basic	$0.18	$0.14
Diluted	$0.18	$0.14
Weighted average common shares outstanding:
Basic	15,979,762	16,869,100
Diluted	16,082,276	16,869,100

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three Months Ended September 30,
	2019	2018
Net income	$2,829	$2,329

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	181	(153)
Reclassification adjustment for gains realized in net income	-	-
Net change in unrealized gains/losses	181	(153)
Tax effect	(38)	32
Net of tax	143	(121)

Defined benefit pension plan:
Net gain (loss) arising during the period	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	133	145
Tax effect	(29)	(30)
Net of tax	104	115

Supplemental retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	11	9
Tax effect	(2)	(2)
Net of tax	9	7

Total other comprehensive income	256	1

Comprehensive income	$3,085	$2,330

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share and per share data)

							Accumulated
			Additional		Unallocated	Treasury	Other
	Number of	Common	Paid-In	Retained	Common Stock	Stock,	Comprehensive	Total
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2019	17,804,039	$187	$182,129	$134,500	$(12,114)	$(18,305)	$(5,090)	$281,307
Net income	-	-	-	2,829	-	-	-	2,829
Other comprehensive income	-	-	-	-	-	-	256	256
Common stock dividends declared ($0.04 per share)	-	-	-	(659)	-	-	-	(659)
Repurchase of common stock	(179,800)	-	-	-	-	(3,524)	-	(3,524)
Stock-based compensation	-	-	830	-	-	-	-	830
ESOP shares committed to be released (24,419 shares)	-	-	239	-	244	-	-	483
Balance at September 30, 2019	17,624,239	$187	$183,198	$136,670	$(11,870)	$(21,829)	$(4,834)	$281,522

Balance at July 1, 2018	18,165,110	$182	$179,045	$128,365	$(13,083)	$-	$(6,950)	$287,559
Net income	-	-	-	2,329	-	-	-	2,329
Other comprehensive loss	-	-	-	-	-	-	1	1
Common stock dividends declared ($0.03 per share)	-	-	-	(505)	-	-	-	(505)
ESOP shares committed to be released (24,419 shares)	-	-	249	-	244	-	-	493
Balance at September 30, 2018	18,165,110	$182	$179,294	$130,189	$(12,839)	$-	$(6,949)	$289,877

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$2,829	$2,329
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	335	58
Depreciation and amortization	311	299
Amortization of net premiums on securities and net deferred loan origination costs	494	482
Net increase in accrued interest receivable	(697)	(389)
Net gain on sales of foreclosed real estate	(47)	-
Stock-based compensation	830	-
ESOP compensation	483	493
Earnings from cash surrender value of BOLI	(137)	(140)
Net accretion of purchase account adjustments	(198)	(96)
Other adjustments, principally net changes in other assets and liabilities	1,064	(1,205)
Net cash provided by operating activities	5,267	1,831
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	-	(1,169)
Maturities and calls of investment securities:
Held to maturity	33,185	13,984
Available for sale	7,492	3,710
Loan principal disbursement, net	(26,762)	(3,266)
Purchase of loans	(44,065)	-
Net redemption of FHLB stock	1	1
Purchase of bank premises and equipment, net of sales	(127)	(219)
Proceeds from sales of foreclosed real estate	709	-
Net cash (used in) provided by investing activities	(29,567)	13,041
FINANCING ACTIVITIES
Net increase (decrease) in deposits	8,084	(4,336)
Repayment of long-term FHLB advances	(31)	(31)
Net decrease in mortgage escrow funds	(1,802)	(3,822)
Common stock dividends paid	(659)	(505)
Repurchase of common stock	(3,524)	-
Net cash provided by (used in) financing activities	2,068	(8,694)
Net (decrease) increase in cash and cash equivalents	(22,232)	6,178
Cash and cash equivalents at beginning of period	60,029	62,145
Cash and cash equivalents at end of period	$37,797	$68,323

Supplemental information:
Cash paid for:
Interest	$3,883	$2,122
Income taxes (net of refunds)	821	830
Loans transferred to foreclosed real estate and other assets	360	294
Establishment of right to use lease asset (ASU 2016-13)	12,687	-

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At September 30, 2019, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

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

The unaudited consolidated financial statements contained herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the consolidated financial statements contained herein. The results of operations for the current period presented are not necessarily indicative of the results of operations that may be expected for the entire current fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2019, included in the Company's Annual Report on Form 10-K.

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

Accounting Standards Adopted in the Period

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases longer than 12 months previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU also requires entities to disclose key information about leasing arrangements. The Company currently leases eleven branches and two administrative offices. The Company adopted this standard and the related amendments (collectively "ASC 842") on July 1, 2019 and utilized the modified retrospective approach provided by ASU 2018-11, "Leases (Topic 842): Targeted Improvements," that allowed for a cumulative effect adjustment in the period of adoption. Under this method of adoption, the comparative information in the consolidated financial statements has not been revised and continues to be reported under the previously applicable lease accounting guidance (ASC 840). We also utilized the package of practical expedients permitted under the transition guidance which included the carry-forward of historical lease classification. The Company recorded a right to use asset totaling $11.9 million and lease liability totaling $12.0 million on the balance sheet for Company’s outstanding lease obligations on July 1, 2019. The right to use asset is disclosed within premises and equipment and the lease liability is disclosed within other liabilities on the balance sheet.

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350).” ASU 2017-04 simplifies the test for goodwill impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The adoption of ASU 2017-04 on July 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08 "Receivables - Non-Refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The ASU requires premiums on callable debt securities to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The adoption of ASU 2017-08 on July 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

Future Application of Accounting Pronouncements Previously Issued

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including loans, debt securities, and other financial assets. The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by recording an allowance for current expected credit losses. In October 2019, the FASB unanimously voted to delay the implementation of the standard for three years for certain companies, including small reporting companies (as defined by the SEC), non-SEC public companies and private companies. The Company currently qualifies as a small reporting company and is subject to the delayed implementation. Therefore, the amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2023, including interim periods within that fiscal year. The Company is actively working through the provisions of the Update. Management has established a steering committee which is identifying the methodologies and the additional data requirements necessary to implement the Update and has engaged a third-party software service provider to assist in the Company's implementation. Management is currently evaluating the impact that ASU 2016-13 will have on the Company’s consolidated financial position, results of operations and disclosures.

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity debt securities at September 30, 2019 and June 30, 2019 were as follows:

	September 30, 2019
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$31,017	$5	$(60)	$30,962
Corporate and other debt securities	8,335	57	-	8,392
Mortgage-backed securities – residential	25,572	42	(126)	25,488
Total available for sale	$64,924	$104	$(186)	$64,842
Held to maturity:
U.S. Government and agency obligations	$79,550	$198	$(132)	$79,616
Corporate and other debt securities	34,032	371	(597)	33,806
Mortgage-backed securities – residential	127,859	1,225	(251)	128,833
Mortgage-backed securities – collateralized mortgage obligations	50,382	562	(92)	50,852
Mortgage-backed securities – commercial	22,342	472	(20)	22,794
Total held to maturity	$314,165	$2,828	$(1,092)	$315,901

	June 30, 2019
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$37,027	$5	$(121)	$36,911
Corporate and other debt securities	8,349	20	(9)	8,360
Mortgage-backed securities – residential	27,115	23	(181)	26,957
Total available for sale	$72,491	$48	$(311)	$72,228
Held to maturity:
U.S. Government and agency obligations	$96,545	$192	$(246)	$96,491
Corporate and other debt securities	34,033	133	(413)	33,753
Mortgage-backed securities – residential	133,602	818	(372)	134,048
Mortgage-backed securities – collateralized mortgage obligations	52,940	311	(147)	53,104
Mortgage-backed securities – commercial	28,425	451	(29)	28,847
Total held to maturity	$345,545	$1,905	$(1,207)	$346,243

No securities were sold during the three months ended September 30, 2019 or 2018.

The following table presents the fair value and carrying amount of debt securities at September 30, 2019, by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
1 year or less	$34,551	$34,483	$23,018	$22,988
1 to 5 years	49,999	50,089	16,334	16,366
5 to 10 years	25,032	24,675	-	-
Mortgage-backed securities and other	204,583	206,654	25,572	25,488
Total	$314,165	$315,901	$64,924	$64,842

Pledged securities had carrying amounts of $198.4 million and $166.4 million at September 30, 2019 and June 30, 2019, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2019 and June 30, 2019:

	September 30, 2019
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
U.S. Government and agency obligations	$2,995	$(3)	$23,971	$(57)	$26,966	$(60)
Corporate and other debt securities	-	-	-	-	-	-
Mortgage-backed securities – residential	2,258	(2)	15,399	(124)	17,657	(126)
Total available for sale	$5,253	$(5)	$39,370	$(181)	$44,623	$(186)
Held to maturity:
U.S. Government and agency obligations	$6,994	$(6)	$42,426	$(126)	$49,420	$(132)
Corporate and other debt securities	19,403	(597)	-	-	19,403	(597)
Mortgage-backed securities – residential	23,546	(76)	15,716	(175)	39,262	(251)
Mortgage-backed securities – collateralized mortgage obligations	5,643	(15)	9,027	(77)	14,670	(92)
Mortgage-backed securities – commercial	-	-	3,451	(20)	3,451	(20)
Total held to maturity	$55,586	$(694)	$70,620	$(398)	$126,206	$(1,092)

	June 30, 2019
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$-	$-	$32,919	$(121)	$32,919	$(121)
Corporate and other debt securities	-	-	3,269	(9)	3,269	(9)
Mortgage-backed securities – residential	-	-	24,000	(181)	24,000	(181)
Total available for sale	$-	$-	$60,188	$(311)	$60,188	$(311)
Held to maturity
U.S. Government and agency obligations	$-	$-	$59,306	$(246)	$59,306	$(246)
Corporate and other debt securities	17,087	(413)	-	-	17,087	(413)
Mortgage-backed securities – residential	1,666	(26)	54,648	(346)	56,314	(372)
Mortgage-backed securities – collateralized mortgage obligations	-	-	29,372	(147)	29,372	(147)
Mortgage-backed securities – commercial	-	-	6,972	(29)	6,972	(29)
Total held to maturity	$18,753	$(439)	$150,298	$(768)	$169,051	$(1,207)

As of September 30, 2019, the Company’s securities portfolio consisted of $379.0 million in securities, of which 105 securities with a fair value of $170.8 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s U.S. Government and agency obligations and mortgage-backed securities.

As of June 30, 2019, the Company’s securities portfolio consisted of $417.8 million in securities, of which 135 securities with a fair value of $229.2 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s U.S. Government and agency obligations and mortgage-backed securities.

There were no securities as of September 30, 2019 or June 30, 2019 for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Management believes the unrealized losses are primarily a result of changes in interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of September 30, 2019 or June 30, 2019.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	September 30,	June 30,
	2019	2019
Mortgage loans:
Residential	$264,251	$265,167
Commercial	726,315	651,396
Construction	18,830	13,231
Net deferred loan origination costs	1,202	1,031
Total mortgage loans	1,010,598	930,825
Commercial and consumer loans:
Commercial loans	125,926	133,614
Home equity lines of credit	31,503	33,204
Consumer and overdrafts	437	365
Net deferred loan origination costs	783	777
Total commercial and consumer loans	158,649	167,960
Total loans receivable	1,169,247	1,098,785
Allowance for loan losses	(5,993)	(5,664)
Loans receivable, net	$1,163,254	$1,093,121

In 2015, the Company completed a merger with CMS Bancorp and its wholly owned subsidiary, CMS Bank. References to acquired loans in this note pertain only to those loans acquired as part of the merger.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$363	$(23)	$-	$3	$343
Commercial	3,853	461	-	-	4,314
Construction	159	63	-	-	222
Commercial loans	1,130	(89)	-	-	1,041
Home equity lines of credit	65	(9)	-	5	61
Consumer and overdrafts	11	15	(18)	4	12
Acquired:
Residential	83	(83)	-	-	-
Total	$5,664	$335	$(18)	$12	$5,993

	Three Months Ended September 30, 2018
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$386	$(29)	$-	$2	$359
Commercial	3,073	57	-	-	3,130
Construction	505	(12)	-	-	493
Commercial loans	780	45	-	-	825
Home equity lines of credit	80	(11)	-	-	69
Consumer and overdrafts	7	8	(7)	2	10
Acquired:
Residential	73	-	-	-	73
Total	$4,904	$58	$(7)	$4	$4,959

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of September 30, 2019 and June 30, 2019 (in thousands):

	September 30, 2019
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,469	$261,025	$757	$264,251	$124	$219	$-	$343
Commercial	1,408	724,021	886	726,315	-	4,314	-	4,314
Construction	-	18,830	-	18,830	-	222	-	222
Commercial loans	2,001	123,925	-	125,926	39	1,002	-	1,041
Home equity lines of credit	689	30,660	154	31,503	4	57	-	61
Consumer and overdrafts	-	437	-	437	-	12	-	12
Total	$6,567	$1,158,898	$1,797	$1,167,262	$167	$5,826	$-	$5,993

	June 30, 2019
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$1,774	$262,124	$1,269	$265,167	$130	$233	$83	$446
Commercial	1,418	649,088	890	651,396	-	3,853	-	3,853
Construction	-	13,231	-	13,231	-	159	-	159
Commercial loans	2,016	131,598	-	133,614	39	1,091	-	1,130
Home equity lines of credit	689	32,359	156	33,204	4	61	-	65
Consumer and overdrafts	-	365	-	365	-	11	-	11
Total	$5,897	$1,088,765	$2,315	$1,096,977	$173	$5,408	$83	$5,664

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by portfolio segment as of September 30, 2019 and June 30, 2019 (in thousands):

	September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$1,756	$1,732	$-
Commercial	1,461	1,408	-
Commercial loans	5,071	1,821	-
Home equity lines of credit	676	678	-
With an allowance recorded:
Residential	719	737	124
Commercial loans	180	180	39
Home equity lines of credit	11	11	4
Total	$9,874	$6,567	$167

	June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$1,061	$1,028	$-
Commercial	1,471	1,418	-
Commercial loans	2,007	1,836	-
Home equity lines of credit	750	678	-
With an allowance recorded:
Residential	723	746	130
Commercial loans	180	180	39
Home equity lines of credit	11	11	4
Total	$6,203	$5,897	$173

The tables below present the average recorded investment and interest income recognized on loans individually evaluated for impairment, by portfolio segment, for the three months ended September 30, 2019 and 2018 (in thousands):

	Three months ended		Three months ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$1,735	$6	$1,845	$28
Commercial	1,411	12	1,621	39
Commercial loans	1,825	50	2,377	143
Home equity lines of credit	680	-	326	6
With an allowance recorded:
Residential	738	3	450	11
Construction	-	-	2,260	-
Commercial loans	180	1	64	2
Home equity lines of credit	11	-	11	-
Total	$6,580	$72	$8,954	$229

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by portfolio segment, as of September 30, 2019 and June 30, 2019 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	September 30,	June 30,	September 30,	June 30,
	2019	2019	2019	2019
Originated:
Residential	$1,241	$536	$-	$-
Commercial loans	150	150	-	-
Home equity lines of credit	381	383	-	-
Consumer and overdrafts	-	-	-	1
Acquired:
Residential	789	795	-	-
Commercial	568	568	-	-
Home equity lines of credit	296	294	-	-
Total	$3,425	$2,726	$-	$1

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $418,000 and $501,000 as of September 30, 2019 and June 30, 2019, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by portfolio segment as of September 30, 2019 and June 30, 2019 (in thousands):

	September 30, 2019
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$-	$397	$796	$1,193	$218,646	$219,839
Commercial	-	-	-	-	678,403	678,403
Construction	-	-	-	-	18,830	18,830
Commercial loans	-	-	150	150	125,596	125,746
Home equity lines of credit	-	-	313	313	27,455	27,768
Consumer and overdrafts	-	-	-	-	422	422
Total originated	-	397	1,259	1,656	1,069,352	1,071,008
Acquired:
Residential	-	217	213	430	43,982	44,412
Commercial	-	-	568	568	47,344	47,912
Commercial loans	-	-	-	-	180	180
Home equity lines of credit	21	-	363	384	3,351	3,735
Consumer and overdrafts	-	-	-	-	15	15
Total acquired	21	217	1,144	1,382	94,872	96,254
Total	$21	$614	$2,403	$3,038	$1,164,224	$1,167,262

	June 30, 2019
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$-	$-	$86	$86	$217,970	$218,056
Commercial	-	-	-	-	600,675	600,675
Construction	-	-	-	-	13,231	13,231
Commercial loans	-	150	-	150	133,286	133,436
Home equity lines of credit	344	-	312	656	28,767	29,423
Consumer and overdrafts	-	-	1	1	348	349
Total originated	344	150	399	893	994,277	995,170
Acquired:
Residential	220	116	709	1,045	46,066	47,111
Commercial	-	-	568	568	50,153	50,721
Commercial loans	-	-	-	-	178	178
Home equity lines of credit	-	67	296	363	3,418	3,781
Consumer and overdrafts	-	-	-	-	16	16
Total acquired	220	183	1,573	1,976	99,831	101,807
Total	$564	$333	$1,972	$2,869	$1,094,108	$1,096,977

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

As of both September 30, 2019 and June 30, 2019, the Company had 14 loans classified as troubled debt restructurings totaling $4.1 million, including $3.1 million and $3.2 million, respectively, of loans still accruing. The Company has allocated $129,000 and $135,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2019 and June 30, 2019. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The Company did not modify any loans in troubled debt restructurings during the three months ended September 30, 2019. The Company modified two loans with a total carrying amount of $428,000, one residential mortgage and one home equity line of credit, in troubled debt restructurings during the three months ended September 30, 2018.

The Company had one troubled debt restructuring, a residential mortgage with a carrying amount of $370,000, default in the three months ended September 30, 2019 that was modified in the twelve months prior to default. This default resulted in no charge-off nor an increase to the allowance for loan losses. The Company had no troubled debt restructurings for which there was a payment default in the three months ended September 30, 2018, that were modified in the twelve months prior to default.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by portfolio segment is as follows (in thousands):

	September 30, 2019
	Pass	Special Mention	Substandard	Total
Originated:
Residential	$218,193	$396	$1,250	$219,839
Commercial	674,956	337	3,110	678,403
Construction	18,830	-	-	18,830
Commercial loans	118,113	4,070	3,563	125,746
Home equity lines of credit	27,344	72	352	27,768
Consumer and overdrafts	422	-	-	422
Total originated	1,057,858	4,875	8,275	1,071,008
Acquired:
Residential	43,056	206	1,150	44,412
Commercial	42,962	3,496	1,454	47,912
Commercial loans	180	-	-	180
Home equity lines of credit	3,285	67	383	3,735
Consumer and overdrafts	15	-	-	15
Total acquired	89,498	3,769	2,987	96,254
Total	$1,147,356	$8,644	$11,262	$1,167,262

	June 30, 2019
	Pass	Special Mention	Substandard	Total
Originated:
Residential	$216,438	$1,071	$547	$218,056
Commercial	600,216	339	120	600,675
Construction	13,231	-	-	13,231
Commercial loans	123,361	6,423	3,652	133,436
Home equity lines of credit	28,996	67	360	29,423
Consumer and overdrafts	349	-	-	349
Total originated	982,591	7,900	4,679	995,170
Acquired:
Residential	44,959	211	1,941	47,111
Commercial	45,726	3,537	1,458	50,721
Commercial loans	178	-	-	178
Home equity lines of credit	3,331	68	382	3,781
Consumer and overdrafts	16	-	-	16
Total acquired	94,210	3,816	3,781	101,807
Total	$1,076,801	$11,716	$8,460	$1,096,977

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of September 30, 2019 and June 30, 2019 is as follows (in thousands):

	September 30,	June 30,
	2019	2019
Residential	$757	$1,186
Commercial	886	890
Home equity lines of credit	154	156
Carrying amount, net of allowance of $0 and $83, respectively	$1,797	$2,232

The allowance for loan losses on purchased credit impaired loans decreased $83,000 during the three months ended September 30, 2019.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Beginning balance	$192	$245
New loans acquired	-	-
Accretion income	(10)	(13)
Reclassification from non-accretable difference	-	-
Disposals	-	-
Ending balance	$182	$232

Note 5. Other Comprehensive Loss

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2019	$(209)	$(4,631)	$(250)	$(5,090)
Other comprehensive income before reclassifications	181	-	-	181
Amounts reclassified from accumulated other comprehensive income	-	133	11	144
Less tax effect	(38)	(29)	(2)	(69)
Net other comprehensive income	143	104	9	256
Balance at September 30, 2019	$(66)	$(4,527)	$(241)	$(4,834)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2018	$(1,536)	$(5,150)	$(264)	$(6,950)
Other comprehensive loss before reclassifications	(153)	-	-	(153)
Amounts reclassified from accumulated other comprehensive income	-	145	9	154
Less tax effect	32	(30)	(2)	-
Net other comprehensive (loss) income	(121)	115	7	1
Balance at September 30, 2018	$(1,657)	$(5,035)	$(257)	$(6,949)

Note 6. Post-Retirement Benefits

Employee Pension Plan

The Company maintains a non-contributory defined benefit pension plan that covers employees meeting specific requirements as to age and length of service. The Company’s contributions to this qualified plan are determined on the basis of (i) the maximum amount that can be deducted for federal income tax purposes, and (ii) the amount determined by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). Contributions are intended to provide for benefits attributed to service to date but also those expected to be earned in the future. On February 15, 2017, the Board of Directors approved the freezing of the defined benefit pension plan effective May 1, 2017.

Supplemental Executive Retirement Plans

The Company also maintains unfunded and non-qualified supplemental executive retirement plans ("SERP") to provide pension benefits in addition to those provided under the qualified pension plan.

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$79	$-	$148
Interest cost	180	31	250	26
Expected return on plan assets	(479)	-	(513)	-
Amortization of prior net loss	133	11	145	9
Settlement charges	-	-	-	-
Net periodic (benefit) cost	$(166)	$121	$(118)	$183

The Company made no contributions to the defined benefit plan during the three months ended September 30, 2019.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. On April 20, 2017, the Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (5.50% for 2019). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2019 was $12.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032. Dividends on allocated shares increase participant accounts and are used to purchase additional shares of stock. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

	September 30, 2019	June 30, 2019
Allocated to participants	258,852	234,059
Unearned	1,186,991	1,211,410
Total ESOP shares	1,445,843	1,445,469

Fair value of unearned shares	$23,728	$24,531

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2019 and 2018 was $483,000 and $493,000, respectively.

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

Foreclosed Real Estate: Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less estimated costs to sell, when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value, less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Foreclosed properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Derivatives: The Company’s derivative assets and liabilities consist of transactions undertaken as part of management’s strategy to manage interest rate risk. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2019
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$30,962	$-	$30,962
Corporate and other debt securities	-	8,392	-	8,392
Mortgage-backed securities – residential	-	25,488	-	25,488
Derivatives – interest rate contracts	-	3,222	-	3,222
Total assets at fair value	$-	$68,064	$-	$68,064

Derivatives – interest rate contracts	$-	$3,222	$-	$3,222
Total liabilities at fair value	$-	$3,222	$-	$3,222

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$614	$614
Commercial loans	-	-	141	141
Home equity lines of credit	-	-	7	7
Foreclosed real estate	-	-	856	856
Total assets at fair value	$-	$-	$1,618	$1,618

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2019
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$36,911	$-	$36,911
Corporate and other debt securities	-	8,360	-	8,360
Mortgage-backed securities – residential	-	26,957	-	26,957
Derivatives – interest rate contracts	-	1,339	-	1,339
Total assets at fair value	$-	$73,567	$-	$73,567

Derivatives – interest rate contracts	$-	$1,339	$-	$1,339
Total liabilities at fair value	$-	$1,339	$-	$1,339

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$616	$616
Commercial loans	-	-	141	141
Home equity lines of credit	-	-	7	7
Foreclosed real estate	-	-	653	653
Total assets at fair value	$-	$-	$1,417	$1,417

There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2019 and 2018.

Impaired loans in the preceding table had a carrying amount of $928,000, and a remaining valuation allowance of $167,000 at September 30, 2019, as compared to $937,000 and $173,000, respectively, as of June 30, 2019. Impaired loans measured at fair value incurred no net charge-offs and resulted in a credit for loan losses of $6,000 during the three months ended September 30, 2019. Impaired loans measured at fair value as of September 30, 2018 incurred no net charge-offs and resulted in a credit for loan losses of $5,000 during the three months ended September 30, 2018.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at September 30, 2019 and June 30, 2019 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
September 30, 2019
Impaired loans - residential mortgages	$614	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - commercial loans	141	Discounted cash flow	Discount rate	6.0% to 7.0%
Impaired loans - home equity lines of credit	7	Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	856	Sales comparison	Adjustments for differences in sales comparables	-8.0% to 5.9%

June 30, 2019
Impaired loans - residential mortgages	$616	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - commercial loans	141	Discounted cash flow	Discount rate	6.0% to 7.0%
Impaired loans - home equity lines of credit	7	Discounted cash flow	Discount rate	6.2%
Foreclosed real estate	653	Sales comparison	Adjustments for differences in sales comparables	-8.0% to 45.0%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities, none of which are held for trading purposes (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2019
Financial assets:
Cash and cash equivalents	$37,797	$37,797	$-	$-	$37,797
Investment securities held to maturity	314,165	-	315,901	-	315,901
Investment securities available for sale	64,842	-	64,842	-	64,842
Loans receivable, net	1,163,254	-	-	1,162,995	1,162,995
Accrued interest receivable	5,494	-	1,545	3,949	5,494
FHLB stock	6,254	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	3,222	-	3,222	-	3,222
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	767,531	767,531	-	-	767,531
Time deposits	466,374	-	472,330	-	472,330
Mortgage escrow funds	7,553	7,553	-	-	7,553
Accrued interest payable	354	2	352	-	354
FHLB advances	111,185	-	112,043	-	112,043
Derivative liabilities - interest rate contracts	3,222	-	3,222	-	3,222

June 30, 2019
Financial assets:
Cash and cash equivalents	$60,029	$60,029	$-	$-	$60,029
Investment securities held to maturity	345,545	-	346,243	-	346,243
Investment securities available for sale	72,228	-	72,228	-	72,228
Loans receivable, net	1,093,121	-	-	1,092,878	1,092,878
Accrued interest receivable	4,797	-	1,330	3,467	4,797
FHLB stock	6,255	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	1,339	-	1,339	-	1,339
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	770,426	770,426	-	-	770,426
Time deposits	455,395	-	460,554	-	460,554
Mortgage escrow funds	9,355	9,355	-	-	9,355
Accrued interest payable	209	16	193		209
FHLB advances	111,216	-	111,818	-	111,818
Derivative liabilities - interest rate contracts	1,339	-	1,339	-	1,339

The methods of determining the fair value of assets and liabilities presented in the table above are consistent with our methodologies disclosed in the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K.

Note 8. Regulatory Capital

The following is a summary of the Bank’s actual capital amounts and ratios as of September 30, 2019 and June 30, 2019, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands). As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress in 2018, the Company is no longer subject to consolidated capital requirements, as the Company’s total consolidated assets do not exceed $3 billion.

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
PCSB Bank
Leverage (Tier 1)	$212,970	12.9%	$66,066	4.0%	$82,583	5.0%
Risk-based:
Common Tier 1	212,970	17.2	55,863	4.5	80,691	6.5
Tier 1	212,970	17.2	74,484	6.0	99,312	8.0
Total	218,963	17.6	99,312	8.0	124,140	10.0

June 30, 2019
PCSB Bank
Leverage (Tier 1)	$209,885	13.8%	$60,774	4.0%	$75,968	5.0%
Risk-based:
Common Tier 1	209,885	18.0	52,579	4.5	75,948	6.5
Tier 1	209,885	18.0	70,105	6.0	93,474	8.0
Total	215,549	18.4	93,474	8.0	116,842	10.0

In addition to the ratios above, the Basel III Capital Rules have established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.

Management believes that as of September 30, 2019 and June 30, 2019, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer of 2.5%, as of September 30, 2019 and June 30, 2019, respectively. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

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

The following table provides factors used in the earnings per share computation for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018
	(amounts in thousands, except share and per share data)
Net income applicable to common stock	$2,829	$2,329

Average number of common shares outstanding	17,178,824	18,165,110
Less: Average unallocated ESOP shares	(1,199,062)	(1,296,010)
Average number of common shares outstanding used to calculate basic earnings per common share	15,979,762	16,869,100

Effect of equity-based awards	102,514	-
Average number of common shares outstanding used to calculate diluted earnings per common share	16,082,276	16,869,100

Earnings per common share:
Basic	$0.18	$0.14
Diluted	$0.18	$0.14

Stock options for 1,339,293 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2019 because they were antidilutive. There were no potentially dilutive common stock equivalents outstanding during the three months ended September 30, 2018.

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

The following table presents summary information about the interest rate swaps as of September 30, 2019 and June 30, 2019.

	September 30,	June 30,
	2019	2019
	(dollars in thousands)
Notional amounts	$96,288	$68,535
Weighted average pay rates	3.65%	3.89%
Weighted average receive rates	3.65%	3.89%
Weighted average maturity	9.68 years	9.84 years
Fair value of combined interest rate swaps	$-	$-

Note 11. Revenue From Contracts With Customers

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
4.	Allocate the transaction price to performance obligations in the contract
5.	Recognize revenue when (or as) the Company satisfies a performance obligation

The Company’s revenue streams that are within the scope of the accounting standard are: (1) fees and service charges on deposit accounts (including interchange fees), which, are included on the Consolidated Statements of Operations as “Fees and service charges” and (2) gains on the sale of foreclosed real estate. For the three months ended September 30, 2019 and 2018, fees and services charges totaled $402,000 and $418,000, respectively, of which and $372,000 and $392,000, respectively, were revenue streams within the scope of the accounting standard.

Fees and Service Charges on Deposit Accounts. The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfied the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance. For the September 30, 2019 and 2018, fees and service charges on deposit accounts were $255,000 and $287,000, respectively.

Interchange Income. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. For the three months ended September 30, 2019 and 2018, interchange income was $117,000 and $105,000, respectively.

Gain/Losses on Sales of Foreclosed Real Estate. The Company records a gain or loss from the sale of foreclosed real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed real estate asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. For the three months ended September 30, 2019, the Company recorded $47,000 gain on sale of foreclosed real estate, compared to no gain on sale of foreclosed real estate recorded in the prior year.

Note 12. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Total compensation cost that has been charged against income for the Plan was  $830,000 for the three months ended September 30, 2019. No compensation cost was incurred for the three months ended September 30, 2018.

Restricted Stock Awards (“RSAs”)

RSAs provide for the issuance of shares to both employees and non-employee directors. These awards generally vest over a 5-year period, with 20% vesting each year on the anniversary of the award. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,604, of which 547,185 shares were issued as of September 30, 2019.

The following table presents a summary of RSA activity during the period ended September 30, 2019.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested granted shares outstanding at July 1, 2019	547,185	$19.02
Shares granted	-	-
Shares vested	-	-
Shares forfeited	-	-
Unvested granted shares at September 30, 2019	547,185	$19.02

As of September 30, 2019, there was $8.5 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.1 years.

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

As of September 30, 2019, there was $5.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.1 years.

Total shares available for grant under the Plan are 1,816,511, of which 1,339,293 shares were issued as of September 30, 2019. The following table presents a summary of activity related to stock options granted under the Plan, and changes during the period then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
(dollars in thousands, except share and per share data)
Options outstanding at July 1, 2019	1,339,293	$19.04
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Options outstanding at September 30, 2019	1,339,293	$19.04	9.1	$1,277

Exercisable at September 30, 2019	-	$-	-	$-

Note 13. Leases

Effective July 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of September 30, 2019, the Company leases real estate for eleven branch offices and two administrative offices, including its corporate headquarters, under various operating lease agreements. The Company’s leases have maturities which range from 2020 to 2041, some of which include lessee options to extend the lease term. The weighted average remaining life of the lease term for these leases was 10.1 years as of September 30, 2019.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.37% in determining the lease liability as of September 30, 2019.

The Company made a policy election to exclude the recognition requirements of ASU 2016-02 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. The Company had no short-term lease cost for the three months ended September 30, 2019. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended September 30, 2019.

Total operating lease costs were $473,000 for the three months ended September 30, 2019. The right-of-use asset, included in premises and equipment, net, was $12.3 million as of September 30, 2019 and the corresponding lease liability, included in other liabilities was $12.6 million as of September 30, 2019.

Future minimum lease payments for the fiscal years ending June 30th and a reconciliation of undiscounted lease cash flows and the lease liability recognized in the consolidated balance sheet as of September 30, 2019 is shown below:

(dollars in thousands)
2020	$1,609
2021	1,960
2022	1,937
2023	1,850
2024	1,479
Thereafter	5,661
Total future minimum lease payments (undiscounted)	14,496
Discounting effect on cash flows	(1,904)
Lease liability (discounted)	$12,592

Note 14. Subsequent Events

Subsequent to September 30, 2019, and through November 6, 2019, the Company repurchased 91,100 shares of common stock, at an average cost of $19.97 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at September 30, 2019 and June 30, 2019, and results of operations for the three months ended September 30, 2019 and 2018 is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2019.

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

Additional factors that may affect our results are discussed in the annual report on Form 10-K for the fiscal year ended June 30, 2019, under the heading “Risk Factors.”

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company assumes no obligation to update any forward looking statements except as may be required by applicable law or regulation.

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. For additional information regarding critical accounting policies, refer to the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the June 30, 2019 Form 10-K. There have been no significant changes in our application of critical accounting policies for the three months ended September 30, 2019.

Comparison of Financial Condition at September 30, 2019 and June 30, 2019

Total Assets. Total assets increased $21.0 million, or 1.3%, to $1.66 billion at September 30, 2019 from $1.64 billion at June 30, 2019. The increase is primarily the result of increases of $70.1 million in net loans receivable and $12.1 million in premises and equipment, partially offset by decreases of $31.4 million in held to maturity securities, $22.2 million in cash and cash equivalents, and $7.4 million in securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased $22.2 million, or 37.0%, to $37.8 million at September 30, 2019 from $60.0 million at June 30, 2019. The decrease is due primarily to utilization of cash and cash equivalents to partially fund the $70.1 million increase in loans receivable.

Securities Held to Maturity. Total securities held to maturity decreased $31.3 million, or 9.1%, to $314.2 million at September 30, 2019 from $345.5 million at June 30, 2019. This decrease was caused primarily by $17.0 million of calls and maturities of U.S. government and agency obligations and $14.3 million of amortization of mortgage-backed securities.

Securities Available for Sale. Total securities available for sale decreased $7.4 million, or 10.2%, to $64.8 million at September 30, 2019 from $72.2 million at June 30, 2019. This decline was due primarily to $6.0 million in maturities of U.S. government and agency obligations, and $1.5 million of amortization of mortgage backed securities, partially offset by a $181,000 increase in net unrealized gains.

Net Loans Receivable. Net loans receivable increased $70.1 million, or 6.4%, to $1.16 billion at September 30, 2019 from $1.09 billion at June 30, 2019. The increase in loans receivable was the result of $64.9 million of originations and $44.1 million of loan purchases, partially offset by $38.9 million of net amortization and repayments. The increase is due primarily to increases of $74.9 million in commercial mortgage loans and $5.6 million in construction loans, partially offset by decreases of $7.7 million in commercial loans and $1.7 million in home equity credit lines.

Premises and Equipment. Premises and equipment, net, increased $12.1 million, to $23.9 million at September 30, 2019 from $11.8 million at June 30, 2019. This increase is primarily the result of recording an $11.9 million lease asset (a related lease liability of $12.0 million was also recorded as part of other liabilities) associated with the adoption of ASU 2016-02.

Deposits. Total deposits increased $8.1 million, or 0.7%, to $1.23 billion at September 30, 2019 as compared to June 30, 2019. This increase primarily reflects increases of $11.0 million in time deposits, $3.5 million in money market accounts, and $1.2 million in NOW accounts and demand deposits, partially offset by a decrease of $7.6 million in savings accounts.

Federal Home Loan Bank Advances. FHLB advances decreased $31,000, to $111.2 million at September 30, 2019 as compared to June 30, 2019, due primarily to the repayment of long-term amortizing advances.

Total Shareholder’s Equity. Total shareholders’ equity increased $215,000, or 0.1%, to $281.5 million at September 30, 2019 from $281.3 million at June 30, 2019.  This increase was due primarily to net income of $2.8 million, as well as $1.3 million increase of stock-based compensation and reduction in unearned ESOP shares for plan shares earned during the period, partially offset by the repurchase of $3.5 million (179,800 shares) of common stock and $659,000 of cash dividends declared and paid. As of September 30, 2019, there were 710,221 shares available to be repurchased under the current stock repurchase plan. The Company’s book value per share was $15.97 and $15.80 as of September 30, 2019 and June 30, 2019, respectively. At September 30, 2019, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General. Net income increased $500,000, or 21.5%, to $2.8 million for the three months ended September 30, 2019 compared to $2.3 million for the three months ended September 30, 2018. The increase was due primarily to a $1.5 million increase in net interest income and a $124,000 increase in noninterest income, partially offset by a $779,000 increase in noninterest expense, a $277,000 increase in the provision for loan losses and a $102,000 increase in income tax expense.

Net Interest Income. Net interest income increased $1.5 million, or 14.7%, to $12.0 million for the three months ended September 30, 2019 compared to $10.5 million for the three months ended September 30, 2018. The increase primarily reflects a $4.5 million increase in average net interest-earning assets and 9 basis point increase in net interest margin to 3.03% for the three months ended September 30, 2019 compared to 2.94% for the three months ended September 30, 2018. The increase in average net interest-earning assets reflects a $163.2 million increase in average interest-earning assets, mostly offset by a $158.7 million increase in average interest-bearing liabilities. Despite continued asset growth and a higher yielding asset mix, which resulted in a 50 basis point increase in the yield on interest earning assets, the interest rate spread has been impacted by rising funding costs due to higher short-term interest rates along with competitive pricing, which caused a 51 basis point increase in the average cost of interest-bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $3.4 million, or 27.1%, to $16.0 million for the three months ended September 30, 2019 compared to $12.6 million for the three months ended September 30, 2018. The increase primarily reflects a $163.2 million increase in total average interest-earning assets and a 50 basis point increase in the yield on total interest-earning assets.

Interest income on loans receivable increased $3.1 million, or 31.7%, due primarily to a $239.0 million increase in the average balance of loans receivable to $1.14 billion for the three months ended September 30, 2019 from $903.0 million for the same period last year and an 18 basis point increase in the average yield on loans to 4.56% for the three months ended September 30, 2019 from 4.38% for the same period last year. The increase in yield is due primarily to growth in higher yielding commercial real estate loans.

Interest income on securities increased $326,000, or 13.8%, due primarily to a 61 basis point increase in the average yield on securities to 2.70% for the three months ended September 30, 2019 from 2.09% for the same period last year, partially offset by a $54.5 million decrease in the average balance of securities. The increase in yield is a result of increases in market rates, as well as prepayment income of $310,000 earned in the current quarter. Excluding this nonrecurring prepayment income, the yield on investment securities would have been 2.39% in the current quarter, a 30 basis points increase compared to the same period of last year. The decrease in the average balance of investment securities is the result of the company utilizing securities portfolio runoff to fund loan growth.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $47,000 or 13.6%, due primarily to a $21.3 million decrease in the average balance of other interest-earning assets to $45.9 million for the three months ended September 30, 2019 compared to $67.2 million for the three months ended September 30, 2018, partially offset by a 55 basis point increase in the average yield on other interest-earning assets. The increase in the yield on other interest-earning assets was due primarily to an increase in short-term market interest rates.

Interest Expense. Interest expense increased $1.9 million, or 87.8%, to $4.0 million for the three months ended September 30, 2019 compared to $2.1 million for the three months ended September 30, 2018. The increase primarily reflects a $158.7 million increase in the average balance of interest-bearing liabilities to $1.21 billion for the three months ended September 30, 2019 from $1.05 billion for the same period last year, and a 51 basis point increase in the average yield on interest-bearing liabilities to 1.32% for the three months ended September 30, 2019 from 0.81% for the same period last year.

Interest expense on interest-bearing deposits increased $1.2 million, or 60.6%, due primarily to a 41 basis point increase in the average cost of interest-bearing deposits to 1.20% for the three months ended September 30, 2019 from 0.79% for the same period last year, and a $55.7 million increase in the average balance to $1.09 billion for the three months ended September 30, 2019 from a $1.04 billion for the three months ended September 30, 2018. The increase in the average rate paid on interest-bearing deposits was primarily caused by rising funding costs due to higher short-term interest rates along with competitive pricing. The Company has experienced a shift in deposit mix as customers in lower costing saving products moved funds to higher rate time deposits and money market accounts. The average interest rate paid on time deposits and money market accounts increased 61 and 34 basis points, respectively, as the Bank offered increased rates on these deposits due to the increase in market interest rates.

Interest expense on FHLB advances increased $638,000, due primarily to a $103.1 million increase in the average balance to $121.9 million for the three months ended September 30, 2019 from $18.8 million for the same period last year, and a 48 basis point increase in the average cost to 2.37% for the three months ended September 30, 2019 from 1.89% for the same period last year. The increase in the average cost is due primarily to an increase in market interest rates.

Provision for Loan Losses. The provision for loan losses increased by $277,000 to $335,000 for the three months ended September 30, 2019, compared to $58,000 for the three months ended September 30, 2018, due primarily to loan portfolio growth. Charge-offs, net of recoveries, were $6,000 and $3,000 for the three months ended September 30, 2019 and 2018, respectively. Loans classified as substandard or doubtful increased $2.8 million, or 33.1%, to $11.3 million at September 30, 2019 from $8.5 million at June 30, 2019 and decreased $1.7 million, or 13.7%, from $13.0 million at September 30, 2018. Non-performing loans as a percent of total loans receivable was 0.29% as of September 30, 2019, an increase from 0.25% as of June 30, 2019 and a decrease from 0.62% as of September 30, 2018.

Noninterest Income. Noninterest income increased $124,000, or 19.3%, to $765,000 for the three months ended September 30, 2019 compared to $641,000 for the three months ended September 30, 2018. The increase was caused primarily by increases of $99,000 in swap income and $23,000 in gains on sale of foreclosed real estate.

Noninterest Expense. Noninterest expense increased $779,000, or 9.7%, to $8.8 million for the three months ended September 30, 2019 compared to $8.0 million for the three months ended September 30, 2018. The increase was caused primarily by a $624,000 increase in salaries and employee benefits and a $248,000 increase in other noninterest expenses, partially offset by $93,000 decrease in FDIC assessment. The increase in salaries and employee benefits was due primarily to $830,000 of stock-based compensation expense recorded in the current quarter compared to no such expense in the prior year period, partially offset by lower benefit costs. The decrease in FDIC assessment was due primarily to the Company applying small bank assessment credits of $98,000 which fully offset the Company’s FDIC assessment for the current quarter. The remaining credits available are $239,000.

Income Tax Expense. Income tax expense increased $102,000, or 14.4%, to $812,000 for the three months ended September 30, 2019 from $710,000 for the three months ended September 30, 2018. The increase was caused primarily by higher pre-tax income, partially offset by a lower effective tax rate in the current year. The effective income tax rate was 22.3% for the three months ended September 30, 2019 as compared to 23.4% for the three months ended September 30, 2018.

Net Interest Income

Average Balance Sheet and Interest Rates.

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

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$1,142,025	$13,036	4.56%	$903,021	$9,898	4.38%
Investment securities	399,190	2,692	2.70	453,671	2,366	2.09
Other interest-earning assets	45,914	298	2.58	67,222	345	2.03
Total interest-earning assets	1,587,129	16,026	4.04	1,423,914	12,609	3.54
Non-interest-earning assets	70,266			55,251
Total assets	$1,657,395			$1,479,165

Liabilities and equity:
NOW accounts	$119,852	57	0.19	$119,404	53	0.18
Money market accounts	149,880	463	1.23	61,679	139	0.89
Savings accounts and escrow	362,569	232	0.25	462,542	289	0.25
Time deposits	459,348	2,549	2.20	392,336	1,575	1.59
Total interest-bearing deposits	1,091,649	3,301	1.20	1,035,961	2,056	0.79
FHLB advances	121,855	727	2.37	18,821	89	1.89
Total interest-bearing liabilities	1,213,504	4,028	1.32	1,054,782	2,145	0.81
Non-interest-bearing deposits	140,627			127,762
Other non-interest-bearing liabilities	21,211			7,282
Total liabilities	1,375,342			1,189,826
Total equity	282,053			289,339
Total liabilities and equity	$1,657,395			$1,479,165

Net interest income		$11,998			$10,464
Interest rate spread (1)			2.72			2.73
Net interest margin (2)			3.03			2.94
Average interest-earning assets to interest-bearing liabilities	130.79%			135.00%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30,
	2019 versus 2018
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$399	$2,739	$3,138
Investment securities	422	(96)	326
Other interest-earning assets	78	(125)	(47)
Total interest-earning assets	899	2,518	3,417

Interest expense:
NOW accounts	4	-	4
Money market accounts	67	257	324
Savings and escrow accounts	21	(78)	(57)
Time deposits	673	301	974
FHLB advances	28	610	638
Total interest-bearing liabilities	793	1,090	1,883

Net increase in net interest income	$106	$1,428	$1,534

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

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at September 30, 2019 and June 30, 2019. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
September 30, 2019:
200	$289,920	$(38,093)	(11.6)%	18.39%	(134)
100	312,528	(15,485)	(4.7)	19.27	(46)
-	328,013	-	-	19.73	-
(100)	331,713	3,700	1.1	19.54	(19)
(200)	330,534	2,521	0.8	19.14	(59)

June 30, 2019:
200	$286,711	$(39,593)	(12.1)%	18.52%	(143)
100	309,974	(16,330)	(5.0)	19.45	(50)
-	326,304	-	-	19.95	-
(100)	330,749	4,445	1.4	19.79	(16)
(200)	329,929	3,625	1.1	19.39	(56)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $37.8 million, a decrease from $60.0 million as of June 30, 2019. Securities classified as available for sale, which provide an additional source of liquidity, totaled $64.8 million at September 30, 2019, a decrease from $72.2 million as of June 30, 2019.

We had the ability to borrow up to $264.2 million and $291.2 million from the FHLB of New York, at September 30, 2019 and June 30, 2019, respectively, of which $111.2 million was outstanding as of both September 30, 2019 and June 30, 2019. We also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $116.5 million and $118.0 million as of September 30, 2019 and June 30, 2019, respectively, none of which was outstanding at either date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the FHLB of New York or the Federal Reserve Bank of New York.

We had $113.9 million and $136.8 million of loan commitments outstanding as of September 30, 2019 and June 30, 2019, respectively, and $44.4 million and $52.6 million as of September 30, 2019 and June 30, 2019, respectively, of approved, but unadvanced, funds to borrowers. We also had $1.6 million and $1.7 million in outstanding letters of credit at September 30, 2019 and June 30, 2019, respectively.

Time deposits due within one year of September 30, 2019 totaled $248.6 million, an increase of $26.8 million from $221.8 million as of June 30, 2019. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at September 30, 2019. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Holding Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. The Holding Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Holding Company is governed by applicable law and regulations. At September 30, 2019, the Holding Company (on an unconsolidated, stand-alone basis) had liquid assets of $52.4 million.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the NYSDFS and the FDIC. At September 30, 2019, the Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 8 to the accompanying unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk."

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2019, the Company was not involved in any legal proceedings the outcome of which it believes would be material to its consolidated financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, filed with the Securities and Exchange Commission. As of September 30, 2019, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

(a)	Not applicable

(b)	Not applicable

(c)

On June 20, 2019, a second repurchase program was authorized by the Board of Directors to repurchase up to 890,021 shares, or 5.0% of the Company’s common stock. As of September 30, 2019, 179,800 shares were repurchased at an average price of $19.60 per share.

The following table presents information regarding stock repurchases by the Company during the quarter ended September 30, 2019.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2019 through July 31, 2019	-	$-	-	890,021
August 1, 2019 through August 31, 2019	135,100	19.52	135,100	754,921
September 1, 2019 through September 30, 2019	44,700	19.84	44,700	710,221
Total	179,800	$19.60	179,800

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

101

The following materials for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

PCSB FINANCIAL CORPORATION

Date: November 8, 2019	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: November 8, 2019	/s/ Jeffrey M. Helf
Jeffrey M. Helf
Senior Vice President and Chief Financial Officer