Form 10-Q
period 2019-12-31
PCSB Financial Corp
filed 2020-02-07
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

  17,043,648 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of February 5, 2020.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	December 31,	June 30,
	2019	2019
ASSETS
Cash and due from banks	$61,603	$58,756
Federal funds sold	1,232	1,273
Total cash and cash equivalents	62,835	60,029
Investment securities:
Held to maturity debt securities, at amortized cost (fair value of $274,850, and $346,243, respectively)	273,381	345,545
Available for sale debt securities, at fair value	54,454	72,228
Total investment securities	327,835	417,773
Loans receivable, net of allowance for loan losses of $6,216 and $5,664, respectively	1,183,740	1,093,121
Accrued interest receivable	4,932	4,797
FHLB stock	5,127	6,255
Premises and equipment, net	23,438	11,802
Deferred tax asset, net	1,956	2,478
Foreclosed real estate	279	1,158
Bank-owned life insurance	24,562	24,291
Goodwill	6,106	6,106
Other intangible assets	274	323
Other assets	8,083	9,446
Total assets	$1,649,167	$1,637,579
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,111,396	$1,084,442
Non-interest bearing deposits	140,218	141,379
Total deposits	1,251,614	1,225,821
Mortgage escrow funds	10,049	9,355
Advances from FHLB	86,153	111,216
Other liabilities	21,512	9,880
Total liabilities	1,369,328	1,356,272
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2019 and June 30, 2019)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,712,295 shares issued as of December 31, 2019 and June 30, 2019, respectively, and 17,372,308 and 17,804,039 shares outstanding as of December 31, 2019 and June 30, 2019, respectively)	187	187
Additional paid in capital	184,276	182,129
Retained earnings	138,373	134,500
Unearned compensation - ESOP	(11,626)	(12,114)
Accumulated other comprehensive loss, net of income taxes	(4,474)	(5,090)
Treasury stock, at cost (1,339,987 and 908,256 shares as of December 31, 2019 and June 30, 2019, respectively)	(26,897)	(18,305)
Total shareholders' equity	279,839	281,307
Total liabilities and shareholders' equity	$1,649,167	$1,637,579

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Interest and dividend income
Loans receivable	$13,149	$10,321	$26,185	$20,219
Investment securities	2,279	2,428	4,971	4,794
Federal funds and other	301	491	599	836
Total interest and dividend income	15,729	13,240	31,755	25,849
Interest expense
Deposits and escrow interest	3,358	2,375	6,659	4,431
FHLB advances	674	121	1,401	210
Total interest expense	4,032	2,496	8,060	4,641
Net interest income	11,697	10,744	23,695	21,208
Provision for loan losses	412	6	747	64
Net interest income after provision for loan losses	11,285	10,738	22,948	21,144
Noninterest income
Fees and service charges	402	457	804	875
Bank-owned life insurance	134	139	271	279
Swap income	-	75	170	146
Gains on sales of securities, net	-	55	-	55
Other	11	194	67	206
Total noninterest income	547	920	1,312	1,561
Noninterest expense
Salaries and employee benefits	5,889	5,306	11,653	10,328
Occupancy and equipment	1,333	1,284	2,648	2,525
Communication and data processing	507	482	1,038	954
Professional fees	379	417	783	786
Postage, printing, stationary and supplies	159	178	299	316
FDIC assessment	-	124	-	217
Advertising	100	131	200	218
Amortization of intangible assets	25	28	49	56
Other operating expenses	402	630	911	1,188
Total noninterest expense	8,794	8,580	17,581	16,588
Net income before income tax expense	3,038	3,078	6,679	6,117
Income tax expense	685	754	1,497	1,464
Net income	$2,353	$2,324	$5,182	$4,653
Earnings per common share:
Basic	$0.15	$0.14	$0.33	$0.28
Diluted	$0.14	$0.14	$0.32	$0.28
Weighted average common shares outstanding:
Basic	15,837,762	16,852,718	15,908,761	16,860,942
Diluted	15,909,855	16,868,464	15,996,251	16,868,815

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income	$2,353	$2,324	$5,182	$4,653

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	39	506	220	353
Reclassification adjustment for gains realized in net income	-	(55)	-	(55)
Net change in unrealized gains/losses	39	451	220	298
Tax effect	(7)	(94)	(45)	(62)
Net of tax	32	357	175	236

Defined benefit pension plan:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	403	145	536	290
Tax effect	(83)	(31)	(112)	(61)
Net of tax	320	114	424	229

Supplemental retirement plans:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	12	9	23	18
Tax effect	(4)	(2)	(6)	(4)
Net of tax	8	7	17	14

Total other comprehensive income	360	478	616	479

Comprehensive income	$2,713	$2,802	$5,798	$5,132

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share and per share data)

							Accumulated
			Additional		Unallocated	Treasury	Other
	Number of	Common	Paid-In	Retained	Common Stock	Stock,	Comprehensive	Total
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2019	17,804,039	$187	$182,129	$134,500	$(12,114)	$(18,305)	$(5,090)	$281,307
Net income	-	-	-	2,829	-	-	-	2,829
Other comprehensive income	-	-	-	-	-	-	256	256
Common stock dividends declared ($0.04 per share)	-	-	-	(659)	-	-	-	(659)
Repurchase of common stock	(179,800)	-	-	-	-	(3,524)	-	(3,524)
Stock-based compensation	-	-	829	-	-	-	-	829
ESOP shares committed to be released (24,419 shares)	-	-	240	-	244	-	-	484
Balance at September 30, 2019	17,624,239	187	183,198	136,670	(11,870)	(21,829)	(4,834)	281,522
Net income	-	-	-	2,353	-	-	-	2,353
Other comprehensive income	-	-	-	-	-	-	360	360
Common stock dividends declared ($0.04 per share)	-	-	-	(650)	-	-	-	(650)
Repurchase of common stock	(236,050)	-	-	-	-	(4,748)	-	(4,748)
Shares withheld related to income tax withholding	(15,881)					(320)		(320)
Stock-based compensation	-	-	829	-	-	-	-	829
ESOP shares committed to be released (24,419 shares)	-	-	249	-	244	-	-	493
Balance at December 31, 2019	17,372,308	$187	$184,276	$138,373	$(11,626)	$(26,897)	$(4,474)	$279,839

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

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six Months Ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$5,182	$4,653
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	747	64
Depreciation and amortization	629	591
Amortization of net premiums on securities and net deferred loan origination costs	836	744
Net increase in accrued interest receivable	(135)	(99)
Net gains on sales of foreclosed real estate	(38)	(24)
Net gains on sales of securities	-	(55)
Gains on sales of bank premises	-	(156)
Write-downs on foreclosed real estate	-	45
Stock-based compensation	1,658	482
ESOP compensation	977	970
Earnings from cash surrender value of BOLI	(271)	(279)
Net accretion of purchase accounting adjustments	(293)	(188)
Other adjustments, principally net changes in other assets and liabilities	50	793
Net cash provided by operating activities	9,342	7,541
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(1,103)	(42,226)
Sales of investment securities available for sale	-	2,069
Maturities, calls and amortization of investment securities:
Held to maturity	74,876	35,346
Available for sale	17,857	10,943
Loan principal disbursements, net	(47,312)	(2,429)
Purchase of loans	(44,321)	-
Net redemption (purchase) of FHLB stock	1,128	(335)
Purchase of bank premises and equipment, net of sales	(380)	(209)
Proceeds from sales of foreclosed real estate	1,196	48
Net cash provided by investing activities	1,941	3,207
FINANCING ACTIVITIES
Net increase in deposits	25,793	67,867
Net decrease in short-term FHLB advances	(40,000)	-
Proceeds from long-term FHLB advances	20,000	12,500
Repayment of long-term FHLB advances	(5,063)	(5,062)
Net increase in mortgage escrow funds	694	282
Common stock dividends paid	(1,309)	(1,025)
Repurchase of shares from employees for income tax withholding purposes	(320)	-
Repurchase of common stock	(8,272)	(4,336)
Net cash (used in) provided by financing activities	(8,477)	70,226
Net increase in cash and cash equivalents	2,806	80,974
Cash and cash equivalents at beginning of period	60,029	62,145
Cash and cash equivalents at end of period	$62,835	$143,119

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) (continued)

(amounts in thousands)

	Six Months Ended December 31,
	2019	2018
Supplemental information:
Cash paid for:
Interest	$8,011	$4,620
Income taxes (net of refunds)	1,921	1,640
Loans transferred to foreclosed real estate and other assets	279	181
Establishment of right to use lease asset (ASU 2016-13)	12,687	-

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At December 31, 2019, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

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

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity debt securities at December 31, 2019 and June 30, 2019 were as follows:

	December 31, 2019
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$22,010	$8	$(19)	$21,999
Corporate and other debt securities	8,322	70	-	8,392
Mortgage-backed securities – residential	24,165	27	(129)	24,063
Total available for sale	$54,497	$105	$(148)	$54,454
Held to maturity:
U.S. Government and agency obligations	$48,552	$181	$(43)	$48,690
Corporate and other debt securities	34,025	347	(413)	33,959
Mortgage-backed securities – residential	123,069	1,180	(303)	123,946
Mortgage-backed securities – collateralized mortgage obligations	47,402	361	(126)	47,637
Mortgage-backed securities – commercial	20,333	304	(19)	20,618
Total held to maturity	$273,381	$2,373	$(904)	$274,850

	June 30, 2019
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$37,027	$5	$(121)	$36,911
Corporate and other debt securities	8,349	20	(9)	8,360
Mortgage-backed securities – residential	27,115	23	(181)	26,957
Total available for sale	$72,491	$48	$(311)	$72,228
Held to maturity:
U.S. Government and agency obligations	$96,545	$192	$(246)	$96,491
Corporate and other debt securities	34,033	133	(413)	33,753
Mortgage-backed securities – residential	133,602	818	(372)	134,048
Mortgage-backed securities – collateralized mortgage obligations	52,940	311	(147)	53,104
Mortgage-backed securities – commercial	28,425	451	(29)	28,847
Total held to maturity	$345,545	$1,905	$(1,207)	$346,243

No securities were sold during the three or six months ended December 31, 2019. During the three and six months ended December 31, 2018, the Company sold $2.1 million of securities resulting in $55,000 of realized gains.

The following table presents the fair value and carrying amount of debt securities at December 31, 2019, by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
1 year or less	$31,550	$31,540	$21,011	$21,003
1 to 5 years	22,002	22,131	9,321	9,388
5 to 10 years	25,030	24,919	-	-
Mortgage-backed securities and other	194,799	196,260	24,165	24,063
Total	$273,381	$274,850	$54,497	$54,454

Securities pledged had carrying amounts of $157.1 million and $166.4 million at December 31, 2019 and June 30, 2019, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2019 and June 30, 2019:

	December 31, 2019
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
U.S. Government and agency obligations	$1,008	$(1)	$8,990	$(18)	$9,998	$(19)
Corporate and other debt securities	-	-	-	-	-	-
Mortgage-backed securities – residential	4,564	(21)	12,657	(108)	17,221	(129)
Total available for sale	$5,572	$(22)	$21,647	$(126)	$27,219	$(148)
Held to maturity:
U.S. Government and agency obligations	$1,997	$(3)	$32,513	$(40)	$34,510	$(43)
Corporate and other debt securities	24,587	(413)	-	-	24,587	(413)
Mortgage-backed securities – residential	24,048	(125)	14,801	(178)	38,849	(303)
Mortgage-backed securities – collateralized mortgage obligations	13,991	(48)	7,893	(78)	21,884	(126)
Mortgage-backed securities – commercial	-	-	3,440	(19)	3,440	(19)
Total held to maturity	$64,623	$(589)	$58,647	$(315)	$123,270	$(904)

	June 30, 2019
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$-	$-	$32,919	$(121)	$32,919	$(121)
Corporate and other debt securities	-	-	3,269	(9)	3,269	(9)
Mortgage-backed securities – residential	-	-	24,000	(181)	24,000	(181)
Total available for sale	$-	$-	$60,188	$(311)	$60,188	$(311)
Held to maturity
U.S. Government and agency obligations	$-	$-	$59,306	$(246)	$59,306	$(246)
Corporate and other debt securities	17,087	(413)	-	-	17,087	(413)
Mortgage-backed securities – residential	1,666	(26)	54,648	(346)	56,314	(372)
Mortgage-backed securities – collateralized mortgage obligations	-	-	29,372	(147)	29,372	(147)
Mortgage-backed securities – commercial	-	-	6,972	(29)	6,972	(29)
Total held to maturity	$18,753	$(439)	$150,298	$(768)	$169,051	$(1,207)

As of December 31, 2019, the Company’s securities portfolio consisted of $327.8 million in securities, of which 92 securities with a fair value of $150.5 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s U.S. Government and agency obligations and mortgage-backed securities.

As of June 30, 2019, the Company’s securities portfolio consisted of $417.8 million in securities, of which 135 securities with a fair value of $229.2 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s U.S. Government and agency obligations and mortgage-backed securities.

There were no securities as of December 31, 2019 or June 30, 2019 for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Management believes the unrealized losses are primarily a result of changes in interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of December 31, 2019 or June 30, 2019.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	December 31,	June 30,
	2019	2019
Mortgage loans:
Residential	$262,441	$265,167
Commercial	741,171	651,396
Construction	22,787	13,231
Net deferred loan origination costs	1,054	1,031
Total mortgage loans	1,027,453	930,825
Commercial and consumer loans:
Commercial loans	129,809	133,614
Home equity lines of credit	31,460	33,204
Consumer and overdrafts	436	365
Net deferred loan origination costs	798	777
Total commercial and consumer loans	162,503	167,960
Total loans receivable	1,189,956	1,098,785
Allowance for loan losses	(6,216)	(5,664)
Loans receivable, net	$1,183,740	$1,093,121

In 2015, the Company completed a merger with CMS Bancorp and its wholly owned subsidiary, CMS Bank. References to acquired loans in this note pertain only to those loans acquired as part of the merger.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31, 2019
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$343	$7	$-	$2	$352
Commercial	4,314	254	-	-	4,568
Construction	222	51	-	-	273
Commercial loans	1,041	62	(150)	-	953
Home equity lines of credit	61	(4)	-	3	60
Consumer and overdrafts	12	11	(15)	2	10
Acquired:
Residential	-	31	(31)	-	-
Total	$5,993	$412	$(196)	$7	$6,216

	Three Months Ended December 31, 2018
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$359	$17	$-	$3	$379
Commercial	3,130	245	(114)	-	3,261
Construction	493	(331)	-	96	258
Commercial loans	825	55	-	-	880
Home equity lines of credit	69	13	-	-	82
Consumer and overdrafts	10	7	(9)	2	10
Acquired:
Residential	73	-	-	-	73
Total	$4,959	$6	$(123)	$101	$4,943

	Six Months Ended December 31, 2019
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$363	$(16)	$-	$5	$352
Commercial	3,853	715	-	-	4,568
Construction	159	114	-	-	273
Commercial loans	1,130	(27)	(150)	-	953
Home equity lines of credit	65	(13)	-	8	60
Consumer and installment loans	11	26	(33)	6	10
Acquired:
Residential	83	(52)	(31)	-	-
Total	$5,664	$747	$(214)	$19	$6,216

	Six Months Ended December 31, 2018
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$386	$(12)	$-	$5	$379
Commercial	3,073	302	(114)	-	3,261
Construction	505	(343)	-	96	258
Commercial loans	780	100	-	-	880
Home equity lines of credit	80	2	-	-	82
Consumer and installment loans	7	15	(16)	4	10
Acquired:
Residential	73	-	-	-	73
Total	$4,904	$64	$(130)	$105	$4,943

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of December 31, 2019 and June 30, 2019 (in thousands):

	December 31, 2019
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,365	$259,325	$751	$262,441	$119	$233	$-	$352
Commercial	831	739,458	882	741,171	-	4,568	-	4,568
Construction	-	22,787	-	22,787	-	273	-	273
Commercial loans	1,930	127,879	-	129,809	1	952	-	953
Home equity lines of credit	405	30,908	147	31,460	7	53	-	60
Consumer and overdrafts	-	436	-	436	-	10	-	10
Total	$5,531	$1,180,793	$1,780	$1,188,104	$127	$6,089	$-	$6,216

	June 30, 2019
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$1,774	$262,124	$1,269	$265,167	$130	$233	$83	$446
Commercial	1,418	649,088	890	651,396	-	3,853	-	3,853
Construction	-	13,231	-	13,231	-	159	-	159
Commercial loans	2,016	131,598	-	133,614	39	1,091	-	1,130
Home equity lines of credit	689	32,359	156	33,204	4	61	-	65
Consumer and overdrafts	-	365	-	365	-	11	-	11
Total	$5,897	$1,088,765	$2,315	$1,096,977	$173	$5,408	$83	$5,664

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by portfolio segment as of December 31, 2019 and June 30, 2019 (in thousands):

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$2,046	$1,931	$-
Commercial	955	831	-
Commercial loans	2,058	1,887	-
Home equity lines of credit	379	326	-
With an allowance recorded:
Residential	375	434	119
Commercial loans	43	43	1
Home equity lines of credit	85	79	7
Total	$5,941	$5,531	$127

	June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$1,061	$1,028	$-
Commercial	1,471	1,418	-
Commercial loans	2,007	1,836	-
Home equity lines of credit	750	678	-
With an allowance recorded:
Residential	723	746	130
Commercial loans	180	180	39
Home equity lines of credit	11	11	4
Total	$6,203	$5,897	$173

The tables below present the average recorded investment and interest income recognized on loans individually evaluated for impairment, by portfolio segment, for the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three months ended		Three months ended
	December 31, 2019		December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$1,992	$21	$1,927	$4
Commercial	1,083	128	1,417	13
Commercial loans	1,882	53	2,110	47
Home equity lines of credit	538	13	597	1
With an allowance recorded:
Residential	436	4	445	3
Construction	-	-	1,130	-
Commercial loans	119	-	63	1
Home equity lines of credit	80	6	89	-
Total	$6,130	$225	$7,778	$69

	Six Months Ended		Six Months Ended
	December 31, 2019		December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$2,009	$27	$1,968	$11
Commercial	1,193	140	1,532	26
Construction	1,887	103	-	-
Commercial loans	569	13	2,226	96
Home equity lines of credit	-	-	612	9
With an allowance recorded:
Residential	436	7	446	7
Construction	-	-	1,614	-
Commercial loans	152	1	63	1
Home equity lines of credit	81	6	89	-
Total	$6,327	$297	$8,550	$150

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by portfolio segment, as of December 31, 2019 and June 30, 2019 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	December 31,	June 30,	December 31,	June 30,
	2019	2019	2019	2019
Originated:
Residential	$1,076	$536	$-	$-
Commercial loans	-	150	-	-
Home equity lines of credit	30	383	-	-
Consumer and overdrafts	-	-	-	1
Acquired:
Residential	216	795	-	-
Commercial	-	568	-	-
Home equity lines of credit	296	294	-	-
Total	$1,618	$2,726	$-	$1

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $409,000 and $501,000 as of December 31, 2019 and June 30, 2019, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by portfolio segment as of December 31, 2019 and June 30, 2019 (in thousands):

	December 31, 2019
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$261	$95	$403	$759	$219,707	$220,466
Commercial	-	-	-	-	695,236	695,236
Construction	-	-	-	-	22,787	22,787
Commercial loans	14	-	-	14	129,611	129,625
Home equity lines of credit	68	56	30	154	28,018	28,172
Consumer and overdrafts	-	-	-	-	421	421
Total originated	343	151	433	927	1,095,780	1,096,707
Acquired:
Residential	499	-	431	930	41,045	41,975
Commercial	-	-	-	-	45,935	45,935
Commercial loans	-	-	-	-	184	184
Home equity lines of credit	61	-	317	378	2,910	3,288
Consumer and overdrafts	-	-	-	-	15	15
Total acquired	560	-	748	1,308	90,089	91,397
Total	$903	$151	$1,181	$2,235	$1,185,869	$1,188,104

	June 30, 2019
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$-	$-	$86	$86	$217,970	$218,056
Commercial	-	-	-	-	600,675	600,675
Construction	-	-	-	-	13,231	13,231
Commercial loans	-	150	-	150	133,286	133,436
Home equity lines of credit	344	-	312	656	28,767	29,423
Consumer and overdrafts	-	-	1	1	348	349
Total originated	344	150	399	893	994,277	995,170
Acquired:
Residential	220	116	709	1,045	46,066	47,111
Commercial	-	-	568	568	50,153	50,721
Commercial loans	-	-	-	-	178	178
Home equity lines of credit	-	67	296	363	3,418	3,781
Consumer and overdrafts	-	-	-	-	16	16
Total acquired	220	183	1,573	1,976	99,831	101,807
Total	$564	$333	$1,972	$2,869	$1,094,108	$1,096,977

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. All troubled debt restructurings are considered impaired loans.

As of December 31, 2019 and June 30, 2019, the Company had 15 and 14 loans, respectively, classified as troubled debt restructurings totaling $4.1 million as of both dates, including $3.8 million and $3.2 million, respectively, of loans still accruing interest. The Company has allocated $124,000 and $135,000, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2019 and June 30, 2019, respectively. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The Company has modified one commercial loan in a troubled debt restructuring during the three and six months ended December 31, 2019. This loan had a carrying amount as of December 31, 2019 of $95,000. The Company modified two loans with a total carrying amount of $428,000, one residential mortgage and one home equity line of credit, in troubled debt restructurings during the six months ended December 31, 2018. The Company did not modify any loans during the three months ended December 31, 2018.

The Company had one troubled debt restructuring, a residential mortgage with a carrying amount of $370,000 as of December 31, 2019, default in the six months ended December 31, 2019 that was modified in the twelve months prior to default, with no such defaults occurring in the three months ended December 31, 2019. This default did not result in a charge-off nor an increase to the allowance for loan losses. The Company had no troubled debt restructurings for which there was a payment default in the three or six months ended December 31, 2018, that were modified in the twelve months prior to default.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a monthly basis. The Company utilizes the same grading process for acquired loans as it does for originated loans. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by portfolio segment is as follows (in thousands):

	December 31, 2019
	Pass	Special Mention	Substandard	Total
Originated:
Residential	$218,772	$482	$1,212	$220,466
Commercial	694,902	334	-	695,236
Construction	22,787	-	-	22,787
Commercial loans	124,155	3,932	1,538	129,625
Home equity lines of credit	28,020	84	68	28,172
Consumer and overdrafts	421	-	-	421
Total originated	1,089,057	4,832	2,818	1,096,707
Acquired:
Residential	40,921	203	851	41,975
Commercial	42,407	2,646	882	45,935
Commercial loans	184	-	-	184
Home equity lines of credit	2,845	61	382	3,288
Consumer and overdrafts	15	-	-	15
Total acquired	86,372	2,910	2,115	91,397
Total	$1,175,429	$7,742	$4,933	$1,188,104

	June 30, 2019
	Pass	Special Mention	Substandard	Total
Originated:
Residential	$216,438	$1,071	$547	$218,056
Commercial	600,216	339	120	600,675
Construction	13,231	-	-	13,231
Commercial loans	123,361	6,423	3,652	133,436
Home equity lines of credit	28,996	67	360	29,423
Consumer and overdrafts	349	-	-	349
Total originated	982,591	7,900	4,679	995,170
Acquired:
Residential	44,959	211	1,941	47,111
Commercial	45,726	3,537	1,458	50,721
Commercial loans	178	-	-	178
Home equity lines of credit	3,331	68	382	3,781
Consumer and overdrafts	16	-	-	16
Total acquired	94,210	3,816	3,781	101,807
Total	$1,076,801	$11,716	$8,460	$1,096,977

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of December 31, 2019 and June 30, 2019 is as follows (in thousands):

	December 31,	June 30,
	2019	2019
Residential	$751	$1,186
Commercial	882	890
Home equity lines of credit	147	156
Carrying amount, net of allowance of $0 and $83, respectively	$1,780	$2,232

The allowance for loan losses on purchased credit impaired loans decreased $0 and $83,000 during the three and six months ended December 31, 2019, respectively.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Beginning balance	$182	$232	$192	$245
New loans acquired	-	-	-	-
Accretion income	(8)	(13)	(18)	(26)
Reclassification from non-accretable difference	-	-	-	-
Disposals	-	-	-	-
Ending balance	$174	$219	$174	$219

Note 5. Other Comprehensive Loss

The following is a summary of the accumulated other comprehensive loss balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at October 1, 2019	$(66)	$(4,527)	$(241)	$(4,834)
Other comprehensive income before reclassifications	39	-	-	39
Amounts reclassified from accumulated other comprehensive income	-	403	12	415
Less tax effect	(7)	(83)	(4)	(94)
Net other comprehensive income	32	320	8	360
Balance at December 31, 2019	$(34)	$(4,207)	$(233)	$(4,474)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at October 1, 2018	$(1,657)	$(5,035)	$(257)	$(6,949)
Other comprehensive income before reclassifications	506	-	-	506
Amounts reclassified from accumulated other comprehensive income	(55)	145	9	99
Less tax effect	(94)	(31)	(2)	(127)
Net other comprehensive income	357	114	7	478
Balance at December 31, 2018	$(1,300)	$(4,921)	$(250)	$(6,471)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2019	$(209)	$(4,631)	$(250)	$(5,090)
Other comprehensive income before reclassifications	220	-	-	220
Amounts reclassified from accumulated other comprehensive income	-	536	23	559
Tax effect	(45)	(112)	(6)	(163)
Net other comprehensive income	175	424	17	616
Balance at December 31, 2019	$(34)	$(4,207)	$(233)	$(4,474)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2018	$(1,536)	$(5,150)	$(264)	$(6,950)
Other comprehensive income before reclassifications	353	-	-	353
Amounts reclassified from accumulated other comprehensive income	(55)	290	18	253
Tax effect	(62)	(61)	(4)	(127)
Net other comprehensive income	236	229	14	479
Balance at December 31, 2018	$(1,300)	$(4,921)	$(250)	$(6,471)

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

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended		Three Months Ended
	December 31, 2019		December 31, 2018
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$79	$-	$147
Interest cost	180	30	250	26
Expected return on plan assets	(478)	-	(513)	-
Amortization of prior net loss	131	12	145	9
Settlement charges	272	-	-	-
Net periodic cost (benefit)	$105	$121	$(118)	$182

	Six Months Ended		Six Months Ended
	December 31, 2019		December 31, 2018
	Defined Benefit Plan	Supplemental Retirement Plan	Defined Benefit Plan	Supplemental Retirement Plan
Service cost	$-	$158	$-	$295
Interest cost	360	61	500	52
Expected return on plan assets	(957)	-	(1,026)	-
Amortization of prior net loss	264	23	290	18
Settlement charges	272	-	-	-
Net periodic (benefit) cost	$(61)	$242	$(236)	$365

The Company made no contributions to the defined benefit plan during the three or six months ended December 31, 2019.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. On April 20, 2017, the Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (5.50% for 2020). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2019 was $11.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032. Dividends on allocated shares increase participant accounts and are used to purchase additional shares of stock. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

	December 31, 2019	June 30, 2019
Allocated to participants	282,833	234,059
Unearned	1,162,572	1,211,410
Total ESOP shares	1,445,405	1,445,469

Fair value of unearned shares	$23,542	$24,531

Total compensation expense recognized in connection with the ESOP for the three and six months ended December 31, 2019 was $493,000 and $977,000, respectively, and for the three and six months ended December 31, 2018 was $477,000 and $970,000, respectively.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2019
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$21,999	$-	$21,999
Corporate and other debt securities	-	8,392	-	8,392
Mortgage-backed securities – residential	-	24,063	-	24,063
Derivatives – interest rate contracts	-	1,886	-	1,886
Total assets at fair value	$-	$56,340	$-	$56,340

Derivatives – interest rate contracts	$-	$1,886	$-	$1,886
Total liabilities at fair value	$-	$1,886	$-	$1,886

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$390	$390
Commercial loans	-	-	41	41
Home equity lines of credit	-	-	72	72
Foreclosed real estate	-	-	279	279
Total assets at fair value	$-	$-	$782	$782

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2019
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$36,911	$-	$36,911
Corporate and other debt securities	-	8,360	-	8,360
Mortgage-backed securities – residential	-	26,957	-	26,957
Derivatives – interest rate contracts	-	1,339	-	1,339
Total assets at fair value	$-	$73,567	$-	$73,567

Derivatives – interest rate contracts	$-	$1,339	$-	$1,339
Total liabilities at fair value	$-	$1,339	$-	$1,339

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$616	$616
Commercial loans	-	-	141	141
Home equity lines of credit	-	-	7	7
Foreclosed real estate	-	-	653	653
Total assets at fair value	$-	$-	$1,417	$1,417

There were no transfers between levels within the fair value hierarchy during the three and six months ended December 31, 2019 and 2018.

Impaired loans in the preceding table had a carrying amount of $631,000, and a remaining valuation allowance of $127,000, at December 31, 2019, as compared to $937,000 and $173,000, respectively, as of June 30, 2019. Impaired loans measured at fair value incurred no net charge-offs and resulted in a credit for loan losses of $2,000 during the six months ended December 31, 2019. Impaired loans measured at fair value as of December 31, 2018 incurred no net charge-offs and resulted in an additional credit for loan losses of $7,000 during the six months ended December 31, 2018.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at December 31, 2019 and June 30, 2019 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
December 31, 2019
Impaired loans - residential mortgages	$390	Sales comparison	Adjustments for differences in sales comparables	-22.0% to -11.8%
		Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - commercial loans	41	Discounted cash flow	Discount rate	7.0% to 7.5%
Impaired loans - home equity lines of credit	72	Sales comparison	Adjustments for differences in sales comparables	-22.0% to -11.8%
		Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	279	Sales comparison	Adjustments for differences in sales comparables	-34.4% to -24.0%

June 30, 2019
Impaired loans - residential mortgages	$616	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - commercial loans	141	Discounted cash flow	Discount rate	6.0% to 7.0%
Impaired loans - home equity lines of credit	7	Discounted cash flow	Discount rate	6.2%
Foreclosed real estate	653	Sales comparison	Adjustments for differences in sales comparables	-8.0% to 45.0%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities, none of which are held for trading purposes (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2019
Financial assets:
Cash and cash equivalents	$62,835	$62,835	$-	$-	$62,835
Investment securities held to maturity	273,381	-	269,950	4,900	274,850
Investment securities available for sale	54,454	-	54,454	-	54,454
Loans receivable, net	1,183,740	-	-	1,188,343	1,188,343
Accrued interest receivable	4,932	-	973	3,959	4,932
FHLB stock	5,127	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	1,886	-	1,886	-	1,886
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	782,850	782,850	-	-	782,850
Time deposits	468,764	-	475,505	-	475,505
Mortgage escrow funds	10,049	10,049	-	-	10,049
Accrued interest payable	259	1	258	-	259
FHLB advances	86,153	-	89,095	-	89,095
Derivative liabilities - interest rate contracts	1,886	-	1,886	-	1,886

June 30, 2019
Financial assets:
Cash and cash equivalents	$60,029	$60,029	$-	$-	$60,029
Investment securities held to maturity	345,545	-	346,243	-	346,243
Investment securities available for sale	72,228	-	72,228	-	72,228
Loans receivable, net	1,093,121	-	-	1,092,878	1,092,878
Accrued interest receivable	4,797	-	1,330	3,467	4,797
FHLB stock	6,255	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	1,339	-	1,339	-	1,339
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	770,426	770,426	-	-	770,426
Time deposits	455,395	-	460,554	-	460,554
Mortgage escrow funds	9,355	9,355	-	-	9,355
Accrued interest payable	209	16	193		209
FHLB advances	111,216	-	111,818	-	111,818
Derivative liabilities - interest rate contracts	1,339	-	1,339	-	1,339

The methods of determining the fair value of assets and liabilities presented in the table above are consistent with our methodologies disclosed in the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K.

Note 8. Regulatory Matters

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2019 and June 30, 2019, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands). As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress in 2018, the Company is no longer subject to consolidated capital requirements, as the Company’s total consolidated assets do not exceed $3 billion.

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
PCSB Bank
Leverage (Tier 1)	$215,585	13.0%	$66,311	4.0%	$82,889	5.0%
Risk-based:
Common Tier 1	215,585	17.2	56,271	4.5	81,281	6.5
Tier 1	215,585	17.2	75,028	6.0	100,038	8.0
Total	221,801	17.7	100,038	8.0	125,047	10.0

June 30, 2019
PCSB Bank
Leverage (Tier 1)	$209,885	13.8%	$60,774	4.0%	$75,968	5.0%
Risk-based:
Common Tier 1	209,885	18.0	52,579	4.5	75,948	6.5
Tier 1	209,885	18.0	70,105	6.0	93,474	8.0
Total	215,549	18.4	93,474	8.0	116,842	10.0

In addition to the ratios above, the Basel III Capital Rules have established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.

Management believes that as of December 31, 2019 and June 30, 2019, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer of 2.5%, as of December 31, 2019 and June 30, 2019, respectively. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

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

The following table provides factors used in the earnings per share computation for the three and six months ended December 31, 2019 and 2018.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(amounts in thousands, except share and per share data)
Net income applicable to common stock	$2,353	$2,324	$5,182	$4,653

Average number of common shares outstanding	17,012,405	18,124,242	17,095,614	18,144,676
Less: Average unallocated ESOP shares	(1,174,643)	(1,271,524)	(1,186,853)	(1,283,734)
Average number of common shares outstanding used to calculate basic earnings per common share	15,837,762	16,852,718	15,908,761	16,860,942

Effect of equity-based awards	72,093	15,746	87,490	7,873
Average number of common shares outstanding used to calculate diluted earnings per common share	15,909,855	16,868,464	15,996,251	16,868,815

Earnings per common share:
Basic	$0.15	$0.14	$0.33	$0.28
Diluted	$0.14	$0.14	$0.32	$0.28

Stock options for 1,339,293 shares of common stock were not considered in computing diluted earnings per common share for both the three and six months ended December 31, 2019 and 2018 because they were antidilutive.

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

The following table presents summary information about the interest rate swaps as of December 31, 2019 and June 30, 2019.

	December 31,	June 30,
	2019	2019
	(dollars in thousands)
Notional amounts	$95,929	$68,535
Weighted average pay rates	3.52%	3.89%
Weighted average receive rates	3.52%	3.89%
Weighted average maturity	9.43 years	9.84 years
Fair value of combined interest rate swaps	$-	$-

Note 11. Revenue From Contracts With Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue:

1.	Identify the contract with a customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to performance obligations in the contract
5.	Recognize revenue when (or as) the Company satisfies a performance obligation

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Noninterest income:
Service charges on deposits	$246	$310	$501	$597
Interchange fees	112	114	229	219
Other (1)	44	33	74	59
Fees and service charges	402	457	804	875

Bank-owned life insurance (1)	134	139	271	279
Gains on sales of securities, net (1)	-	55	-	55
Swap income (1)	-	75	170	146

Net gain on sale of bank premises (1)	-	156	-	156
Net gain on sale of foreclosed real estate	-	24	38	24
Other (1)	11	14	29	26
Other noninterest income	11	194	67	206
Total noninterest income	$547	$920	$1,312	$1,561

(1)Not within the scope of ASC 606.

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

Gain on Sales of Foreclosed Real Estate. The Company records a gain or loss from the sale of foreclosed real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed real estate asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

Note 12. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Total compensation cost that has been charged against income for the Plan was $829,000 and $1.7 million for the three and six months ended December 31, 2019 and $482,000 for both the three and six months ended December 31, 2018.

Restricted Stock Awards (“RSAs”)

RSAs provide for the issuance of shares to both employees and non-employee directors. These awards generally vest over a 5-year period, with 20% vesting each year on the anniversary of the award. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,604, of which 547,185 shares were granted as of December 31, 2019.

The following table presents a summary of RSA activity during the period ended December 31, 2019.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested granted shares outstanding at July 1, 2019	547,185	$19.02
Shares granted	-	-
Shares vested	(109,448)	19.02
Shares forfeited	-	-
Unvested granted shares at December 31, 2019	437,737	$19.02

As of December 31, 2019, there was $8.0 million of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.9 years.

Stock Option Awards

Stock options awarded to employees under the Plan are considered incentive stock options (ISOs), up to applicable limits. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Those issued to non-employee directors, as well as those exceeding ISO limitations, are considered non-qualified stock options (NQSOs). Options generally vest over a 5-year period, with 20% vesting each year on the anniversary of the award, however, may not vest more rapidly than over a three-year period, and have a contractual term of 10 years. The Company has a policy of using shares held as a treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy the current level of exercisable share options.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatilities of a peer group of publicly traded financial institutions. The expected term of options granted is based on the simplified “mid-point” approach which utilizes the weighted average vesting period and contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

As of December 31, 2019, there was $4.8 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.9 years.

Total shares available for grant under the Plan are 1,816,511, of which 1,339,293 shares were granted as of December 31, 2019. The following table presents a summary of activity related to stock options granted under the Plan, and changes during the period then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
	(dollars in thousands, except share and per share data)
Options outstanding at July 1, 2019	1,339,293	$19.04
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Options outstanding at December 31, 2019	1,339,293	$19.04	8.9	$1,625

Exercisable at December 31, 2019	267,859	$19.04	8.9	$325

Note 13. Leases

As of December 31, 2019, the Company leases real estate for eleven branch offices and two administrative offices, including its corporate headquarters, under various operating lease agreements. The Company’s leases have maturities which range from 2020 to 2041, some of which include lessee options to extend the lease term. The weighted average remaining life of the lease terms for these leases was 10.0 years as of December 31, 2019.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.38% in determining the lease liability as of December 31, 2019.

The Company made a policy election to exclude the recognition requirements of ASU 2016-02 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. The Company had no short-term lease cost for the three or six months ended December 31, 2019, respectively. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three or six months ended December 31, 2019.

For the three and six months ended December 31, 2019, total operating lease costs were $501,000 and $998,000, respectively, and is included in occupancy and equipment expense. The right-of-use asset, included in premises and equipment, net, was $11.8 million and the corresponding lease liability, included in other liabilities was $12.1 million as of December 31, 2019, respectively.

Future minimum lease payments for the fiscal years ending June 30th and a reconciliation of undiscounted lease cash flows and the lease liability recognized in the consolidated balance sheet as of December 31, 2019 is shown below:

(dollars in thousands)
2020	$1,065
2021	1,960
2022	1,937
2023	1,850
2024	1,479
Thereafter	5,661
Total future minimum lease payments (undiscounted)	13,952
Discounting effect on cash flows	(1,830)
Lease liability (discounted)	$12,122

Note 14. Subsequent Events

Subsequent to December 31, 2019, and through February 5, 2020, the Company repurchased 328,660 shares of common stock, at an average cost of $20.01 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at December 31, 2019 and June 30, 2019, and results of operations for the three and six months ended December 31, 2019 and 2018 is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2019.

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. For additional information regarding critical accounting policies, refer to the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the June 30, 2019 Form 10-K. There have been no significant changes in our application of critical accounting policies for the three months ended December 31, 2019.

Comparison of Financial Condition at December 31, 2019 and June 30, 2019

Total Assets. Total assets increased $11.6 million, or 0.7%, to $1.65 billion at December 31, 2019 from $1.64 billion at June 30, 2019. The increase is primarily the result of increases of $90.6 million in net loans receivable, $11.6 million in premises and equipment and $2.8 million in cash and cash equivalents, partially offset by decreases of $72.1 million in held to maturity securities and $17.7 million in securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.8 million, or 4.7%, to $62.8 million at December 31, 2019 from $60.0 million at June 30, 2019. The increase is due primarily to an $89.9 million decrease in total investment securities and a $25.8 million increase in deposits, partially offset by a $90.6 million increase in loans receivable and a $25.0 million decrease in FHLB advances.

Securities Held to Maturity. Total securities held to maturity decreased $72.1 million, or 20.9%, to $273.4 million at December 31, 2019 from $345.5 million at June 30, 2019. This decrease was caused primarily by $48.0 million of calls and maturities, net of purchases, of U.S. government and agency obligations and $24.1 million of amortization of mortgage-backed securities.

Securities Available for Sale. Total securities available for sale decreased $17.7 million, or 24.6%, to $54.5 million at December 31, 2019 from $72.2 million at June 30, 2019. This decline was due primarily to $15.0 million in maturities of U.S. government and agency obligations, and $2.9 million of amortization of mortgage-backed securities, partially offset by a $220,000 increase in net unrealized gains.

Net Loans Receivable. Net loans receivable increased $90.6 million, or 8.3%, to $1.18 billion at December 31, 2019 from $1.09 billion at June 30, 2019. The increase in loans receivable was the result of $111.6 million of originations and $44.1 million of loan purchases, partially offset by $65.1 million of net amortization and repayments. Commercial mortgage loans and construction loans increased $89.8 million and $9.6 million, respectively, while all other loans had a net decrease of $8.2 million.

Premises and Equipment. Premises and equipment, net, increased $11.6 million, to $23.4 million at December 31, 2019 from $11.8 million at June 30, 2019. This increase is primarily the result of an $11.8 million net increase in lease assets (a net increase in lease liabilities of $12.1 million is included as part of other liabilities) associated with the adoption of ASU 2016-02.

Deposits. Total deposits increased $25.8 million, or 2.1%, to $1.25 billion at December 31, 2019 as compared to $1.23 billion at June 30, 2019. This increase primarily reflects increases of $14.1 million in money market accounts, $13.4 million in time deposits and $3.3 million in NOW accounts, partially offset by decreases of $3.8 million in savings accounts and $1.2 million in demand deposits.

Federal Home Loan Bank Advances. FHLB advances decreased $25.0 million, or 22.5%, to $86.2 million at December 31, 2019 as compared to $111.2 million at June 30, 2019. This decrease is due primarily to $40.0 million of net repayments of short-term advances and $5.0 million of repayments of long-term amortizing advances, partially offset by $20.0 million of additional long-term advances.

Total Shareholder’s Equity. Total shareholders’ equity decreased $1.5 million, or 0.5%, to $279.8 million at December 31, 2019 from $281.3 million at June 30, 2019.  This decrease was due primarily to the repurchase of $8.6 million (431,731 shares) of common stock and $1.3 million of cash dividends declared and paid, partially offset by net income of $5.2 million, as well as $2.6 million increase of stock-based compensation and reduction in unearned ESOP shares for plan shares earned during the period. As of December 31, 2019, there were 474,171 shares available to be repurchased under the current stock repurchase plan.

Comparison of Operating Results for the Three Months Ended December 31, 2019 and 2018

General. Net income increased $29,000, or 1.2%, to $2.4 million for the three months ended December 31, 2019 compared to $2.3 million for the three months ended December 31, 2018. The increase was due primarily to a $953,000 increase in net interest income and a $69,000 decrease in income tax expense, partially offset by a $406,000 increase in the provision for loan losses, a $373,000 decrease in noninterest income and a $214,000 increase in noninterest expense.

Net Interest Income. Net interest income increased $953,000, or 8.9%, to $11.7 million for the three months ended December 31, 2019 compared to $10.7 million for the three months ended December 31, 2018. The increase primarily reflects a $160.9 million increase in average interest-earning assets, partially offset by a 6 basis point decrease in net interest margin to 2.93% for the three months ended December 31, 2019 compared to 2.99% for the three months ended December 31, 2018. The increase in average interest-earning assets reflects a $268.9 million increase in average loans receivable, partially offset by a $81.2 million decrease in average investment securities and $26.8 million decrease in average other interest-earning assets. Despite continued asset growth and a higher yielding asset mix, which resulted in a 26 basis point increase in the yield on interest earning assets, the interest rate margin has been impacted by rising funding costs due to higher short-term interest rates along with competitive pricing, which caused a 38 basis point increase in the average cost of interest-bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $2.5 million, or 18.8%, to $15.7 million for the three months ended December 31, 2019 compared to $13.2 million for the three months ended December 31, 2018. The increase primarily reflects a $160.9 million increase in total average interest-earning assets and a 26 basis point increase in the yield on total interest-earning assets.

Interest income on loans receivable increased $2.8 million, or 27.4%, due primarily to a $268.9 million increase in the average balance of loans receivable to $1.18 billion for the three months ended December 31, 2019 from $909.4 million for the same period last year, partially offset by a 7 basis point decrease in the average yield on loans to 4.46% for the three months ended December 31, 2019 from 4.53% for the same period last year. The decrease in yield is due primarily to downward pressures on market interest rates, affecting both existing adjustable rate loans as well as new originations.

Interest income on investment securities decreased $149,000, or 6.1%, due primarily to a $81.1 million decrease in the average balance of investment securities to $358.8 million for the three months ended December 31, 2019 from $439.9 million for the same period last year, partially offset by a 33 basis point increase in the average yield on investment securities to 2.54% for the three months ended December 31, 2019 from 2.21% for the same period last year. The increase in yield is a result of prepayment income earned in the current quarter. The decrease in the average balance of investment securities is the result of the Company utilizing investment securities portfolio runoff to fund loan growth.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $190,000 or 38.7%, due primarily to a $26.8 million decrease in the average balance of other interest-earning assets to $59.7 million for the three months ended December 31, 2019 compared to $86.5 million for the three months ended December 31, 2018 and a 25 basis point decrease in the average yield on other interest-earning assets. The decrease in the yield on other interest-earning assets was due primarily to a decrease in short-term market interest rates.

Interest Expense. Interest expense increased $1.5 million, or 61.5%, to $4.0 million for the three months ended December 31, 2019 compared to $2.5 million for the three months ended December 31, 2018. The increase primarily reflects a $165.1 million increase in the average balance of interest-bearing liabilities to $1.22 billion for the three months ended December 31, 2019 from $1.06 billion for the same period last year and a 38 basis point increase in the rate paid on average interest-bearing liabilities to 1.31% for the three months ended December 31, 2019 from 0.93% for the same period last year.

Interest expense on interest-bearing deposits increased $983,000, or 41.4%, due primarily to a 29 basis point increase in the average cost of interest-bearing deposits to 1.20% for the three months ended December 31, 2019 from 0.91% for the same period last year, and a $69.5 million increase in the average balance to $1.11 billion for the three months ended December 31, 2019 from a $1.04 billion for the three months ended December 31, 2018. The increase in the average rate paid on interest-bearing deposits was primarily caused by rising funding costs due to higher short-term interest rates along with competitive pricing. The Company has experienced a shift in deposit mix as customers in lower costing saving products moved funds to generally higher costing time deposits. The average interest rate paid on time deposits increased 43 basis points, as the Bank offered increased rates on these deposits due to the increase in market interest rates.

Interest expense on FHLB advances increased $553,000, due primarily to a $95.6 million increase in the average balance to $117.7 million for the three months ended December 31, 2019 from $22.1 million for the same period last year, and a 12 basis point increase in the average cost to 2.27% for the three months ended December 31, 2019 from 2.15% for the same period last year. The increase in the average cost is due primarily to an increase in market interest rates.

Provision for Loan Losses. The provision for loan losses increased by $406,000 to $412,000 for the three months ended December 31, 2019, compared to $6,000 for the three months ended December 31, 2018, due primarily to loan portfolio growth. Charge-offs, net of recoveries, were $189,000 and $22,000 for the three months ended December 31, 2019 and 2018, respectively. Current quarter charge-offs related primarily to one commercial loan relationship. Loans classified as substandard or doubtful decreased $5.3 million, or 51.5%, to $4.9 million at December 31, 2019 from $10.2 million at December 31, 2018. Non-performing loans as a percent of total loans receivable was 0.14% as of December 31, 2019, a decrease from 0.39% as of December 31, 2018.

Noninterest Income. Noninterest income decreased $373,000, or 40.5%, to $547,000 for the three months ended December 31, 2019 compared to $920,000 for the three months ended December 31, 2018. The decrease was caused primarily by decreases of $155,000 in gain on sale of bank premises, $75,000 in swap income, $55,000 in net gains on sales of securities, $55,000 in fees and service charges and $24,000 in net gains on sale of foreclosed real estate.

Noninterest Expense. Noninterest expense increased $214,000, or 2.5%, to $8.8 million for the three months ended December 31, 2019 compared to $8.6 million for the three months ended December 31, 2018. The increase was caused primarily by a $583,000 increase in salaries and employee benefits, partially offset by decreases of $124,000 in FDIC assessment and $245,000 in all other noninterest expenses. The increase in salaries and employee benefits was due primarily to increases of $347,000 in stock-based compensation expense and $251,000 in other compensation, partially offset by lower benefit costs. The decrease in FDIC assessment was due primarily to the Bank applying small bank assessment credits of $108,000 which fully offset the Bank’s FDIC assessment for the current quarter. The remaining credits available are approximately $131,000.

Income Tax Expense. Income tax expense decreased $69,000, or 9.2%, to $685,000 for the three months ended December 31, 2019 from $754,000 for the three months ended December 31, 2018. The decrease was caused primarily by a lower effective tax rate and lower pre-tax income in the current year. The effective income tax rate was 22.5% for the three months ended December 31, 2019 as compared to 24.5% for the three months ended December 31, 2018.

Comparison of Operating Results for the Six Months Ended December 31, 2019 and 2018

General. Net income increased $529,000, or 11.4%, to $5.2 million for the six months ended December 31, 2019 compared to $4.7 million for the six months ended December 31, 2018. The increase was due primarily to a $2.5 million increase in net interest income, partially offset by a $993,000 increase in noninterest expense, a $683,000 increase in the provision for loan losses, a $249,000 decrease in noninterest income, and a $33,000 increase in income tax expense.

Net Interest Income. Net interest income increased $2.5 million, or 11.7%, to $23.7 million for the six months ended December 31, 2019 compared to $21.2 million for the six months ended December 31, 2018. The increase primarily reflects a $162.0 million increase in average interest-earning assets and a 1 basis point increase in net interest margin to 2.98% for the six months ended December 31, 2019 compared to 2.97% for the six months ended December 31, 2018. The increase in average interest-earning assets reflects a $253.9 million increase in average loans receivable, partially offset by a $67.8 million decrease in average investment securities and a $24.1 million decrease in average other interest earning assets. Despite continued asset growth and a higher yielding asset mix, which resulted in a 38 basis point increase in the yield on interest earning assets, the interest rate spread has been impacted by rising funding costs due to higher short-term interest rates along with competitive pricing, which caused a 45 basis point increase in the average cost of interest-bearing liabilities, resulting in net interest margin expansion.

Interest and Dividend Income. Interest and dividend income increased $5.9 million, or 22.8%, to $31.8 million for the six months ended December 31, 2019 compared to $25.9 million for the six months ended December 31, 2018. The increase primarily reflects a $162.0 million increase in total average interest-earning assets and a 38 basis point increase in the yield on total interest-earning assets.

Interest income on loans receivable increased $6.0 million, or 29.5%, due primarily to a $253.9 million increase in the average balance of loans receivable to $1.16 billion for the six months ended December 31, 2019 from $906.2 million for the same period last year and a 5 basis point increase in the average yield on loans to 4.51% for the six months ended December 31, 2019 from 4.46% for the same period last year. The increase in yield is due primarily to growth in commercial loans and increases in prepayment income earned.

Interest income on investment securities increased $177,000, or 3.7%, due primarily to a 47 basis point increase in the average yield on investment securities to 2.62% for the six months ended December 31, 2019 from 2.15% for the same period last year, partially offset by a $67.8 million decrease in the average balance of investment securities. The increase in yield is a result of prepayment income earned in the current year as well as increases in market rates. The decrease in the average balance of investment securities is the result of the Company utilizing securities portfolio runoff to fund loan growth.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $237,000 or 28.3%, due primarily to a $24.1 million decrease in the average balance of other interest-earning assets to $52.8 million for the six months ended December 31, 2019 compared to $76.9 million for the six months ended December 31, 2018, partially offset by a 9 basis point increase in the average yield on other interest-earning assets. The increase in the yield on other interest-earning assets was due primarily to an increase in the yield on federal funds.

Interest Expense. Interest expense increased $3.5 million, or 73.7%, to $8.1 million for the six months ended December 31, 2019 compared to $4.6 million for the six months ended December 31, 2018. The increase primarily reflects a $161.9 million increase in the average balance of interest-bearing liabilities to $1.22 billion for the six months ended December 31, 2019 from $1.06 billion for the same period last year, and a 45 basis point increase in the average cost of interest-bearing liabilities to 1.32% for the six months ended December 31, 2019 from 0.87% for the same period last year.

Interest expense on interest-bearing deposits increased $2.2 million, or 50.3%, due primarily to a 35 basis point increase in the average cost of interest-bearing deposits to 1.20% for the six months ended December 31, 2019 from 0.85% for the same period last year, and a $62.6 million increase in the average balance to $1.10 billion for the six months ended December 31, 2019 from a $1.04 billion for the six months ended December 31, 2018. The increase in the average rate paid on interest-bearing deposits was primarily caused by rising funding costs due to higher short-term interest rates along with competitive pricing. The Company has experienced a shift in deposit mix as customers in generally lower costing saving products moved funds to generally higher costing time deposits and money market accounts. The average interest rate paid on time deposits and money market accounts increased 52 and 16 basis points, respectively, as the Bank offered increased rates on these deposits due to the increase in market interest rates.

Interest expense on FHLB advances increased $1.2 million, due primarily to a $99.3 million increase in the average balance to $119.8 million for the six months ended December 31, 2019 from $20.5 million for the same period last year, and a 29 basis point increase in the average cost to 2.32% for the six months ended December 31, 2019 from 2.03% for the same period last year.

Provision for Loan Losses. The provision for loan losses increased by $683,000 to $747,000 for the six months ended December 31, 2019, compared to $64,000 for the six months ended December 31, 2018, due primarily to loan portfolio growth. Charge-offs, net of recoveries, were $195,000 and $25,000 for the six months ended December 31, 2019 and 2018, respectively.

Noninterest Income. Noninterest income decreased $249,000, or 16.0%, to $1.3 million for the six months ended December 31, 2019 compared to $1.6 million for the six months ended December 31, 2018. The decrease was caused primarily by decreases of $155,000 in gain on sale of bank premises, $71,000 in fees and service charges, $55,000 in net gains on sale of securities, partially offset by increase of $24,000 in swap income and $23,000 in net gains on sale of foreclosed real estate.

Noninterest Expense. Noninterest expense increased $993,000, or 6.0%, to $17.6 million for the six months ended December 31, 2019 compared to $16.6 million for the six months ended December 31, 2018. The increase was caused primarily by a $1.3 million increase in salaries and employee benefits, partially offset by a $217,000 decrease in FDIC assessment. The increase in salaries and employee benefits was due primarily to a $1.2 million increase in stock-based compensation expense and $293,000 in other compensation, partially offset by lower benefit costs. The decrease in FDIC assessment was due primarily to the Bank applying small bank assessment credits of $206,000 which fully offset the Bank’s FDIC assessment in the current year.

Income Tax Expense. Income tax expense increased $33,000, or 2.3%, for the six months ended December 31, 2019 in comparison to the six months ended December 31, 2018. The increase was caused primarily by higher pre-tax income, partially offset by a lower effective tax rate in the current year. The effective income tax rate was 22.4% for the six months ended December 31, 2019 as compared to 23.9% for the six months ended December 31, 2018.

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

	Three Months Ended December 31,
	2019			2018
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$1,178,253	$13,149	4.46%	$909,368	$10,321	4.53%
Investment securities	358,760	2,279	2.54	439,919	2,428	2.21
Other interest-earning assets	59,678	301	2.00	86,527	491	2.25
Total interest-earning assets	1,596,691	15,729	3.94	1,435,814	13,240	3.68
Non-interest-earning assets	68,793			55,135
Total assets	$1,665,484			$1,490,949

Liabilities and equity:
NOW accounts	$122,455	67	0.22	$116,381	52	0.18
Money market accounts	161,075	472	1.16	100,075	280	1.11
Savings accounts and escrow	355,295	234	0.26	416,687	252	0.24
Time deposits	467,486	2,585	2.19	403,652	1,791	1.76
Total interest-bearing deposits	1,106,311	3,358	1.20	1,036,795	2,375	0.91
FHLB advances	117,712	674	2.27	22,106	121	2.15
Total interest-bearing liabilities	1,224,023	4,032	1.31	1,058,901	2,496	0.93
Non-interest-bearing deposits	138,346			134,694
Other non-interest-bearing liabilities	21,827			6,506
Total liabilities	1,384,196			1,200,101
Total equity	281,288			290,848
Total liabilities and equity	$1,665,484			$1,490,949

Net interest income		$11,697			$10,744
Interest rate spread (1)			2.63			2.75
Net interest margin (2)			2.93			2.99
Average interest-earning assets to interest-bearing liabilities	130.45%			135.59%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six Months Ended December 31,
	2019			2018
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$1,160,139	$26,185	4.51%	$906,194	$20,219	4.46%
Investment securities	378,975	4,971	2.62	446,795	4,794	2.15
Other interest-earning assets	52,796	599	2.25	76,875	836	2.16
Total interest-earning assets	1,591,910	31,755	3.99	1,429,864	25,849	3.61
Non-interest-earning assets	69,530			55,193
Total assets	$1,661,440			$1,485,057

Liabilities and equity:
NOW accounts	$121,154	124	0.20	$117,893	105	0.18
Money market accounts	155,477	935	1.19	80,877	419	1.03
Savings accounts and escrow	358,932	466	0.26	439,615	540	0.25
Time deposits	463,417	5,134	2.20	397,994	3,367	1.68
Total interest-bearing deposits	1,098,980	6,659	1.20	1,036,379	4,431	0.85
FHLB advances	119,784	1,401	2.32	20,463	210	2.03
Total interest-bearing liabilities	1,218,764	8,060	1.32	1,056,842	4,641	0.87
Non-interest-bearing deposits	139,486			131,228
Other non-interest-bearing liabilities	21,519			6,894
Total liabilities	1,379,769			1,194,964
Total equity	281,671			290,093
Total liabilities and equity	$1,661,440			$1,485,057

Net interest income		$23,695			$21,208
Interest rate spread (1)			2.67			2.74
Net interest margin (2)			2.98			2.97
Average interest-earning assets to interest-bearing liabilities	130.62%			135.30%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended December 31,
	2019 versus 2018
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$(217)	$3,045	$2,828
Investment securities	100	(249)	(149)
Other interest-earning assets	(50)	(140)	(190)
Total interest-earning assets	(167)	2,656	2,489

Interest expense:
NOW accounts	13	2	15
Money market accounts	13	179	192
Savings and escrow accounts	30	(48)	(18)
Time deposits	483	311	794
FHLB advances	7	546	553
Total interest-bearing liabilities	546	990	1,536

Net (decrease) increase in net interest income	$(713)	$1,666	$953

	Six Months Ended December 31,
	2019 versus 2018
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$189	$5,777	$5,966
Investment securities	517	(340)	177
Other interest-earning assets	32	(269)	(237)
Total interest-earning assets	738	5,168	5,906

Interest expense:
NOW accounts	17	2	19
Money market accounts	76	440	516
Savings and escrow accounts	52	(126)	(74)
Time deposits	1,154	613	1,767
FHLB advances	34	1,157	1,191
Total interest-bearing liabilities	1,333	2,086	3,419

Net (decrease) increase in net interest income	$(595)	$3,082	$2,487

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

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at December 31, 2019 and June 30, 2019. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
December 31, 2019:
200	$282,795	$(38,998)	(12.1)%	18.08%	(141)
100	308,291	(13,502)	(4.2)	19.16	(33)
-	321,793	-	-	19.49	-
(100)	328,422	6,629	2.1	19.46	(3)
(200)	334,696	12,903	4.0	19.48	(1)

June 30, 2019:
200	$286,711	$(39,593)	(12.1)%	18.52%	(143)
100	309,974	(16,330)	(5.0)	19.45	(50)
-	326,304	-	-	19.95	-
(100)	330,749	4,445	1.4	19.79	(16)
(200)	329,929	3,625	1.1	19.39	(56)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and cash equivalents totaled $62.8 million, an increase from $60.0 million as of June 30, 2019. Securities classified as available for sale, which provide an additional source of liquidity, totaled $54.5 million at December 31, 2019, a decrease from $72.2 million as of June 30, 2019.

We had the ability to borrow up to $226.9 million and $291.2 million from the FHLB of New York, at December 31, 2019 and June 30, 2019, respectively, of which $86.2 million and $111.2 million was outstanding as of December 31, 2019 and June 30, 2019, respectively. We also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $117.0 million and $118.0 million as of December 31, 2019 and June 30, 2019, respectively, none of which was outstanding at either date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the FHLB of New York or the Federal Reserve Bank of New York.

We had $153.1 million and $136.8 million of loan commitments outstanding as of December 31, 2019 and June 30, 2019, respectively, and $38.8 million and $52.6 million as of December 31, 2019 and June 30, 2019, respectively, of approved, but unadvanced, funds to borrowers. We also had $1.8 million and $1.7 million in outstanding letters of credit at December 31, 2019 and June 30, 2019, respectively.

Time deposits due within one year of December 31, 2019 totaled $270.0 million, an increase of $48.2 million from $221.8 million as of June 30, 2019. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at December 31, 2019. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Holding Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders, to repurchase shares of its common stock and for other corporate purposes. The Holding Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Holding Company is governed by applicable law and regulations. At December 31, 2019, the Holding Company (on an unconsolidated, stand-alone basis) had liquid assets of $49.7 million.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the NYSDFS and the FDIC. At December 31, 2019, the Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 8 to the accompanying unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk."

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2019, the Company was not involved in any legal proceedings the outcome of which it believes would be material to its consolidated financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, filed with the Securities and Exchange Commission. As of December 31, 2019, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

(a)	Not applicable

(b)	Not applicable

(c)

On June 20, 2019, a second repurchase program was authorized by the Board of Directors to repurchase up to 890,021 shares, or 5.0% of the Company’s common stock. As of December 31, 2019, 415,850 shares have been repurchased at an average price of $19.90 per share.

The following table presents information regarding stock repurchases by the Company during the quarter ended December 31, 2019.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2019 through October 31, 2019	86,800	$19.96	86,800	623,421
November 1, 2019 through November 30, 2019	30,550	20.23	30,550	592,871
December 1, 2019 through December 31, 2019	118,700	20.20	118,700	474,171
Total	236,050	$20.12	236,050

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

101

The following materials for the quarter ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

PCSB FINANCIAL CORPORATION

Date: February 7, 2020	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: February 7, 2020	/s/ Jeffrey M. Helf
Jeffrey M. Helf
Senior Vice President and Chief Financial Officer