Form 10-Q
period 2020-03-31
PCSB Financial Corp
filed 2020-05-06
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

16,898,137 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of May 6, 2020.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	March 31,	June 30,
	2020	2019
ASSETS
Cash and due from banks	$83,665	$58,756
Federal funds sold	1,247	1,273
Total cash and cash equivalents	84,912	60,029
Investment securities:
Held to maturity debt securities, at amortized cost (fair value of $267,704, and $346,243, respectively)	263,626	345,545
Available for sale debt securities, at fair value	45,992	72,228
Total investment securities	309,618	417,773
Loans receivable, net of allowance for loan losses of $8,346 and $5,664, respectively	1,220,682	1,093,121
Accrued interest receivable	5,384	4,797
FHLB stock	6,026	6,255
Premises and equipment, net	21,437	11,802
Deferred tax asset, net	2,421	2,478
Foreclosed real estate	-	1,158
Bank-owned life insurance	24,890	24,291
Goodwill	6,106	6,106
Other intangible assets	250	323
Other assets	14,149	9,446
Total assets	$1,695,875	$1,637,579
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,133,742	$1,084,442
Non-interest bearing deposits	145,844	141,379
Total deposits	1,279,586	1,225,821
Mortgage escrow funds	7,924	9,355
Advances from FHLB	106,121	111,216
Other liabilities	29,827	9,880
Total liabilities	1,423,458	1,356,272
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2020 and June 30, 2019)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,712,295 shares issued as of March 31, 2020 and June 30, 2019, respectively, and 16,898,137 and 17,804,039 shares outstanding as of March 31, 2020 and June 30, 2019, respectively)	187	187
Additional paid in capital	185,301	182,129
Retained earnings	138,957	134,500
Unearned compensation - ESOP	(11,384)	(12,114)
Accumulated other comprehensive loss, net of income taxes	(4,230)	(5,090)
Treasury stock, at cost (1,814,158 and 908,256 shares as of March 31, 2020 and June 30, 2019, respectively)	(36,414)	(18,305)
Total shareholders' equity	272,417	281,307
Total liabilities and shareholders' equity	$1,695,875	$1,637,579

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Interest and dividend income
Loans receivable	$13,114	$10,413	$39,299	$30,632
Investment securities	2,003	2,619	6,974	7,413
Federal funds and other	217	614	816	1,450
Total interest and dividend income	15,334	13,646	47,089	39,495
Interest expense
Deposits and escrow interest	3,268	2,741	9,927	7,172
FHLB advances	541	168	1,942	378
Total interest expense	3,809	2,909	11,869	7,550
Net interest income	11,525	10,737	35,220	31,945
Provision for loan losses	2,008	7	2,755	71
Net interest income after provision for loan losses	9,517	10,730	32,465	31,874
Noninterest income
Fees and service charges	366	436	1,170	1,311
Bank-owned life insurance	128	131	399	410
Swap income	-	-	170	146
Gains on sales of securities, net	38	-	38	55
Other	48	12	115	218
Total noninterest income	580	579	1,892	2,140
Noninterest expense
Salaries and employee benefits	5,782	5,579	17,435	15,907
Occupancy and equipment	1,311	1,340	3,959	3,865
Communication and data processing	521	476	1,559	1,430
Professional fees	393	396	1,176	1,182
Postage, printing, stationary and supplies	140	138	439	454
FDIC assessment	-	105	-	322
Advertising	100	131	300	349
Amortization of intangible assets	24	29	73	85
Other operating expenses	249	504	1,160	1,692
Total noninterest expense	8,520	8,698	26,101	25,286
Net income before income tax expense	1,577	2,611	8,256	8,728
Income tax expense	360	625	1,857	2,089
Net income	$1,217	$1,986	$6,399	$6,639
Earnings per common share:
Basic	$0.08	$0.12	$0.41	$0.40
Diluted	$0.08	$0.12	$0.40	$0.40
Weighted average common shares outstanding:
Basic	15,437,173	16,204,393	15,752,709	16,645,287
Diluted	15,447,217	16,261,755	15,814,322	16,659,746

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net income	$1,217	$1,986	$6,399	$6,639

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	186	757	406	1,110
Reclassification adjustment for gains realized in net income	(20)		(20)	(55)
Net change in unrealized gains/losses	166	757	386	1,055
Tax effect	(35)	(160)	(80)	(222)
Net of tax	131	597	306	833

Defined benefit pension plan:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	132	145	668	435
Tax effect	(27)	(30)	(139)	(91)
Net of tax	105	115	529	344

Supplemental retirement plans:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	11	9	34	27
Tax effect	(3)	(1)	(9)	(5)
Net of tax	8	8	25	22

Total other comprehensive income	244	720	860	1,199

Comprehensive income	$1,461	$2,706	$7,259	$7,838

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share and per share data)

							Accumulated
			Additional		Unallocated	Treasury	Other
	Number of	Common	Paid-In	Retained	Common Stock	Stock,	Comprehensive	Total
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2019	17,804,039	$187	$182,129	$134,500	$(12,114)	$(18,305)	$(5,090)	$281,307
Net income	-	-	-	2,829	-	-	-	2,829
Other comprehensive income	-	-	-	-	-	-	256	256
Common stock dividends declared ($0.04 per share)	-	-	-	(659)	-	-	-	(659)
Repurchase of common stock	(179,800)	-	-	-	-	(3,524)	-	(3,524)
Stock-based compensation	-	-	829	-	-	-	-	829
ESOP shares committed to be released (24,419 shares)	-	-	240	-	244	-	-	484
Balance at September 30, 2019	17,624,239	187	183,198	136,670	(11,870)	(21,829)	(4,834)	281,522
Net income	-	-	-	2,353	-	-	-	2,353
Other comprehensive income	-	-	-	-	-	-	360	360
Common stock dividends declared ($0.04 per share)	-	-	-	(650)	-	-	-	(650)
Repurchase of common stock	(236,050)	-	-	-	-	(4,748)	-	(4,748)
Shares withheld related to income tax withholding	(15,881)					(320)		(320)
Stock-based compensation	-	-	829	-	-	-	-	829
ESOP shares committed to be released (24,419 shares)	-	-	249	-	244	-	-	493
Balance at December 31, 2019	17,372,308	$187	$184,276	$138,373	$(11,626)	$(26,897)	$(4,474)	$279,839
Net income	-	-	-	1,217	-	-	-	1,217
Other comprehensive income	-	-	-	-	-	-	244	244
Common stock dividends declared ($0.04 per share)	-	-	-	(633)	-	-	-	(633)
Repurchase of common stock	(474,171)	-	-	-	-	(9,517)	-	(9,517)
Stock-based compensation	-	-	829	-	-	-	-	829
ESOP shares committed to be released (24,154 shares)	-	-	196	-	242	-	-	438
Balance at March 31, 2020	16,898,137	$187	$185,301	$138,957	$(11,384)	$(36,414)	$(4,230)	$272,417

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share and per share data)

							Accumulated
			Additional		Unallocated		Other
	Number of	Common	Paid-In	Retained	Common Stock	Treasury Stock,	Comprehensive	Total
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2018	18,165,110	$182	$179,045	$128,365	$(13,083)	$-	$(6,950)	$287,559
Net income	-	-	-	2,329	-	-	-	2,329
Other comprehensive income	-	-	-	-	-	-	1	1
Common stock dividends declared ($0.03 per share)	-	-	-	(505)	-	-	-	(505)
ESOP shares committed to be released (24,419 shares)	-	-	249	-	244	-	-	493
Balance at September 30, 2018	18,165,110	182	179,294	130,189	(12,839)	-	(6,949)	289,877
Net income	-	-	-	2,324	-	-	-	2,324
Other comprehensive income	-	-	-	-	-	-	478	478
Common stock dividends declared ($0.03 per share)	-	-	-	(520)	-	-	-	(520)
Repurchase of common stock	(222,070)	-	-	-	-	(4,336)	-	(4,336)
Restricted stock awards granted	547,185	5	(5)	-	-	-	-	-
Stock-based compensation	-	-	482	-	-	-	-	482
ESOP shares committed to be released (24,419 shares)	-	-	232	-	245	-	-	477
Balance at December 31, 2018	18,490,225	$187	$180,003	$131,993	$(12,594)	$(4,336)	$(6,471)	$288,782
Net income	-	-	-	1,986	-	-	-	1,986
Other comprehensive loss	-	-	-	-	-	-	720	720
Common stock dividends declared ($0.03 per share)				(496)				(496)
Repurchase of common stock	(686,186)					(13,969)		(13,969)
Stock-based compensation			829					829
ESOP shares committed to be released (23,092 shares)	-	-	234	-	230	-	-	464
Balance at March 31, 2019	$17,804,039	$187	$181,066	$133,483	$(12,364)	$(18,305)	$(5,751)	$278,316

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$6,399	$6,639
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	2,755	71
Depreciation and amortization	943	877
Amortization of net premiums on securities and net deferred loan origination costs	1,242	1,055
Net increase in accrued interest receivable	(587)	(679)
Net gains on sales of foreclosed real estate	(87)	(24)
Net gains on sales of securities	(38)	(55)
Gains on sales of bank premises	-	(156)
Write-downs on foreclosed real estate	-	21
Stock-based compensation	2,487	1,311
ESOP compensation	1,415	1,434
Earnings from cash surrender value of BOLI	(399)	(410)
Net accretion of purchase accounting adjustments	(437)	(276)
Other adjustments, principally net changes in other assets and liabilities	806	(535)
Net cash provided by operating activities	14,499	9,273
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(13,189)	(49,220)
Sales of investment securities available for sale	4,245	2,069
Maturities, calls and amortization of investment securities:
Held to maturity	99,572	47,968
Available for sale	22,148	18,314
Loan principal disbursements, net	(86,045)	(20,789)
Purchase of loans	(44,579)	(13,398)
Net redemption (purchase) of FHLB stock	229	(334)
Purchase of bank premises and equipment, net of sales	(563)	(535)
Purchase of BOLI	(200)	-
Proceeds from sales of foreclosed real estate	1,578	487
Net cash used in investing activities	(16,804)	(15,438)
FINANCING ACTIVITIES
Net increase in deposits	53,765	44,672
Net decrease in short-term FHLB advances	(50,000)	-
Proceeds from long-term FHLB advances	50,000	12,500
Repayment of long-term FHLB advances	(5,095)	(5,093)
Net decrease in mortgage escrow funds	(1,431)	(1,128)
Common stock dividends paid	(1,942)	(1,521)
Repurchase of shares from employees for income tax withholding purposes	(320)	-
Repurchase of common stock	(17,789)	(18,305)
Net cash provided by financing activities	27,188	31,125
Net increase in cash and cash equivalents	24,883	24,960
Cash and cash equivalents at beginning of period	60,029	62,145
Cash and cash equivalents at end of period	$84,912	$87,105

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) (continued)

(amounts in thousands)

	Nine Months Ended March 31,
	2020	2019
Supplemental information:
Cash paid for:
Interest	$11,822	$7,491
Income taxes (net of refunds)	2,069	1,718
Loans transferred to foreclosed real estate and other assets	333	677
Establishment of right to use lease asset (ASU 2016-13)	12,687	-

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At March 31, 2020, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

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

Risks and Uncertainties:

The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. The New York City Metropolitan area and environs have the highest incidence of COVID-19 in the nation, and the neighboring Tri-State area of New Jersey and Connecticut also has been particularly affected by COVID-19.  Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.

The potential financial impact is unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments the Company’s intangible assets, investments, loans, or deferred tax assets.

As it relates to the allowance for loan losses, the current quarter provision for loan losses includes a $1.7 million increase in qualitative reserves as the Company assessed the economic impacts the COVID-19 pandemic has had on our local economy and loan portfolio. The Company has taken actions to identify, assess and address its COVID-19 related credit exposure. Many factors are unknown, including the length of the resulting economic shutdown imposed by New York State and other neighboring states, the impacts of the government’s fiscal and monetary relief measures, including payment deferral programs, as well as the long-term impacts COVID-19 may have on our consumer and commercial borrowers. It is reasonably possible that the Company’s allowance for loan loss estimate as of March 31, 2020 will change in the near term and could result in a material change to the Company’s provision for loan losses, earnings and capital.

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

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity debt securities at March 31, 2020 and June 30, 2019 were as follows:

	March 31, 2020
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$19,006	$83	$-	$19,089
Corporate and other debt securities	5,044	71	(89)	5,026
Mortgage-backed securities – residential	21,819	149	(91)	21,877
Total available for sale	$45,869	$303	$(180)	$45,992
Held to maturity:
U.S. Government and agency obligations	$33,002	$500	$-	$33,502
Corporate and other debt securities	46,107	90	(2,762)	43,435
Mortgage-backed securities – residential	116,666	3,839	(2)	120,503
Mortgage-backed securities – collateralized mortgage obligations	47,581	1,589	-	49,170
Mortgage-backed securities – commercial	20,270	826	(2)	21,094
Total held to maturity	$263,626	$6,844	$(2,766)	$267,704

	June 30, 2019
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$37,027	$5	$(121)	$36,911
Corporate and other debt securities	8,349	20	(9)	8,360
Mortgage-backed securities – residential	27,115	23	(181)	26,957
Total available for sale	$72,491	$48	$(311)	$72,228
Held to maturity:
U.S. Government and agency obligations	$96,545	$192	$(246)	$96,491
Corporate and other debt securities	34,033	133	(413)	33,753
Mortgage-backed securities – residential	133,602	818	(372)	134,048
Mortgage-backed securities – collateralized mortgage obligations	52,940	311	(147)	53,104
Mortgage-backed securities – commercial	28,425	451	(29)	28,847
Total held to maturity	$345,545	$1,905	$(1,207)	$346,243

During the three and nine months ended March 31, 2020, the Company sold $4.7 million of securities which resulted in $38,000 of realized gains, which included the disposal of $426,000 of securities classified as held to maturity, resulting in $17,000 of gross realized gains. These held to maturity securities were comprised of seasoned mortgage-backed securities where the Company collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments or scheduled payments payable in equal installments, comparing both principal and interest over terms. During the nine months ended March 31, 2019, the Company sold $2.1 million of securities resulting in $55,000 of realized gains.

The following table presents the fair value and carrying amount of debt securities at March 31, 2019, by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
1 year or less	$22,000	$22,088	$18,007	$18,076
1 to 5 years	19,002	18,963	6,043	6,039
5 to 10 years	34,125	31,814	-	-
Mortgage-backed securities and other	188,499	194,839	21,819	21,877
Total	$263,626	$267,704	$45,869	$45,992

Securities pledged had carrying amounts of $185.0 million and $166.4 million at March 31, 2020 and June 30, 2019, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2020 and June 30, 2019:

	March 31, 2020
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
Corporate and other debt securities	$1,911	$(89)	$-	$-	$1,911	$(89)
Mortgage-backed securities – residential	6,412	(40)	2,368	(51)	8,780	(91)
Total available for sale	$8,323	$(129)	$2,368	$(51)	$10,691	$(180)
Held to maturity:
Corporate and other debt securities	$30,291	$(2,334)	$2,071	$(428)	$32,362	$(2,762)
Mortgage-backed securities – residential	914	(2)	-	-	914	(2)
Mortgage-backed securities – commercial	-	-	1,438	(2)	1,438	(2)
Total held to maturity	$31,205	$(2,336)	$3,509	$(430)	$34,714	$(2,766)

	June 30, 2019
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$-	$-	$32,919	$(121)	$32,919	$(121)
Corporate and other debt securities	-	-	3,269	(9)	3,269	(9)
Mortgage-backed securities – residential	-	-	24,000	(181)	24,000	(181)
Total available for sale	$-	$-	$60,188	$(311)	$60,188	$(311)
Held to maturity
U.S. Government and agency obligations	$-	$-	$59,306	$(246)	$59,306	$(246)
Corporate and other debt securities	17,087	(413)	-	-	17,087	(413)
Mortgage-backed securities – residential	1,666	(26)	54,648	(346)	56,314	(372)
Mortgage-backed securities – collateralized mortgage obligations	-	-	29,372	(147)	29,372	(147)
Mortgage-backed securities – commercial	-	-	6,972	(29)	6,972	(29)
Total held to maturity	$18,753	$(439)	$150,298	$(768)	$169,051	$(1,207)

As of March 31, 2020, the Company’s securities portfolio consisted of $309.6 million in securities, of which 23 securities with a fair value of $45.4 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s U.S. Government and agency obligations and mortgage-backed securities.

There were no securities as of March 31, 2020 or June 30, 2019 for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Management believes the unrealized losses are primarily a result of changes in interest rates and credit spreads. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of March 31, 2020 or June 30, 2019.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	March 31,	June 30,
	2020	2019
Mortgage loans:
Residential	$266,684	$265,167
Commercial	775,378	651,396
Construction	24,929	13,231
Net deferred loan origination costs	925	1,031
Total mortgage loans	1,067,916	930,825
Commercial and consumer loans:
Commercial loans	128,869	133,614
Home equity lines of credit	30,994	33,204
Consumer and overdrafts	444	365
Net deferred loan origination costs	805	777
Total commercial and consumer loans	161,112	167,960
Total loans receivable	1,229,028	1,098,785
Allowance for loan losses	(8,346)	(5,664)
Loans receivable, net	$1,220,682	$1,093,121

In 2015, the Company completed a merger with CMS Bancorp and its wholly owned subsidiary, CMS Bank. References to acquired loans in this note pertain only to those loans acquired as part of the merger.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$352	$102	$-	$3	$457
Commercial	4,568	1,099	-	125	5,792
Construction	273	173	-	-	446
Commercial loans	953	600	-	-	1,553
Home equity lines of credit	60	23	-	2	85
Consumer and overdrafts	10	11	(9)	1	13
Total	$6,216	$2,008	$(9)	$131	$8,346

	Three Months Ended March 31, 2019
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$379	$8	$-	$2	$389
Commercial	3,261	(26)	-	-	3,235
Construction	258	(58)	-	-	200
Commercial loans	880	69	-	2	951
Home equity lines of credit	82	(8)	-	-	74
Consumer and overdrafts	10	6	(11)	2	7
Acquired:
Residential	73	16	-	-	89
Total	$4,943	$7	$(11)	$6	$4,945

	Nine Months Ended March 31, 2020
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$363	$86	$-	$8	$457
Commercial	3,853	1,814	-	125	5,792
Construction	159	287	-	-	446
Commercial loans	1,130	573	(150)	-	1,553
Home equity lines of credit	65	10	-	10	85
Consumer and installment loans	11	37	(42)	7	13
Acquired:
Residential	83	(52)	(31)	-	-
Total	$5,664	$2,755	$(223)	$150	$8,346

	Nine Months Ended March 31, 2019
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$386	$(4)	$-	$7	$389
Commercial	3,073	276	(114)	-	3,235
Construction	505	(401)	-	96	200
Commercial loans	780	169	-	2	951
Home equity lines of credit	80	(6)	-	-	74
Consumer and installment loans	7	21	(27)	6	7
Acquired:
Residential	73	16	-	-	89
Total	$4,904	$71	$(141)	$111	$4,945

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of March 31, 2020 and June 30, 2019 (in thousands):

	March 31, 2020
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,458	$263,478	$748	$266,684	$118	$339	$-	$457
Commercial	-	774,501	877	775,378	-	5,792	-	5,792
Construction	-	24,929	-	24,929	-	446	-	446
Commercial loans	1,960	126,909	-	128,869	1	1,552	-	1,553
Home equity lines of credit	349	30,502	143	30,994	4	81	-	85
Consumer and overdrafts	-	444	-	444	-	13	-	13
Total	$4,767	$1,220,763	$1,768	$1,227,298	$123	$8,223	$-	$8,346

	June 30, 2019
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$1,774	$262,124	$1,269	$265,167	$130	$233	$83	$446
Commercial	1,418	649,088	890	651,396	-	3,853	-	3,853
Construction	-	13,231	-	13,231	-	159	-	159
Commercial loans	2,016	131,598	-	133,614	39	1,091	-	1,130
Home equity lines of credit	689	32,359	156	33,204	4	61	-	65
Consumer and overdrafts	-	365	-	365	-	11	-	11
Total	$5,897	$1,088,765	$2,315	$1,096,977	$173	$5,408	$83	$5,664

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by portfolio segment as of March 31, 2020 and June 30, 2019 (in thousands):

	March 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$2,131	$2,024	$-
Commercial loans	2,105	1,934	-
Home equity lines of credit	389	338	-
With an allowance recorded:
Residential	373	434	118
Commercial loans	26	26	1
Home equity lines of credit	11	11	4
Total	$5,035	$4,767	$123

	June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$1,061	$1,028	$-
Commercial	1,471	1,418	-
Commercial loans	2,007	1,836	-
Home equity lines of credit	750	678	-
With an allowance recorded:
Residential	723	746	130
Commercial loans	180	180	39
Home equity lines of credit	11	11	4
Total	$6,203	$5,897	$173

The tables below present the average recorded investment and interest income recognized on loans individually evaluated for impairment, by portfolio segment, for the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three months ended		Three months ended
	March 31, 2020		March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$2,060	$13	$1,317	$9
Commercial	485	9	1,408	11
Commercial loans	1,932	51	1,862	42
Home equity lines of credit	403	7	616	-
With an allowance recorded:
Residential	435	4	750	4
Commercial loans	38	-	39	-
Home equity lines of credit	11	(6)	87	-
Total	$5,364	$78	$6,079	$66

	Nine Months Ended		Nine Months Ended
	March 31, 2020		March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$2,050	$40	$1,516	$20
Commercial	946	149	1,494	37
Construction	-	-	2,131	138
Commercial loans	2,015	154	628	9
Home equity lines of credit	574	20	-	-
With an allowance recorded:
Residential	437	11	752	11
Construction	-	-	1,130	-
Commercial loans	42	1	40	1
Home equity lines of credit	11	-	88	-
Total	$6,075	$375	$7,779	$216

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by portfolio segment, as of March 31, 2020 and June 30, 2019 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	March 31,	June 30,	March 31,	June 30,
	2020	2019	2020	2019
Originated:
Residential	$1,242	$536	$-	$-
Commercial loans	-	150	-	-
Home equity lines of credit	42	383	-	-
Consumer and overdrafts	-	-	-	1
Acquired:
Residential	222	795	-	-
Commercial	-	568	-	-
Home equity lines of credit	296	294	-	-
Total	$1,802	$2,726	$-	$1

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $404,000 and $501,000 as of March 31, 2020 and June 30, 2019, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by portfolio segment as of March 31, 2020 and June 30, 2019 (in thousands):

	March 31, 2020
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$58	$-	$576	$634	$225,823	$226,457
Commercial	-	-	-	-	733,781	733,781
Construction	-	-	-	-	24,929	24,929
Commercial loans	252	-	-	252	128,431	128,683
Home equity lines of credit	75	12	30	117	27,738	27,855
Consumer and overdrafts	-	-	-	-	427	427
Total originated	385	12	606	1,003	1,141,129	1,142,132
Acquired:
Residential	288	214	221	723	39,504	40,227
Commercial	-	-	-	-	41,597	41,597
Commercial loans	-	-	-	-	186	186
Home equity lines of credit	59	-	317	376	2,763	3,139
Consumer and overdrafts	-	-	-	-	17	17
Total acquired	347	214	538	1,099	84,067	85,166
Total	$732	$226	$1,144	$2,102	$1,225,196	$1,227,298

	June 30, 2019
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$-	$-	$86	$86	$217,970	$218,056
Commercial	-	-	-	-	600,675	600,675
Construction	-	-	-	-	13,231	13,231
Commercial loans	-	150	-	150	133,286	133,436
Home equity lines of credit	344	-	312	656	28,767	29,423
Consumer and overdrafts	-	-	1	1	348	349
Total originated	344	150	399	893	994,277	995,170
Acquired:
Residential	220	116	709	1,045	46,066	47,111
Commercial	-	-	568	568	50,153	50,721
Commercial loans	-	-	-	-	178	178
Home equity lines of credit	-	67	296	363	3,418	3,781
Consumer and overdrafts	-	-	-	-	16	16
Total acquired	220	183	1,573	1,976	99,831	101,807
Total	$564	$333	$1,972	$2,869	$1,094,108	$1,096,977

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

As of March 31, 2020 and June 30, 2019, the Company had 16 and 14 loans, respectively, classified as troubled debt restructurings totaling $3.3 million and $4.1 million, including $3.0 million and $3.2 million, respectively, of loans still accruing interest. The Company has allocated $123,000 and $135,000, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2020 and June 30, 2019, respectively. As of March 31, 2020, the Company has committed to lend an additional $25,000 to customers with outstanding loans that are classified as troubled debt restructurings.

The Company has modified one and two commercial loans in troubled debt restructurings during the three and nine months ended March 31, 2020, respectively. These loans had a carrying amount as of March 31, 2020 of $156,000. The Company modified two loans with a total carrying amount of $428,000, one residential mortgage and one home equity line of credit, in troubled debt restructurings during the nine months ended March 31, 2019. The Company did not modify any loans during the three months ended March 31, 2019.

The Company had one troubled debt restructuring, a residential mortgage with a carrying amount of $370,000 as of March 31, 2020, default in the nine months ended March 31, 2020 that was modified in the twelve months prior to default, with no such defaults occurring in the three months ended March 31, 2020. This default did not result in a charge-off nor an increase to the allowance for loan losses. The Company had no troubled debt restructurings for which there was a payment default in the three or nine months ended March 31, 2019, that were modified in the twelve months prior to default.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. Additionally, on April 7, 2020, the banking agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), to encourage banks to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40, “Troubled Debt Restructurings by Creditors,” apply to certain COVID-19-related modifications.

In accordance with emergency regulations promulgated by New York State Department of Financial Services, financial institutions are required to provide payment accommodations, which may include payment deferrals, to any consumer and small businesses who can demonstrate financial hardship caused by COVID-19. As of May 4, 2020, the Company has granted loan payment deferrals for 97 residential mortgage loans and home equity line of credit totaling $27.0 million, as well as deferrals for 196 commercial mortgage, commercial loan and construction loans totaling $136.4 million. In accordance with the CARES Act and Interagency Statement, these modifications are not considered troubled debt restructurings. All payment deferrals were granted subsequent to March 31, 2020.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by portfolio segment is as follows (in thousands):

	March 31, 2020
	Pass	Special Mention	Substandard	Total
Originated:
Residential	$224,719	$481	$1,257	$226,457
Commercial	733,449	332	-	733,781
Construction	24,929	-	-	24,929
Commercial loans	123,174	3,986	1,523	128,683
Home equity lines of credit	27,382	406	67	27,855
Consumer and overdrafts	427	-	-	427
Total originated	1,134,080	5,205	2,847	1,142,132
Acquired:
Residential	39,171	201	855	40,227
Commercial	40,720	-	877	41,597
Commercial loans	186	-	-	186
Home equity lines of credit	2,700	58	381	3,139
Consumer and overdrafts	17	-	-	17
Total acquired	82,794	259	2,113	85,166
Total	$1,216,874	$5,464	$4,960	$1,227,298

	June 30, 2019
	Pass	Special Mention	Substandard	Total
Originated:
Residential	$216,438	$1,071	$547	$218,056
Commercial	600,216	339	120	600,675
Construction	13,231	-	-	13,231
Commercial loans	123,361	6,423	3,652	133,436
Home equity lines of credit	28,996	67	360	29,423
Consumer and overdrafts	349	-	-	349
Total originated	982,591	7,900	4,679	995,170
Acquired:
Residential	44,959	211	1,941	47,111
Commercial	45,726	3,537	1,458	50,721
Commercial loans	178	-	-	178
Home equity lines of credit	3,331	68	382	3,781
Consumer and overdrafts	16	-	-	16
Total acquired	94,210	3,816	3,781	101,807
Total	$1,076,801	$11,716	$8,460	$1,096,977

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of March 31, 2020 and June 30, 2019 is as follows (in thousands):

	March 31,	June 30,
	2020	2019
Residential	$748	$1,186
Commercial	877	890
Home equity lines of credit	143	156
Carrying amount, net of allowance of $0 and $83, respectively	$1,768	$2,232

The allowance for loan losses on purchased credit impaired loans decreased $0 and $83,000 during the three and nine months ended March 31, 2020, respectively.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Beginning balance	$174	$219	$192	$245
New loans acquired	-	-	-	-
Accretion income	(9)	(14)	(27)	(40)
Reclassification from non-accretable difference	-	-	-	-
Disposals	-	-	-	-
Ending balance	$165	$205	$165	$205

Note 5. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at January 1, 2020	$(34)	$(4,207)	$(233)	$(4,474)
Other comprehensive income before reclassifications	186	-	-	186
Amounts reclassified from accumulated other comprehensive income	(20)	132	11	123
Less tax effect	(35)	(27)	(3)	(65)
Net other comprehensive income	131	105	8	244
Balance at March 31, 2020	$97	$(4,102)	$(225)	$(4,230)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at January 1, 2019	$(1,300)	$(4,921)	$(250)	$(6,471)
Other comprehensive income before reclassifications	757	-	-	757
Amounts reclassified from accumulated other comprehensive income	-	145	9	154
Less tax effect	(160)	(30)	(1)	(191)
Net other comprehensive income	597	115	8	720
Balance at March 31, 2019	$(703)	$(4,806)	$(242)	$(5,751)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2019	$(209)	$(4,631)	$(250)	$(5,090)
Other comprehensive income before reclassifications	406	-	-	406
Amounts reclassified from accumulated other comprehensive income	(20)	668	34	682
Tax effect	(80)	(139)	(9)	(228)
Net other comprehensive income	306	529	25	860
Balance at March 31, 2020	$97	$(4,102)	$(225)	$(4,230)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2018	$(1,536)	$(5,150)	$(264)	$(6,950)
Other comprehensive income before reclassifications	1,110	-	-	1,110
Amounts reclassified from accumulated other comprehensive income	(55)	435	27	407
Tax effect	(222)	(91)	(5)	(318)
Net other comprehensive income	833	344	22	1,199
Balance at March 31, 2019	$(703)	$(4,806)	$(242)	$(5,751)

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

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$90	$-	$78
Interest cost	180	28	250	36
Expected return on plan assets	(479)	-	(513)	-
Amortization of prior net loss	132	11	145	9
Net periodic cost (benefit)	$(167)	$129	$(118)	$123

	Nine Months Ended		Nine Months Ended
	March 31, 2020		March 31, 2019
	Defined Benefit Plan	Supplemental Retirement Plan	Defined Benefit Plan	Supplemental Retirement Plan
Service cost	$-	$248	$-	$373
Interest cost	540	89	750	88
Expected return on plan assets	(1,436)	-	(1,539)	-
Amortization of prior net loss	396	34	435	27
Settlement charges	272	-	-	-
Net periodic (benefit) cost	$(228)	$371	$(354)	$488

The Company made no contributions to the defined benefit plan during the three or nine months ended March 31, 2020.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. On April 20, 2017, the Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.75% for 2020). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2020 was $11.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032. Dividends on allocated shares increase participant accounts and are used to purchase additional shares of stock. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

	March 31, 2020	June 30, 2019
Allocated to participants	304,645	234,059
Unearned	1,138,418	1,211,410
Total ESOP shares	1,443,063	1,445,469

Fair value of unearned shares	$15,926	$24,531

Total compensation expense recognized in connection with the ESOP for the three and nine months ended March 31, 2020 was $438,000 and $1.4 million, respectively, and for the three and nine months ended March 31, 2019 was $464,000 and $1.4 million, respectively.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2020
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$19,089	$-	$19,089
Corporate and other debt securities	-	5,026	-	5,026
Mortgage-backed securities – residential	-	21,877	-	21,877
Derivatives – interest rate contracts	-	6,644	-	6,644
Total assets at fair value	$-	$52,636	$-	$52,636

Derivatives – interest rate contracts	$-	$6,644	$-	$6,644
Total liabilities at fair value	$-	$6,644	$-	$6,644

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$316	$316
Commercial loans	-	-	101	101
Home equity lines of credit	-	-	8	8
Total assets at fair value	$-	$-	$425	$425

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2019
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$36,911	$-	$36,911
Corporate and other debt securities	-	8,360	-	8,360
Mortgage-backed securities – residential	-	26,957	-	26,957
Derivatives – interest rate contracts	-	1,339	-	1,339
Total assets at fair value	$-	$73,567	$-	$73,567

Derivatives – interest rate contracts	$-	$1,339	$-	$1,339
Total liabilities at fair value	$-	$1,339	$-	$1,339

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$616	$616
Commercial loans	-	-	141	141
Home equity lines of credit	-	-	7	7
Foreclosed real estate	-	-	653	653
Total assets at fair value	$-	$-	$1,417	$1,417

There were no transfers between levels within the fair value hierarchy during the three and nine months ended March 31, 2020 and 2019.

Impaired loans in the preceding table had a carrying amount of $547,000, and a remaining valuation allowance of $123,000, at March 31, 2020, as compared to $937,000 and $173,000, respectively, as of June 30, 2019. Impaired loans measured at fair value incurred no net charge-offs and resulted in a credit for loan losses of $6,000 during the nine months ended March 31, 2020. Impaired loans measured at fair value as of March 31, 2019 incurred no net charge-offs and resulted in an additional credit for loan losses of $9,000 during the nine months ended March 31, 2019.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at March 31, 2020 and June 30, 2019 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
March 31, 2020
Impaired loans - residential mortgages	$316	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - commercial loans	101	Discounted cash flow	Discount rate	6.8% to 7.5%
Impaired loans - home equity lines of credit	8	Discounted cash flow	Discount rate	6.3%

June 30, 2019
Impaired loans - residential mortgages	$616	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - commercial loans	141	Discounted cash flow	Discount rate	6.0% to 7.0%
Impaired loans - home equity lines of credit	7	Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	653	Sales comparison	Adjustments for differences in sales comparables	-8.0% to 45.0%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities, none of which are held for trading purposes (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2020
Financial assets:
Cash and cash equivalents	$84,912	$84,912	$-	$-	$84,912
Investment securities held to maturity	263,626	-	262,804	4,900	267,704
Investment securities available for sale	45,992	-	45,992	-	45,992
Loans receivable, net	1,220,682	-	-	1,181,218	1,181,218
Accrued interest receivable	5,384	-	1,142	4,242	5,384
FHLB stock	6,026	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	6,644	-	6,644	-	6,644
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	797,036	797,036	-	-	797,036
Time deposits	482,550	-	491,942	-	491,942
Mortgage escrow funds	7,924	7,924	-	-	7,924
Accrued interest payable	256	1	255	-	256
FHLB advances	106,121	-	110,336	-	110,336
Derivative liabilities - interest rate contracts	6,644	-	6,644	-	6,644

June 30, 2019
Financial assets:
Cash and cash equivalents	$60,029	$60,029	$-	$-	$60,029
Investment securities held to maturity	345,545	-	346,243	-	346,243
Investment securities available for sale	72,228	-	72,228	-	72,228
Loans receivable, net	1,093,121	-	-	1,092,878	1,092,878
Accrued interest receivable	4,797	-	1,330	3,467	4,797
FHLB stock	6,255	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	1,339	-	1,339	-	1,339
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	770,426	770,426	-	-	770,426
Time deposits	455,395	-	460,554	-	460,554
Mortgage escrow funds	9,355	9,355	-	-	9,355
Accrued interest payable	209	16	193		209
FHLB advances	111,216	-	111,818	-	111,818
Derivative liabilities - interest rate contracts	1,339	-	1,339	-	1,339

The methods of determining the fair value of assets and liabilities presented in the table above are consistent with our methodologies disclosed in the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K.

Note 8. Regulatory Matters

The following is a summary of the Bank’s actual capital amounts and ratios as of March 31, 2020 and June 30, 2019, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands). As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress in 2018, the Company is no longer subject to consolidated capital requirements, as the Company’s total consolidated assets do not exceed $3 billion.

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
PCSB Bank
Leverage (Tier 1)	$217,068	13.2%	$65,825	4.0%	$82,282	5.0%
Risk-based:
Common Tier 1	217,068	16.8	58,154	4.5	84,001	6.5
Tier 1	217,068	16.8	77,539	6.0	103,386	8.0
Total	225,414	17.4	103,386	8.0	129,232	10.0

June 30, 2019
PCSB Bank
Leverage (Tier 1)	$209,885	13.8%	$60,774	4.0%	$75,968	5.0%
Risk-based:
Common Tier 1	209,885	18.0	52,579	4.5	75,948	6.5
Tier 1	209,885	18.0	70,105	6.0	93,474	8.0
Total	215,549	18.4	93,474	8.0	116,842	10.0

In addition to the ratios above, the Basel III Capital Rules have established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.

Management believes that as of March 31, 2020 and June 30, 2019, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer of 2.5%, as of March 31, 2020 and June 30, 2019, respectively. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Note 9. Earnings Per Share (“EPS”)

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

The following table provides factors used in the earnings per share computation for the three and nine months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(amounts in thousands, except share and per share data)
Net income applicable to common stock	$1,217	$1,986	$6,399	$6,639

Average number of common shares outstanding	16,587,563	17,451,763	16,927,496	17,917,077
Less: Average unallocated ESOP shares	(1,150,390)	(1,247,370)	(1,174,787)	(1,271,790)
Average number of common shares outstanding used to calculate basic earnings per common share	15,437,173	16,204,393	15,752,709	16,645,287

Effect of equity-based awards	10,044	57,362	61,613	14,459
Average number of common shares outstanding used to calculate diluted earnings per common share	15,447,217	16,261,755	15,814,322	16,659,746

Earnings per common share:
Basic	$0.08	$0.12	$0.41	$0.40
Diluted	$0.08	$0.12	$0.40	$0.40

Stock options for 1,339,293 shares of common stock were not considered in computing diluted earnings per common share for both the three and nine months ended March 31, 2020 and 2019 because they were antidilutive.

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

The following table presents summary information about the interest rate swaps as of March 31, 2020 and June 30, 2019.

	March 31,	June 30,
	2020	2019
	(dollars in thousands)
Notional amounts	$95,628	$68,535
Weighted average pay rates	3.14%	3.89%
Weighted average receive rates	3.14%	3.89%
Weighted average maturity	9.18 years	9.84 years
Fair value of combined interest rate swaps	$-	$-

Note 11. Revenue From Contracts With Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue:

1.	Identify the contract with a customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to performance obligations in the contract
5.	Recognize revenue when (or as) the Company satisfies a performance obligation

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Noninterest income:
Service charges on deposits	$236	$295	$737	$892
Interchange fees	95	95	324	314
Other (1)	35	46	109	105
Fees and service charges	366	436	1,170	1,311

Bank-owned life insurance (1)	128	131	399	410
Gains on sales of securities, net (1)	38	-	38	55
Swap income (1)	-	-	170	146

Net gain on sale of bank premises (1)	-	-	-	156
Net gain on sale of foreclosed real estate	40	-	87	24
Other (1)	8	12	28	38
Other noninterest income	48	12	115	218
Total noninterest income	$580	$579	$1,892	$2,140

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

Note 12. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Total compensation cost that has been charged against income for the Plan was $829,000 and $2.5 million for the three and nine months ended March 31, 2020 and $829,000 and $1.3 million for the three and nine months ended March 31, 2019.

Restricted Stock Awards (“RSAs”)

RSAs provide for the issuance of shares to both employees and non-employee directors. These awards generally vest over a 5-year period, with 20% vesting each year on the anniversary of the award. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,604, of which 547,185 shares were granted as of March 31, 2020.

The following table presents a summary of RSA activity during the period ended March 31, 2020.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested granted shares outstanding at July 1, 2019	547,185	$19.02
Shares granted	-	-
Shares vested	(109,448)	19.02
Shares forfeited	-	-
Unvested granted shares at March 31, 2020	437,737	$19.02

As of March 31, 2020, there was $7.5 million of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.6 years.

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

As of March 31, 2020, there was $4.4 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.6 years.

Total shares available for grant under the Plan are 1,816,511, of which 1,339,293 shares were granted as of March 31, 2020. The following table presents a summary of activity related to stock options granted under the Plan, and changes during the period then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
	(dollars in thousands, except share and per share data)
Options outstanding at July 1, 2019	1,339,293	$19.04
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Options outstanding at March 31, 2020	1,339,293	$19.04	8.6	$-

Exercisable at March 31, 2020	267,859	$19.04	8.6	$-

Note 13. Leases

As of March 31, 2020, the Company leases real estate for eleven branch offices and two administrative offices, including its corporate headquarters, under various operating lease agreements. The Company’s leases have maturities which range from 2020 to 2041, some of which include lessee options to extend the lease term. The weighted average remaining life of the lease terms for these leases was 10.0 years as of March 31, 2020.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.41% in determining the lease liability as of March 31, 2020.

The Company made a policy election to exclude the recognition requirements of ASU 2016-02 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. The Company had no short-term lease cost for the three or nine months ended March 31, 2020, respectively. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three or nine months ended March 31, 2020.

For the three and nine months ended March 31, 2020, total operating lease costs were $501,000 and $1.5 million, respectively, and is included in occupancy and equipment expense. The right-of-use asset, included in premises and equipment, net, was $11.4 million and the corresponding lease liability, included in other liabilities was $11.6 million as of March 31, 2020, respectively.

Future minimum lease payments for the fiscal years ending June 30th and a reconciliation of undiscounted lease cash flows and the lease liability recognized in the consolidated balance sheet as of March 31, 2020 is shown below:

(dollars in thousands)
2020	$521
2021	1,960
2022	1,937
2023	1,850
2024	1,479
Thereafter	5,661
Total future minimum lease payments (undiscounted)	13,408
Discounting effect on cash flows	(1,759)
Lease liability (discounted)	$11,649

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at March 31, 2020 and June 30, 2019, and results of operations for the three and nine months ended March 31, 2020 and 2019 is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2019.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

the scope, duration and severity of the COVID-19 pandemic and its effects on our business and operations, our customers, including their ability to make timely payments on loans, our service providers, and on the economy and financial markets in general;

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

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. For additional information regarding critical accounting policies, refer to the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the June 30, 2019 Form 10-K. There have been no significant changes in our application of critical accounting policies for the three and nine months ended March 31, 2020.

COVID-19 Response

In response to the COVID-19 pandemic, the Company has been active in providing assistance to our employees, customers and communities, as well as assessing the risks and potential impact on the Company’s financial position, including liquidity, credit quality, earnings and capital. The following is a summary of these actions through May 4, 2020:

Support for our Employees and Branch Locations

•	No furloughs; all employees at 100% pay
•	Administrative employees with ability to work from home; stagger essential front-line employee schedules.
•	Reduced branch hours and use of lobbies, use of drive-thru capabilities, promote use of personal protective equipment by employees and customers.

Support for Individual and Business Customers

•	Waive or reduce certain fees, including overdraft fees, ATM fees, late charges and early CD withdrawal penalties.
•	Moratorium on foreclosures and certain credit bureau reporting.
•	Consumer loan payment deferrals granted for 97 loans totaling $27.0 million, representing approximately 9.1% of the residential mortgage and home equity line of credit portfolios.
•	Commercial loan payment deferrals granted for 196 loans totaling $136.4 million, representing approximately 14.7% of the commercial mortgage, commercial loan and construction portfolios.
•	Processed $46.4 million in PPP loans to over 240 small business employing over 3,900 employees across our local communities.

Support for Our Communities

•	Through the PCSB Community Foundation, since the beginning of the year we have donated over $150,000 to a number of local organizations providing essential services to our community.

Risk Assessment and Financial Impact

Liquidity

At March 31, 2020, cash and cash equivalents totaled $84.9 million and securities available for sale totaled $46.0 million. Additionally, the Company had remaining borrowing capacity of $270.6 million, including $127.1 million from the Federal Home Loan Bank of New York, $118.5 million from the Federal Reserve Bank of New York discount window, as well as $25.0 million in other lines of credit. The Company did not experience significant draws on working capital lines of credit or home equity lines of credit during the quarter. Unused lines of credit totaled $98.6 million (43% usage rate) as of March 31, 2020, compared to $105.5 million (41% usage rate) as of December 31, 2019.

Capital

At March 31, 2020, all of the Bank’s regulatory capital ratios significantly exceeded well-capitalized standards. Specifically, the Bank’s Tier 1 Leverage Ratio was 13.2% as of March 31, 2020, which represents 2 ½ times the well-capitalized regulatory standard of 5.0%. Additionally, as of March 31, 2020, PCSB Financial Corporation (parent of PCSB Bank) has $41.1 million of additional funds that could be contributed to the Bank as capital, which would result in a proforma Tier 1 Leverage ratio of 15.7%.

Credit Risk

The Company has taken actions to identify, assess and address its COVID-19 related credit exposure. Many factors are unknown, including the length of the resulting economic shutdown imposed by New York State and other neighboring states, the impacts of the government fiscal and monetary relief measures, including payment deferral programs, as well as the long-term impacts COVID-19 may have on our consumer and commercial borrowers. The Company has begun to assess its credit exposures based on asset class and borrower type. The following table provides the Company’s commercial and construction exposures to those industries believed to be the most directly and significantly impacted by the pandemic:

Industry Sector:	Total Balance Outstanding as of March 31, 2020 (amounts in thousands)	% of Total Loans Receivable	% Secured by Real Estate Collateral
Retail (1)	$126,976	10.3%	97.8%
Mixed-use with retail component	119,444	9.7	98.7
Hotels and accommodation services (2)	39,569	3.2	100.0
Food service (incl. restaurants)	22,364	1.8	95.3
Arts, entertainment and recreation	10,371	0.8	97.4

(1)	Includes $42.5 million of loans supported by properties with credit-rated or anchored tenants.
(2)	Includes one construction relationship with an outstanding balance of $4.5 million.

As of March 31, 2020, the Company had no exposure to leveraged lending, shared national credits or energy exploration

Comparison of Financial Condition at March 31, 2020 and June 30, 2019

Total Assets. Total assets increased $58.3 million, or 3.6%, to $1.70 billion at March 31, 2020 from $1.64 billion at June 30, 2019. The increase is primarily the result of increases of $127.6 million in net loans receivable,

$24.9 million in cash and cash equivalents and $9.6 million in premises and equipment, partially offset by decreases of $81.9 million in held to maturity securities and $26.2 million in securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents increased $24.9 million, or 41.5%, to $84.9 million at March 31, 2020 from $60.0 million at June 30, 2019. The increase is primarily due to an $108.2 million decrease in total investment securities and a $53.8 million increase in deposits, partially offset by an $127.6 million increase in loans receivable and a $5.1 million decrease in FHLB advances.

Securities Held to Maturity. Total securities held to maturity decreased $81.9 million, or 23.7%, to $263.6 million at March 31, 2020 from $345.5 million at June 30, 2019. This decrease was caused primarily by $63.5 million of calls and maturities of U.S. government and agency obligations and $34.2 million of amortization of mortgage-backed securities, partially offset by net purchases of corporate bonds and mortgage-backed securities of $12.1 million and $4.1 million, respectively.

Securities Available for Sale. Total securities available for sale decreased $26.2 million, or 36.3%, to $46.0 million at March 31, 2020 from $72.2 million at June 30, 2019. This decrease was primarily due to $18.0 million in maturities of U.S. government and agency obligations, amortization and sales of mortgage-backed securities of $5.3 million and sales of corporate bonds of $3.2 million, partially offset by a $386,000 increase in net unrealized gains.

Net Loans Receivable. Net loans receivable increased $127.6 million, or 11.7%, to $1.22 billion at March 31, 2020 from $1.09 billion at June 30, 2019. The increase in loans receivable was the result of $172.4 million of originations and $47.9 million of loan purchases, partially offset by $92.7 million of net amortization, repayments and other loan activity. Commercial mortgage loans and construction loans increased $124.0 million and $11.7 million, respectively, while all other loans had a net decrease of $8.1 million.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These loans are not classified as impaired. At March 31 2020, other potential problem loans totaled $5.4 million.

Additionally, as detailed in Note 4 to the consolidated financial statements, in association with the COVID-19 pandemic, including the New York State Department of Financial Services emergency regulations on providing consumer and small business payment accommodations, the Company has granted loan payment deferrals, generally for a 90-day period, for 293 loans totaling $163.4 million. A vast majority of these loans were performing according to their contractual terms prior to modification, and thus are not reported as nonperforming as of March 31, 2020, however the potential impact of the COVID-19 pandemic causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms following the deferral period provided by the modification.

Premises and Equipment. Premises and equipment, net, increased $9.6 million, to $21.4 million at March 31, 2020 from $11.8 million at June 30, 2019. This increase is primarily the result of an $11.4 million net increase in lease assets (a net increase in lease liabilities of $11.4 million is included as part of other liabilities) associated with the adoption of ASU 2016-02.

Deposits. Total deposits increased $53.8 million, or 4.4%, to $1.28 billion at March 31, 2020 as compared to $1.23 billion at June 30, 2019. This increase primarily reflects increases of $44.6 million in money market accounts, $27.2 million in time deposits, $5.0 million in NOW accounts and $4.5 million in demand deposits, partially offset by $27.5 million decrease in savings accounts.

Federal Home Loan Bank Advances. FHLB advances decreased $5.1 million, or 4.6%, to $106.1 million at March 31, 2020 as compared to $111.2 million at June 30, 2019. This decrease is primarily due to $50.0 million of net repayments of short-term advances and $5.1 million of repayments of long-term amortizing advances, partially offset by $50.0 million of additional long-term advances.

Total Shareholder’s Equity. Total shareholders’ equity decreased $8.9 million, or 3.2%, to $272.4 million at March 31, 2020 from $281.3 million at June 30, 2019.  This decrease was primarily due to the repurchase of $18.1 million (905,902 shares) of common stock and $1.9 million of cash dividends declared and paid, partially offset by net income of $6.4 million, as well as $3.9 million of stock-based compensation and reduction in unearned ESOP shares for plan shares earned during the period. On February 19, 2020, PCSB Financial Corporation (the “Company”) completed its second stock repurchase plan where the Company repurchased 890,021 shares at an average price of $19.99 per share. To date, no additional repurchase plans have been authorized.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General. Net income decreased $769,000, or 38.7%, to $1.2 million for the three months ended March 31, 2020 compared to $2.0 million for the three months ended March 31, 2019. The decrease was primarily due to a $2.0 million increase in provision for loan losses, partially offset by a $788,000 increase in net interest income, and a $265,000 decrease in income tax expense, and a $178,000 decrease in noninterest expense.

Net Interest Income. Net interest income increased $788,000, or 7.3%, to $11.5 million for the three months ended March 31, 2020 compared to $10.7 million for the three months ended March 31, 2019. The increase primarily reflects a $131.4 million increase in average interest-earning assets, partially offset by a 5 basis point decrease in net interest margin to 2.89% for the three months ended March 31, 2020 compared to 2.94% for the three months ended March 31, 2019. The increase in average interest-earning assets reflects a $296.3 million increase in average loans receivable, partially offset by a $121.7 million decrease in average investment securities and a $43.3 million decrease in average other interest-earning assets. Despite continued asset growth and a higher yielding asset mix, which resulted in a 11 basis point increase in the yield on interest earning assets, the interest rate margin has been impacted by rising funding costs due to higher short-term interest rates along with competitive pricing, which caused an 18 basis point increase in the average cost of interest-bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $1.7 million, or 12.4%, to $15.3 million for the three months ended March 31, 2020 compared to $13.6 million for the three months ended March 31, 2019. The increase primarily reflects a $131.4 million increase in total average interest-earning assets and an 11 basis point increase in the yield on total interest-earning assets.

Interest income on loans receivable increased $2.7 million, or 25.9%, primarily due to a $296.3 million increase in the average balance of loans receivable to $1.21 billion for the three months ended March 31, 2020 from $913.6 million for the same period last year, partially offset by a 23 basis point decrease in the average yield on loans to 4.34% for the three months ended March 31, 2020 from 4.57% for the same period last year. The decrease in yield is primarily due to downward pressures on market interest rates, affecting both existing adjustable rate loans as well as new originations.

Interest income on investment securities decreased $616,000, or 23.5%, primarily due to a $121.7 million decrease in the average balance of investment securities to $323.9 million for the three months ended March 31, 2020 from $445.6 million for the same period last year, partially offset by a 12 basis point increase in the average yield on investment securities to 2.47% for the three months ended March 31, 2020 from 2.35% for the same period last year. The increase in yield is a result of a more profitable investment securities mix in the current quarter. The decrease in the average balance of investment securities is the result of the Company utilizing investment securities portfolio runoff to fund loan growth.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $397,000 or 64.7%, primarily due to a $43.3 million decrease in the average balance of other interest-earning assets to $56.2 million for the three months ended March 31, 2020 compared to $99.5 million for the three months ended March 31, 2019 and a 94 basis point decrease in the average yield on other interest-earning assets. The decrease in the yield on other interest-earning assets was primarily due to a decrease in short-term market interest rates.

Interest Expense. Interest expense increased $900,000, or 30.9%, to $3.8 million for the three months ended March 31, 2020 compared to $2.9 million for the three months ended March 31, 2019. The increase primarily reflects a $133.5 million increase in the average balance of interest-bearing liabilities to $1.23 billion for the three months ended March 31, 2020 from $1.09 billion for the same period last year and an 18 basis point increase in the rate paid on average interest-bearing liabilities to 1.26% for the three months ended March 31, 2020 from 1.08% for the same period last year.

Interest expense on interest-bearing deposits increased $527,000, or 19.2%, primarily due to a $61.4 million increase in the average balance to $1.13 billion for the three months ended March 31, 2020 from $1.07 billion for the three months ended March 31, 2019 and a 14 basis point increase in the average cost of interest-bearing deposits to 1.18% for the three months ended March 31, 2020 from 1.04% for the same period last year. The Company has experienced a shift in deposit mix as customers in lower costing saving products have moved funds to generally higher costing money market accounts and time deposits. In response to the recent decrease in market interest rates, deposit rate reductions were implemented late in the current quarter, the effects of which are expected to be fully realized in future quarters.

Interest expense on FHLB advances increased $373,000, primarily due to a $72.1 million increase in the average balance to $98.4 million for the three months ended March 31, 2020 from $26.3 million for the same period last year, partially offset by a 38 basis point decrease in the average cost to 2.23% for the three months ended March 31, 2020 from 2.61% for the same period last year. The decrease in the average cost is primarily due to a decrease in market interest rates.

Provision for Loan Losses. The provision for loan losses was $2.0 million for the three months ended March 31, 2020, compared to $7,000 for the three months ended March 31, 2019. The increase is primarily due to loan portfolio growth and a $1.7 million increase in qualitative reserves as the Company begins to assess the economic impacts the COVID-19 pandemic has had on the local economy and our loan portfolio. Recoveries, net of charge-offs were $122,000 and $5,000 for the three months ended March 31, 2020 and 2019, respectively. Current quarter recoveries related primarily to one commercial loan. Loans classified as substandard or doubtful decreased $4.1 million, or 45.0%, to $4.9 million at March 31, 2020 from $9.0 million at March 31, 2019. Non-performing loans as a percent of total loans receivable was 0.15% as of March 31, 2020, a decrease from 0.30% as of March 31, 2019.

Noninterest Income. Noninterest income was $580,000 for the three months ended March 31, 2020 compared to $579,000 for the three months ended March 31, 2019. The increase was caused primarily by increases of $40,000 in net gains on sale of foreclosed real estate and $38,000 in net gains on sales of securities, mostly offset by a decrease of $70,000 in fees and service charges. The reduction in fee and service charge income was due to a $31,000 reduction in early withdrawal fees on CDs as well as approximately $22,000 in fee waivers granted by the Company in the current quarter, as directed by New York State to all financial institutions in response to COVID-19, including overdraft fees, ATM transaction fees, wire fees, as well as early withdrawal fees on CDs.

Noninterest Expense. Noninterest expense decreased $178,000, or 2.0%, to $8.5 million for the three months ended March 31, 2020 compared to $8.7 million for the three months ended March 31, 2019. The decrease was caused primarily by decreases of $232,000 in other post-retirement benefit costs, $105,000 in FDIC assessment costs and $44,000 in all other expenses, partially offset by a $203,000 increase in salaries and benefits expense. During the current quarter, the Bank applied small bank assessment credits of $108,000 which fully offset the Bank’s FDIC assessment for the current quarter. The remaining credits available are approximately $22,000.

Income Tax Expense. Income tax expense decreased $265,000, or 42.4%, to $360,000 for the three months ended March 31, 2020 from $625,000 for the three months ended March 31, 2019. The decrease was caused primarily by lower pre-tax income in the current year period as well as a slight reduction in the effective tax rate. The effective income tax rate was 22.8% for the three months ended March 31, 2020 as compared to 23.9% for the three months ended March 31, 2019.

Comparison of Operating Results for the Nine Months Ended March 31, 2020 and 2019

General. Net income decreased $240,000, or 3.6%, to $6.4 million for the nine months ended March 31, 2020 compared to $6.6 million for the nine months ended March 31, 2019. The decrease was primarily due to a $2.7 million increase in the provision for loan losses, an $815,000 increase in noninterest expense and a $248,000 decrease in noninterest income, partially offset by $3.3 million increase in net interest income and a $232,000 decrease in income tax expense.

Net Interest Income. Net interest income increased $3.3 million, or 10.3%, to $35.2 million for the nine months ended March 31, 2020 compared to $31.9 million for the nine months ended March 31, 2019. The increase primarily reflects a $151.8 million increase in average interest-earning assets, partially offset by a 1 basis point decrease in net interest margin to 2.95% for the nine months ended March 31, 2020 compared to 2.96% for the nine months ended March 31, 2019. The increase in average interest-earning assets reflects a $268.1 million increase in average loans receivable, partially offset by a $85.8 million decrease in average investment securities and a $30.5 million decrease in average other interest earning assets. Despite continued asset growth and a higher yielding asset mix, which resulted in a 29 basis point increase in the yield on interest earning assets, the interest rate spread has been impacted by rising funding costs due to higher short-term interest rates along with competitive pricing, which caused a 36 basis point increase in the average cost of interest-bearing liabilities, resulting in net interest margin compression.

Interest and Dividend Income. Interest and dividend income increased $7.6 million, or 19.2%, to $47.1 million for the nine months ended March 31, 2020 compared to $39.5 million for the nine months ended March 31, 2019. The increase primarily reflects a $151.8 million increase in total average interest-earning assets and a 29 basis point increase in the yield on total interest-earning assets.

Interest income on loans receivable increased $8.7 million, or 28.3%, primarily due to a $268.1 million increase in the average balance of loans receivable to $1.18 billion for the nine months ended March 31, 2020 from $908.7 million for the same period last year, partially offset by a 4 basis point decrease in the average yield on loans to 4.45% for the nine months ended March 31, 2020 from 4.49% for the same period last year, as growth in higher yielding loan products, such as commercial mortgages, commercial loans and installment loans, were more than offset by decreases in market interest rates.

Interest income on investment securities decreased $439,000, or 5.9%, primarily due to a $85.8 million decrease in the average balance of investment securities to $360.6 million for the nine months ended March 31, 2020 from $446.4 million for the same period last year, partially offset by a 37 basis point increase in the average yield on investment securities to 2.58% for the nine months ended March 31, 2020 from 2.21% for the same period last year. The decrease in the average balance of investment securities is the result of the Company utilizing securities portfolio runoff to fund loan growth. The increase in yield is a result of prepayment income earned in the current year as well as a more profitable asset mix as higher yielding corporate bonds and mortgage-backed securities increased as a percentage of the total portfolio.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $634,000, or 43.7%, primarily due to a $30.5 million decrease in the average balance of other interest-earning assets to $53.9 million for the nine months ended March 31, 2020 compared to $84.4 million for the nine months ended March 31, 2019 and a 28 basis point decrease in the average yield on other interest-earning assets. The decrease in the yield on other interest-earning assets was primarily due to a decrease in market interest rates, specifically fed funds.

Interest Expense. Interest expense increased $4.3 million, or 57.2%, to $11.9 million for the nine months ended March 31, 2020 compared to $7.6 million for the nine months ended March 31, 2019. The increase primarily reflects a $152.4 million increase in the average balance of interest-bearing liabilities to $1.22 billion for the nine months ended March 31, 2020 from $1.07 billion for the same period last year, and a 36 basis point increase in the average cost of interest-bearing liabilities to 1.30% for the nine months ended March 31, 2020 from 0.94% for the same period last year.

Interest expense on interest-bearing deposits increased $2.8 million, or 38.4%, primarily due to a 28 basis point increase in the average cost of interest-bearing deposits to 1.19% for the nine months ended March 31, 2020 from 0.91% for the same period last year and a $62.2 million increase in the average balance to $1.11 billion for the nine months ended March 31, 2020 from a $1.05 billion for the nine months ended March 31, 2019. The increase in the average rate paid on interest-bearing deposits was primarily caused by rising funding costs due to higher short-term interest rates along with competitive pricing. The Company has experienced a shift in deposit mix over the past several quarters as customers in generally lower rate savings products moved to generally higher rate money market and time deposits, however the pace of this shift has slowed in recent quarters. In response to the decrease in market interest rates late in the current quarter, deposit rate reductions were implemented, the effects of which are expected to be fully realized in future quarters. As of March 31, 2020, the Company had $192.8 million of money market accounts with a weighted average cost of 0.55% compared to 1.03% as of December 31, 2019. Additionally, as of the end of the quarter, time deposits maturing in the next three and twelve months totaled $104.9 million and $277.9 million, with weighted average costs of 2.21% and 2.00%, respectively. These deposits, should they remain with the

Company in their current products and at our current offer rates, are expected to carry an estimated weighted average cost of 1.02% and 0.99%, respectively.

Interest expense on FHLB advances increased $1.6 million, primarily due to a $90.2 million increase in the average balance to $112.6 million for the nine months ended March 31, 2020 from $22.4 million for the same period last year and a 5 basis point increase in the average cost to 2.30% for the nine months ended March 31, 2020 from 2.25% for the same period last year.

Provision for Loan Losses. The provision for loan losses was $2.8 million for the nine months ended March 31, 2020, compared to $71,000 for the nine months ended March 31, 2019. The increase is primarily due to loan portfolio growth and a $1.7 million increase in qualitative reserves as the Company begins to assess the economic impacts the COVID-19 pandemic has had on the local economy and our loan portfolio. Charge-offs, net of recoveries, were $73,000 and $30,000 for the nine months ended March 31, 2020 and 2019, respectively.

Noninterest Income. Noninterest income decreased $248,000, or 11.6%, to $1.9 million for the nine months ended March 31, 2020 compared to $2.1 million for the nine months ended March 31, 2019. The decrease was caused primarily by decreases of $155,000 in gain on sale of bank premises, $141,000 in fees and service charges, and $17,000 in net gains on sale of securities, partially offset by increases of $63,000 in net gains on sale of foreclosed real estate and $24,000 in swap income.

Noninterest Expense. Noninterest expense increased $815,000, or 3.2%, to $26.1 million for the nine months ended March 31, 2020 compared to $25.3 million for the nine months ended March 31, 2019. The increase was caused primarily by a $1.5 million increase in salaries and benefits expense, partially offset by decreases of $322,000 in FDIC assessment costs, $300,000 in other post-retirement benefit costs and $91,000 in all other expenses. The increase in salaries and benefits was primarily due to a $1.2 million increase in stock-based compensation as the current compensation plan was implemented midway through the prior year period. During the current year, the Bank applied small bank assessment credits of $314,000 which fully offset the Bank’s FDIC assessment for the current year.

Income Tax Expense. Income tax expense decreased $232,000, or 11.1%, for the nine months ended March 31, 2020 in comparison to the nine months ended March 31, 2019. The decrease was caused primarily by lower pre-tax income, as well as a lower effective tax rate in the current year. The effective income tax rate was 22.5% for the nine months ended March 31, 2020 as compared to 23.9% for the nine months ended March 31, 2019.

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

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$1,209,920	$13,114	4.34%	$913,634	$10,413	4.57%
Investment securities	323,942	2,003	2.47	445,604	2,619	2.35
Other interest-earning assets	56,242	217	1.56	99,473	614	2.50
Total interest-earning assets	1,590,104	15,334	3.86	1,458,711	13,646	3.75
Non-interest-earning assets	67,889			61,382
Total assets	$1,657,993			$1,520,093

Liabilities and equity:
NOW accounts	$125,103	66	0.21	$116,781	52	0.18
Money market accounts	179,230	423	0.96	127,509	368	1.17
Savings accounts and escrow	342,254	209	0.25	392,537	239	0.25
Time deposits	480,233	2,570	2.17	428,643	2,082	1.97
Total interest-bearing deposits	1,126,820	3,268	1.18	1,065,470	2,741	1.04
FHLB advances	98,364	541	2.23	26,259	168	2.61
Total interest-bearing liabilities	1,225,184	3,809	1.26	1,091,729	2,909	1.08
Non-interest-bearing deposits	137,930			136,196
Other non-interest-bearing liabilities	19,706			11,243
Total liabilities	1,382,820			1,239,168
Total equity	275,173			280,925
Total liabilities and equity	$1,657,993			$1,520,093

Net interest income		$11,525			$10,737
Interest rate spread (1)			2.60			2.67
Net interest margin (2)			2.89			2.94
Average interest-earning assets to interest-bearing liabilities	129.78%			133.61%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine Months Ended March 31,
	2020			2019
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$1,176,733	$39,299	4.45%	$908,674	$30,632	4.49%
Investment securities	360,631	6,974	2.58	446,398	7,413	2.21
Other interest-earning assets	53,944	816	2.01	84,408	1,450	2.29
Total interest-earning assets	1,591,308	47,089	3.95	1,439,480	39,495	3.66
Non-interest-earning assets	68,983			57,256
Total assets	$1,660,291			$1,496,736

Liabilities and equity:
NOW accounts	$122,470	191	0.21	$117,522	157	0.18
Money market accounts	163,395	1,358	1.11	96,421	788	1.09
Savings accounts and escrow	353,373	674	0.25	423,922	780	0.25
Time deposits	469,022	7,704	2.19	408,210	5,447	1.78
Total interest-bearing deposits	1,108,260	9,927	1.19	1,046,075	7,172	0.91
FHLB advances	112,644	1,942	2.30	22,395	378	2.25
Total interest-bearing liabilities	1,220,904	11,869	1.30	1,068,470	7,550	0.94
Non-interest-bearing deposits	138,968			132,884
Other non-interest-bearing liabilities	20,914			8,345
Total liabilities	1,380,786			1,209,699
Total equity	279,505			287,037
Total liabilities and equity	$1,660,291			$1,496,736

Net interest income		$35,220			$31,945
Interest rate spread (1)			2.65			2.72
Net interest margin (2)			2.95			2.96
Average interest-earning assets to interest-bearing liabilities	130.34%			134.72%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2020 versus 2019
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$(566)	$3,267	$2,701
Investment securities	(86)	(530)	(616)
Other interest-earning assets	(184)	(213)	(397)
Total interest-earning assets	(836)	2,524	1,688

Interest expense:
NOW accounts	10	4	14
Money market accounts	(76)	131	55
Savings and escrow accounts	12	(42)	(30)
Time deposits	225	263	488
FHLB advances	(28)	401	373
Total interest-bearing liabilities	143	757	900

Net (decrease) increase in net interest income	$(979)	$1,767	$788

	Nine Months Ended March 31,
	2020 versus 2019
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$(368)	$9,035	$8,667
Investment securities	435	(874)	(439)
Other interest-earning assets	(157)	(477)	(634)
Total interest-earning assets	(90)	7,684	7,594

Interest expense:
NOW accounts	27	7	34
Money market accounts	14	556	570
Savings and escrow accounts	64	(170)	(106)
Time deposits	1,372	885	2,257
FHLB advances	8	1,556	1,564
Total interest-bearing liabilities	1,485	2,834	4,319

Net (decrease) increase in net interest income	$(1,575)	$4,850	$3,275

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

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of equity ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100 and 200 basis points from current market rates and that interest rates decrease 50 and 100 basis points from current market rates. Based on the recent decreases in the fed funds rate, as of March 31, 2020 we have removed the 200 basis point decrease scenario in favor of a 50 basis point decrease to evaluate NPV.

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at March 31, 2020 and June 30, 2019. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
March 31, 2020:
200	$277,713	$(26,160)	(8.6)%	17.01%	(73)
100	298,952	(4,921)	(1.6)	17.83	9
-	303,873	-	-	17.74	-
(50)	312,787	8,914	2.9	18.05	31
(100)	320,900	17,027	5.6	18.38	64

June 30, 2019:
200	$286,711	$(39,593)	(12.1)%	18.52%	(143)
100	309,974	(16,330)	(5.0)	19.45	(50)
-	326,304	-	-	19.95	-
(100)	330,749	4,445	1.4	19.79	(16)
(200)	329,929	3,625	1.1	19.39	(56)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2020, cash and cash equivalents totaled $84.9 million, an increase from $60.0 million as of June 30, 2019. Securities classified as available for sale that are not pledged to support borrowing, which provide an additional source of liquidity, totaled $14.2 million at March 31, 2020, a decrease from $23.7 million as of June 30, 2019.

We had the ability to borrow up to $233.2 million and $291.2 million from the FHLB of New York, at March 31, 2020 and June 30, 2019, respectively, of which $106.1 million and $111.2 million was outstanding as of March 31, 2020 and June 30, 2019, respectively. We also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $118.5 million and $118.0 million as of March 31, 2020 and June 30, 2019, respectively, none of which was outstanding at either date. Additionally, as of March 31, 2020, the Company had $25.0 million of fed funds lines of credit, none of which was outstanding as of March 31, 2020.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the FHLB of New York, Federal Reserve Bank of New York or other available lines of credit.

We had $118.4 million and $136.8 million of loan commitments outstanding as of March 31, 2020 and June 30, 2019, respectively, and $56.5 million and $52.6 million as of March 31, 2020 and June 30, 2019, respectively, of approved, but unadvanced, funds to borrowers. We also had $1.8 million and $1.7 million in outstanding letters of credit at March 31, 2020 and June 30, 2019, respectively.

Time deposits due within one year of March 31, 2020 totaled $278.0 million, an increase of $56.2 million from $221.8 million as of June 30, 2019. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at March 31, 2020. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Holding Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders, to repurchase shares of its common stock and for other corporate purposes. The Holding Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Holding Company is governed by applicable law and regulations. At March 31, 2020, the Holding Company (on an unconsolidated, stand-alone basis) had liquid assets of $41.1 million.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the NYSDFS and the FDIC. At March 31, 2020, the Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 8 to the accompanying unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk."

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2020, the Company was not involved in any legal proceedings the outcome of which it believes would be material to its consolidated financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, filed with the Securities and Exchange Commission. As of March 31, 2020, except for the additional risk factor described below, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2019.

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted and outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. The New York City Metropolitan area and environs have the highest incidence of COVID-19 in the nation, and the neighboring Tri-State area of New Jersey and Connecticut also has been particularly affected by COVID-19.  Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.  If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries and the agricultural industry, among other industries, have been particularly hurt by COVID-19. For additional details on the Company’s exposure to industries deemed more susceptible to these events, see Note 1 to Notes to Consolidated Financial Statements included in this Form 10-Q. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program under the CARES Act (“PPP”) whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. Additionally, it is the Company’s understanding that loans funded through PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through a provision for loan losses charged to earnings.

Strategic Risk – Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating loans.

Operational Risk – Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk/Market Value Risk – Our net interest income, lending and investment activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on financial markets and market stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in prevailing fair market values of our investment securities and other assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

(a)	Not applicable

(b)	Not applicable

(c)

On June 20, 2019, a second repurchase program was authorized by the Board of Directors to repurchase up to 890,021 shares, or 5.0% of the Company’s common stock. On February 19, 2020, PCSB Financial Corporation (the “Company”) completed the program. The Company repurchased 890,021 shares at an average price of $19.99 per share.

The following table presents information regarding stock repurchases by the Company during the quarter ended March 31, 2020.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2020 through January 31, 2020	285,260	$20.00	285,260	188,911
February 1, 2020 through February 29, 2020	188,911	20.18	188,911	-
March 1, 2020 through March 31, 2020	-	-	-	-
Total	474,171	$20.07	474,171

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

101

The following materials for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

PCSB FINANCIAL CORPORATION

Date: May 6, 2020	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: May 6, 2020	/s/ Jeffrey M. Helf
Jeffrey M. Helf
Senior Vice President and Chief Financial Officer