Form 10-K
period 2020-06-30
PCSB Financial Corp
filed 2020-09-11
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2020

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-38065

PCSB FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	81-4710738
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2651 Strang Blvd., Suite 100, Yorktown Heights, New York	10598
(Address of Principal Executive Offices)	(Zip Code)

(914) 248-7272

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PCSB	The NASDAQ Stock Market, LLC

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.    ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates of the Registrant was $302.6 million. The registrant does not have any non-voting common equity.

As of September 9, 2020, there were 16,801,237 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders (Part III).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

extent and severity of the recent COVID-19 pandemic, including its impact on our business and operations, including the impact of lost fee revenue and operating expenses, as well as its effect on our customers and issuers of securities, including their ability to make timely payments on obligations, service providers and on economies and markets more generally

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

•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, or the Securities and Exchange Commission;
•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. See “Risk Factors” contained in Item 1A. We do not undertake to update any forward-looking statements, except as may be required by applicable law or regulation.

PART I

Item 1. Business

PCSB Financial Corporation

PCSB Financial Corporation (“PCSB Financial” or the “Company”), a Maryland corporation, is the bank holding company for PCSB Bank (the “Bank”). On April 20, 2017, the Company completed its initial public offering in connection with the Bank’s conversion from a mutual savings bank to a stock savings bank, selling 17,826,408 shares of common stock at a price of $10.00 per share. In addition, the Company contributed 338,702 shares of common stock and $1.6 million in cash to the PCSB Community Foundation, a charitable foundation formed in connection with the conversion. As of June 30, 2020, we had consolidated assets of $1.79 billion, consolidated deposits of $1.37 billion and consolidated equity of $273.7 million. Other than holding the common stock of PCSB Bank, PCSB Financial has not engaged in any significant business to date. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations; however, there are no current agreements for these activities. The Company is subject to the financial reporting requirements of the Securities and Exchange Act of 1934, as amended and regulation and examination by Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

PCSB Bank

PCSB Bank is a New York-chartered commercial bank, having converted from a savings bank charter effective January 1, 2019. We serve the banking needs of customers in the Lower Hudson Valley of New York State through our executive offices/headquarters and 15 banking offices located in Dutchess (3 offices), Putnam (3 offices), Rockland (1 office) and Westchester (8 offices) Counties, New York. Our primary business activity is attracting deposits from the general public and using those funds primarily to originate and purchase commercial real estate, business loans and one-to four-family loans and purchase investment securities. We are subject to comprehensive regulation and examination by the New York State Department of Financial Services (the “NYSDFS”) and by the Federal Deposit Insurance Corporation (the “FDIC”).

Our website address is www.pcsb.com.  Information on our website is not and should not be considered a part of this annual report.

Market Area

Our primary market area encompasses all of Putnam and Westchester Counties, and parts of Dutchess and Rockland Counties in New York, which are the counties in which our offices are located, and the surrounding areas.  We view Westchester County, which borders the Bronx (New York City’s northernmost borough) and is more populous than the other counties, as a primary area for growth, particularly for commercial lending and deposit opportunities. Westchester County includes a high concentration of office, medical, retail, industrial, mixed use and multi-family real estate buildings and businesses. Our primary focus in this marketplace is small to middle market businesses in these segments. Rising real estate values and lack of available commercial space in Brooklyn and Manhattan have caused businesses to migrate to central and lower Westchester County, which has increased the demand for flex-industrial and multi-family property loans in our market area. Dutchess, Putnam and Rockland Counties offer similar commercial opportunities to Westchester County, but on a significantly smaller scale, and provide greater opportunities in residential mortgage lending and consumer lending and in retail deposit gathering. The close proximity of Bronx County, New York City, Fairfield County, Connecticut, and Bergen County, New

Jersey, to our market area also creates a secondary area of opportunity for office, industrial and multi-family property loans.

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

Competition for loans comes primarily from the many financial institutions operating in our market area. Our experience in recent years has been that many financial institutions in our market area, especially community banks and credit unions seeking to expand their commercial loan portfolios and institutions located in highly competitive Westchester County, have been willing to price commercial loans aggressively in order to gain market share. We also compete with Fintech companies, which can digitally deliver banking products and services without the expenses associated with physical branch offices and without the regulatory compliance obligations and expenses to which banks are subject.

Lending Activities

Commercial Real Estate Loans. At June 30, 2020, commercial real estate loans were $807.1 million, or 63.6%, of total gross loans receivable. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities, and multi-family properties. At June 30, 2020, multi-family residential real estate loans, which are described below, totaled $206.5 million.  Excluding multi-family loans, $101.5 million of our commercial real estate portfolio was owner occupied real estate and $499.1 million was secured by income producing, or non-owner occupied real estate.

At June 30, 2020, a substantial portion of our commercial real estate loans were secured by properties located in the lower Hudson Valley; however, we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also purchase and participate in commercial real estate loans with other financial institutions. At June 30, 2020, we had $174.9 million in commercial real estate loan participations and whole loan purchases, which constituted 21.7% of our commercial real estate loan portfolio, as compared with $145.9 million in commercial real estate loan participations and whole loan purchases, which constituted 22.4% of our commercial real estate loan portfolio at June 30, 2019. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans.

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

In underwriting commercial real estate loans, we consider a number of factors, which include the current and projected ratio of net cash flow to the loan’s debt service requirement (generally requiring a minimum of 1.20x), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Commercial real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower. Generally, guarantees are obtained from commercial real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, which would enhance our interest rate spread and overall profitability. As a result of the pandemic, underwriting of commercial real estate loans includes status of rent payments and tenant lease amendments, confirming stability of property cash flow, with structural enhancements including but not limited to static debt service reserves being required, as necessary.

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

At June 30, 2020, our largest commercial real estate loan had an outstanding balance of $26.5 million and is secured by a non-owner-occupied industrial property. At June 30, 2020, this loan was performing according to its original terms.

Multi-Family Residential Real Estate Loans. At June 30, 2020, multi-family real estate loans were $206.5 million, or 16.3%, of total loans gross receivable. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units in our market area.  In addition to originating these loans, we also purchase and participate in multi-family residential real estate loans with other financial institutions. At June 30, 2020, we had $93.6 million in multi-family residential real estate loan purchases and participations, which constituted 45.3% of our multi-family residential real estate loan portfolio, as compared with $68.1 million in multi-family residential real estate loan participations, which constituted 44.5% of our multi-family residential real estate loan portfolio at June 30, 2019. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans.

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

In underwriting multi-family residential real estate loans, we consider a number of factors, which include the current and projected ratio of net cash flow to the loan’s debt service requirement (generally requiring a minimum of 1.20x), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family residential real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower.  Generally, guarantees are obtained from multi-family residential real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, which would enhance our interest rate spread and overall profitability. As a result of the pandemic, underwriting of commercial real estate loans includes status of rent payments and tenant lease amendments, confirming stability of property cash flow, with structural enhancements including but not limited to static debt service reserves being required, as necessary.

At June 30, 2020, our largest multi-family residential real estate loan had an outstanding balance of $23.5 million and is secured by a 76-unit apartment complex.  At June 30, 2020, this loan was performing according to its original terms.

Commercial Loans.  We originate commercial term loans and adjustable rate lines of credit to a variety of small and medium sized businesses in our market area. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At June 30, 2020, commercial loans were $164.3 million, or 12.9% of total gross loans receivable, of which $49.6 million, or 30.2%, were loans originated under the Small Business Administration’s (“SBA”) Payroll Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Customers for our commercial loans include professional businesses, multi-generational family-owned businesses, and not for profit businesses. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, which would enhance our interest rate spread and overall profitability.

As of June 30, 2020, commercial loans included $49.6 million of PPP loans, consisting of loans to over 300 business employing over 4,300 employees across our local communities with an average loan size of approximately $161,000. These loans are fully guaranteed by the SBA and are subject to forgiveness by the SBA, upon application by the borrower, to the extent that loan proceeds were utilized by the borrower for qualifying expenses under the PPP. Any loan, or portion thereof, that is not forgiven by the SBA will bear an interest rate of 1% per annum for a term of 24 months.

As of June 30, 2020, commercial loans include a $23.6 million loan to a third-party originatior secured by 364 individual loans primarily to medical professionals. The underlying loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel. The Company services the underlying loans and maintains a 50% loss-sharing agreement with the third-party originating institution.

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

When underwriting commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial loans are generally made in amounts of up to 75% of the value of the collateral securing the loan. All of these loans are secured by assets of the respective borrowers. As a result of the pandemic, underwriting and approved structure of commercial loans include cash flow forecasts for the Borrower including the consideration of the Borrower’s accounts receivable and payable vendors, as well as any pandemic impacts to their customers and vendors, respectively.

At June 30, 2020, our largest commercial loan had an outstanding balance of $23.6 million and is secured by 364 individual loans primarily to medical professionals. As June 30, 2020, 65 of the 364 underlying loans had been granted short-term payment deferrals of 90-days in connection with the CARES Act in response to the COVID-19 pandemic. As of August 31, 2020, all loan payment deferrals have expired, of which one loan is 30 days past due. For additional discussion regarding payment deferrals, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality”. All other underlying loans, with the exception of one loan with an outstanding principal balance of $31,000, were performing according to their original terms.

Construction Loans. We originate loans to finance the construction of one- to four-family residential properties, and commercial and multi-family properties. At June 30, 2020, construction and land development loans were $11.1 million, or 0.9% of total gross loans receivable, consisting of $6.3 million of one- to four-family residential construction loans and $4.8 million of commercial and multi-family real estate construction loans. The majority of these loans are secured by properties located in our primary market area. PCSB Bank will occasionally, through a local nonprofit, fund the construction of low-income multi-family properties.

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

At June 30, 2020, our largest construction and land development loan had an outstanding balance of $3.7 million and is secured by a hotel. At June 30, 2020, this loan was performing according to its original terms.

Residential Mortgage Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At June 30, 2020, one- to four-family residential real estate loans were $255.4 million, or 20.1% of total gross loans receivable, consisting of $219.1 million of fixed-rate loans and $36.3 million of adjustable-rate loans. In addition to originating these loans, we also purchase and participate in residential mortgage loans from other financial institutions. At June 30, 2020, purchased and participated loans totaled $38.8 million, or 15.2% of the residential mortgage loan portfolio, as compared to $64.5 million, or 24.3% of the residential mortgage loan portfolio as of June 30, 2019.

We offer fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years. Some of the properties include two- to four-unit properties, all of which are classified as residential mortgage loans. Our one- to four-family residential mortgage loans that we originate, or purchase are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency. We also originate loans above the conforming limits, which are referred to as “jumbo loans.” We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans. Jumbo loans are common in our market area. We generally retain one- to four-family residential mortgage loans in our portfolio.

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

Home Equity Lines of Credit.  At June 30, 2020, the outstanding balance owed on home equity lines of credit was $29.8 million, or 2.4% of total gross loans receivable. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate, plus a margin.

The procedures for underwriting home equity lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount.

The home equity lines of credit that we originate are revolving lines of credit which generally have a term of 25 years, with draws available for the first ten years. Our 25-year lines of credit are interest only during the first ten years and amortize on a fifteen-year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 75% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 75% on a case-by-case basis. Maximum loan-to-value ratios are determined based on an applicant’s credit score, property value, loan amount and debt-to-income ratio. Rates are adjusted monthly based on changes in a designated market index.

Other Loans. We offer consumer and deposit overdraft loans. At June 30, 2020, other loans were $481,000, and included $328,000 of personal loans and $153,000 of overdrafts. The procedures for underwriting these loans include an assessment of the applicant’s and guarantor’s, if applicable, payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

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

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential and commercial mortgage-backed securities, municipal government securities, deposits at the Federal Home Loan Bank of New York (“FHLBNY”), certificates of deposit of federally insured institutions, and investment grade corporate bonds. We also are required to maintain an investment in FHLBNY stock, which investment is based on the level of our FHLBNY borrowings. At June 30, 2020, our investment portfolio had a fair value of $318.9 million and consisted primarily of U.S. Government securities, U.S. Government agency securities, including residential and commercial mortgage-backed securities, collateralized mortgage obligations, and investment grade corporate and municipal bonds.

We also have the authority under applicable law to invest in derivative securities. Derivatives may be used to manage the Company’s exposure to interest rate movements or to provide service to customers. The Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the

Company executes with a third party in order to minimize the net risk exposure resulting from such transactions. The notional amount of all derivatives to which we are a party is $159.2 million as of June 30, 2020.

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

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses. At June 30, 2020, our deposits totaled $1.37 billion and included $67.5 million of brokered time deposits.

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

Borrowings. We primarily utilize advances from the FHLBNY to supplement our supply of investable funds. The FHLBNY functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLBNY and are authorized to apply for advances on the security of such stock and securities which are obligations of, or guaranteed by, the United States. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLBNY’s assessment of the institution’s creditworthiness. At June 30, 2020, we had the ability to borrow up to $218.4 million with the FHLBNY and had $106.1 million in advances outstanding. All of our borrowings from the FHLBNY are secured by investment securities. At June 30, 2020, we also had an available line of credit with the Federal Reserve Bank of New York’s (“FRB”) discount window program of $108.7 million, none of which was outstanding at that date. This line of credit is secured by certain qualifying 1-4 family residential mortgage loans.

Personnel

At June 30, 2020, we had 160 full-time and 15 part-time employees.

Subsidiaries

PCSB Bank is the wholly-owned subsidiary of PCSB Financial. PCSB Bank has two wholly-owned subsidiaries: PCSB Funding Corp. and UpCounty Realty Corp. PCSB Funding Corp., a Delaware corporation, is a real estate investment trust that holds certain mortgage assets. UpCounty Realty Corp., a New York corporation, holds title to real estate properties foreclosed upon by PCSB Bank.

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

Set forth below is a brief description of material regulatory requirements that are or will be applicable to PCSB Bank and PCSB Financial. The description is limited to certain material aspects of the statutes and regulations that are addressed and is not intended to be a complete description of such statutes and regulations and their effects on PCSB Bank and PCSB Financial.

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

Loans to One Borrower Limitations. Under the New York Banking Law, PCSB Bank’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exceptions, 15% of its capital stock, surplus fund and undivided profits. The Bank’s lending limit as of June 30, 2020 was $34.3 million. PCSB Bank may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At June 30, 2020, PCSB Bank complied with these loans-to-one-borrower limitations.  At June 30, 2020, PCSB Bank’s largest aggregate amount of loans to one borrower was $32.5 million, of which $7.5 million was outstanding as of June 30, 2020.

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

Loans to Directors and Executive Officers. Under applicable NYSDFS regulations (which are substantially similar to applicable federal banking regulations), PCSB Bank generally may not make a loan or other extension of credit to any of its executive officers or directors unless the loan or other extension of credit (i) is made on terms, including interest rate and collateral, that are not more favorable to the executive officer or director than those customarily offered by PCSB Bank to persons who are not executive officers or directors and who are not employed by PCSB Bank, and (ii) does not involve more than the normal risk of repayment or present other unfavorable features. Depending on the size of the loan or other extension of credit, prior approval of PCSB Bank’s Board of Directors (with the interested party, if a director, abstaining from participating directly or indirectly in the voting) may be required. As of and during the year ended June 30, 2020, we made no loans to executive officers or directors.

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

New York Legislation and Regulation. The New York State Legislature and the NYSDFS have adopted laws and regulations and issued guidance in a number of areas affecting PCSB Bank’s operations. These include:

•

The New York Legislature has enacted new Section 9-x of the New York Banking Law. This new statute requires New York chartered banks to offer forbearance of any payment due on a residential mortgage to mortgagors who: i) have their primary residence in New York; ii) can demonstrate financial hardship as a result of COVID-19; and iii) are in arrears or have applied for loss mitigation during the period from March 7, 2020 until the date on which the provisions of Executive Orders issued by the Governor of the State of New York that closed or otherwise restricted public or private businesses or places of public accommodation, or required postponement or cancellation of all non-essential gatherings of individuals, no longer apply in the county in which the mortgagor’s residence is located. Such Executive Order provisions currently apply in whole or in part in all of the counites within the Bank’s market area and therefore new Banking Law Section 9-x applies to substantially all of the Bank’s residential mortgages.

The new law requires New York chartered banks to make applications for forbearance of payments due on mortgages on New York residential property widely available to qualified mortgagors and grant qualified mortgagors forbearance of all monthly payments due on such mortgage for a period of up to 180 days, with the option to extend the forbearance for up to an additional 180 days if the mortgagor demonstrates continued financial hardship. A bank may not charge additional interest, late fees or penalties during the forbearance period or negatively report the forbearance to a credit bureau and must demonstrate adherence to the law before commencing a foreclosure action stemming from missed payments on a mortgage subject to the law. A bank that determines that it cannot offer forbearance because it lacks sufficient capital or liquidity or the ability to operate in a safe and sound manner must so notify the NYDFS, furnish detailed supporting documentation to the NYDFS and advise the mortgagor that he or she may file a complaint regarding the denial of forbearance with the NYDFS.

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

Among other things, Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the EGRRCPA), which became law on May 24, 2018, requires the federal banking agencies to develop regulations establishing a “community bank leverage ratio” for banks and holding companies with less than $10 billion in consolidated assets and a qualifying risk profile. In 2019, the federal banking agencies jointly issued a final rule to implement Section 201. The rule, which became effective on January 1, 2020, provides certain qualifying institutions with an optional, simpler method to measure capital adequacy. Under the rule, banks and bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio ("CBLR") framework. Qualifying organizations that elect to use the CBLR framework, and that maintain a leverage ratio greater than 9 percent, will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies' capital rules. Qualifying organizations will also be deemed to have met the "well capitalized" ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The Bank has not opted into the CBLR framework as of June 30, 2020.

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

Under FDIC regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At June 30, 2020, PCSB Bank was classified as a “well capitalized” institution.

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

The Dodd-Frank Act established a minimum Designated Reserve Ratio (DRR) for the Deposit Insurance Fund equal to 1.35% of estimated insured deposits. There is no statutory maximum on the DRR and the law provides for dividends to be paid insured institutions from the fund when the DRR exceeds 1.5%.  However, the FDIC is granted broad discretion in determining whether to suspend or limit the declaration or payment of any dividends.

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

CARES Act

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020.  Among other things, the CARES Act includes the following provisions impacting financial institutions like the Bank:

Temporary Troubled Debt Restructurings Relief.  The CARES Act allows banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020.  Federal banking agencies are required to defer to the determination of the banks making such suspension. Refer to Note 4 in the Notes to the Consolidated Financial Statements for additional detail.

Small Business Administration Paycheck Protection Program.  The CARES Act authorizes the SBA’s Paycheck Protection Program (“PPP”).  The PPP authorizes for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt.  The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans. Refer to the Lending Activities discussion earlier in this section for additional details.

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

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $127.5 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $127.5 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.9 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements.  PCSB Bank is in compliance with these requirements.

Federal Home Loan Bank System

PCSB Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions.  Members of the FHLB are required to acquire and hold shares of capital stock in the FHLB. PCSB Bank complied with this requirement at June 30, 2020. Based on redemption provisions of the FHLBNY, the stock has no quoted market value and is carried at cost. PCSB Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLBNY stock. At June 30, 2020, no impairment has been recognized.

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

A bank holding company is generally prohibited from engaging in non-banking activities or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

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

An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company but must make such election when the company is first required to file a registration statement.  Such an election is irrevocable during the period a company is an emerging growth company. PCSB Financial has elected to comply with new or amended accounting pronouncements in the same manner as a public company.

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

Minimum Tax. As a result of the aforementioned tax reform, the alternative minimum tax rate is reduced from 20% to 0% for all tax years beginning after December 31, 2017. Alternative minimum tax credit carryforwards from prior tax years can be applied to reduce future taxable income and are refundable, subject to certain limitations. At June 30, 2020, PCSB Bank had no alternative minimum tax credit carryforwards.

Net Operating Loss Carryovers. Generally, for federal income tax purposes, a financial institution may carry forward net operating losses indefinitely and are subject to a limitation of 80% of taxable income. State income tax rules may differ from federal rules. See Note 13 to Consolidated Financial Statements for additional information.

Charitable Contributions Carryovers. Generally, charitable contributions are limited to 10% of taxable income, however financial institutions may carryforward unused contributions for up to 5 years. Additionally, the CARES Act temporarily increased the charitable contribution deduction limit from 10% to 25% of taxable income for 2020 for current year contributions. At June 30, 2020, the Company has charitable contributions carryforwards totaling $1.4 million, for which we expect to fully realize the benefit. See Note 13 to Consolidated Financial Statements for additional information.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any not deducted loss remaining after the five-year carryover period is not deductible. At June 30, 2020, PCSB Bank had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from PCSB Bank as a member of the same affiliated group of corporations. To date, no dividends have been paid by PCSB Bank.

Audit of Tax Returns.  The Company’s New York State tax returns are currently undergoing routine audit for tax years 2016 through 2018. The Company’s federal income tax returns and various other state income tax returns have not been audited in the last three years.

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

We originate and purchase commercial real estate and commercial business loans. At June 30, 2020, our commercial real estate and commercial business loans totaled $971.4 million, or 76.6% of our loan portfolio. While these types of loans are potentially more profitable than residential mortgage loans, they are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. See “—Loan Underwriting Risks.”

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land (“ADC loans”) represent 100% or more of total risk-based capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total risk-based capital. At June 30, 2020, the Bank’s ADC loans and total commercial real estate loans represented 9% and 324% of total risk-based capital, respectively.

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

We maintain an allowance for loan losses, which is established through a provision for loan losses, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our provision for loan losses. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease our net income.

The FASB has issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held to maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current U.S. GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the Company expects that the adoption of the CECL model will materially affect how we determine the allowance for loan losses and could require the Company to increase our allowance significantly. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If the Company is required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect the Company's business, financial condition and results of operations. In October 2019, the FASB unanimously voted to delay the implementation of the standard for three years for certain companies, including small reporting companies (as defined by the SEC), non-SEC public companies and private companies. The Company currently qualifies as a small reporting company and is subject to the delayed implementation. Therefore, the amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2023, including interim periods within that fiscal year. As a result, the Company’s allowance for loan loss may not be comparable to the allowance for credit losses (“ACL”) established by other financial institutions that have adopted CECL. The Company is actively working through the provisions of the Update. Management has established a steering committee which is identifying the methodologies and the additional data requirements necessary to implement the Update and has engaged a third-party software service provider to assist in the Company's implementation.

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

Changes in interest rates and/or a continual low interest rate environment could reduce our profits.

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

Since March 2020, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities.  This can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.  As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can lower interest expense as interest rates decrease.  However, our ability to lower our interest expense will be limited at current interest rate levels while the average yield on our interest-earning assets may decrease more than our cost of interest-bearing liabilities.

If interest rates rise rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread, which would have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. If interest rates rise, we expect that our net portfolio value of equity would decrease. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. At June 30, 2020, and assuming a 200 basis point increase in market interest rates, we estimate that our net portfolio value of equity would decrease by $20.6 million, or 6.7%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk—Net Portfolio Value Simulation.”

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates can still have a material adverse effect on our financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.  For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of PCSB Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of federal and state taxation, regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially retroactively, how we report our financial condition and results of operations as could our interpretation of those changes.

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

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Technology has lowered barriers to entry and made it possible for "non-

banks" to offer traditional bank products and services using innovative technological platforms such as Fintech and Blockchain. These "digital banks" may be able to achieve economies of scale and offer better pricing for banking products and services than we can. Our future success will depend, in part, on the ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, its financial condition and results of operations.

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

It is likely we will be required to transition away from the use of the London interbank offered rate (“LIBOR”) in the future.

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

The performance of our multifamily and mixed-use loans could be adversely impacted by regulation.

On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. While it is too early to measure the full long-term impact of the legislation, in total, it generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing the Company’s multi-family loans or the future net operating income of such properties could be potentially impaired.

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted and outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. The New York City Metropolitan area and environs have one of the highest incidence of COVID-19 in the nation, and the neighboring Tri-State area of New Jersey and Connecticut also has been particularly affected by COVID-19.  Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.  If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this Form 10-K could be exacerbated and the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers. Concern about the spread of COVID-19 has caused and may continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries and the agricultural industry, among other industries, have been particularly hurt by COVID-19. For additional details on the Company’s exposure to industries deemed more susceptible to these events, see the Management Discussion & Analysis section of this Form 10-K. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program under the CARES Act (“PPP”) whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. Additionally, it is the Company’s understanding that loans funded through PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through a provision for loan losses charged to earnings.

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

Legal Risk-Litigation related to the COVID-19 pandemic has been commenced against some banks. These lawsuits assert a variety of claims, including alleged mishandling of the Paycheck Protection Program, violations of executive orders and regulatory guidance prohibiting or limiting debt collection, evictions and foreclosures, discriminatory program administration, workplace safety claims and claims alleging minimization in securities filings of the COVID effect on operations. The Company is not a party to any such litigation, and we are not aware of any facts which may give rise to such litigation. While we believe our strong compliance and risk culture, proactive pandemic actions and clear communication with our customers employees and shareholders mitigate this legal risk, there can be no assurance that we will not become a party to COVID related litigation.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2020, we conducted business through our executive offices/headquarters in Yorktown Heights and our 15 banking offices located in Brewster (main banking office), Eastchester, Fishkill, Greenburgh, Jefferson Valley, Kent, Mahopac, Mount Kisco, Mount Vernon, New City, Pawling (2 branch offices), East White Plains, Somers, and Yorktown Heights, all of which are located in New York.  We own 4 and lease 11 of our properties.  At June 30, 2020, the net book value of our land, buildings, furniture, fixtures and equipment was $11.3 million. The Company’s and Bank’s executive offices/headquarters are located in a leased facility at 2651 Strang Blvd., Suite 100, Yorktown Heights, New York.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares of common stock are traded on the NASDAQ Capital Market under the symbol “PCSB”. The approximate number of shareholders of record of the Company’s common stock as of June 30, 2020 was 1,330.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is presented for the PCSB Financial Corporation 2018 Equity Incentive Plan as of June 30, 2020:

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

Issuer Purchases of Equity Securities

On June 20, 2019, the Board of Directors authorized the repurchase of up to 890,021 shares, or 5.0% of the Company’s common stock. As of February 19, 2020, the repurchase was completed, with the Company repurchasing $17.8 million or 890,021 shares at an average price of $19.99 per share of its common stock. On August 20, 2020, a repurchase program was authorized by the Board of Directors to repurchase up to 844,907 shares, or 5% of the Company’s common stock. Subsequent to June 30, 2020, and through September 9, 2020, the Company repurchased 96,900 shares of common stock, at an average cost of $13.07 per share.

The following table sets forth certain information with respect to stock repurchases during the quarter ended June 30, 2020:

Period	Total Shares of Common Stock Repurchased	Average Price Paid Per Common Share	Total Cost
(Dollars in thousands, except per share data)
April 1, 2020 through April 30, 2020	-	$-	$-
May 1, 2020 through May 31, 2020	-	-	-
June 1, 2020 through June 30, 2020	-	-	-
Total	-	$-	$-

Item 6. Selected Financial Data

The summary information presented below at or for each of the fiscal years presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At June 30,
	2020	2019	2018	2017	2016
	(in thousands)
Selected Financial Condition Data:
Total Assets	$1,791,929	$1,637,579	$1,480,187	$1,426,458	$1,262,071
Cash and cash equivalents	136,302	60,029	62,145	60,486	41,578
Securities held to maturity	275,772	345,545	353,183	383,551	270,679
Securities available for sale	37,426	72,228	105,504	111,889	112,351
Loans receivable, net	1,260,947	1,093,121	902,336	809,648	782,336
Goodwill and other intangible assets	6,335	6,429	6,539	6,665	6,808
Total Liabilities	1,518,216	1,356,272	1,192,628	1,146,612	1,152,122
Deposits	1,373,255	1,225,821	1,157,457	1,088,461	1,112,695
FHLB advances	106,089	111,216	18,841	42,598	20,081
Total shareholders' equity (total equity before June 30, 2017)	273,713	281,307	287,559	279,846	109,949

	For the Year Ended June 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$61,910	$53,447	$47,960	$40,958	$39,044
Interest expense	15,231	10,743	6,323	5,293	4,812
Net interest income	46,679	42,704	41,637	35,665	34,232
Provision for loan losses	3,064	808	414	823	1,859
Net interest income after provision	43,615	41,896	41,223	34,842	32,373
Non-interest income (1)	3,069	3,102	2,519	4,084	1,951
Non-interest expense (2)(3)	34,634	33,994	32,116	34,431	30,265
Income before income tax expense	12,050	11,004	11,626	4,495	4,059
Income tax expense (4)	2,691	2,686	5,022	1,266	1,133
Net income	$9,359	$8,318	$6,604	$3,229	$2,926

Earnings per share:
Basic	$0.60	$0.50	$0.39	N/A	N/A
Diluted	$0.60	$0.50	$0.39	N/A	N/A

(1)	Non-interest income for the year ended June 30, 2017 includes a $1.6 million settlement on an acquired loan.
(2)	Non-interest expense for the year ended June 30, 2016 includes merger expenses of $790,000.
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

	At or For the Year Ended June 30,
	2020	2019	2018	2017	2016
Selected Financial Ratios:
Return on average assets (1)	0.56%	0.55%	0.46%	0.25%	0.24%
Return on average equity (2)	3.36	2.92	2.33	2.14	2.59
Noninterest income to average assets	0.18	0.21	0.18	0.31	0.16
Noninterest expense to average assets	2.06	2.26	2.24	2.64	2.48
Interest rate spread	2.60	2.70	2.86	2.79	2.84
Net interest margin (3)	2.89	2.95	3.03	2.88	2.92
Efficiency ratio (4)	69.62	74.21	72.73	86.62	83.64
Dividend payout ratio (5)	27.47	26.24	7.63	n/a	n/a
Average interest-earning assets to average interest-bearing liabilities	130.68	134.34	135.94	122.32	120.01
Loans to deposits	91.82	89.17	77.96	74.38	70.31
Equity to assets (6)	16.54	19.00	19.80	11.59	9.27

Book value per common share	$16.20	$15.80	$15.83	15.41	n/a
Tangible book value per common share (4)	$15.82	$15.44	$15.47	15.04	n/a

Capital Ratios (PCSB Bank only):
Tier 1 capital (to adjusted total assets)	12.51%	13.81%	13.61%	13.70%	8.92%
Tier 1 capital (to risk-weighted assets)	16.98	17.96	21.11	21.70	13.47
Total capital (to risk-weighted assets)	16.98	17.96	21.11	21.70	13.96
Common equity Tier 1 capital (to risk-weighted assets)	17.65	18.45	21.62	22.30	13.47

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	0.68	0.52	0.54	0.63	0.51
Allowance for loan losses as a percent of non-performing loans	481.28	207.70	81.71	42.66	32.17
Net charge-offs (recoveries) to average outstanding loans during the period	0.01	0.01	0.08	(0.04)	0.23
Non-performing loans as a percent of total loans	0.14	0.25	0.66	1.48	1.60
Non-performing assets as a percent of total assets	0.10	0.24	0.44	0.92	1.07

Other Data:
Number of offices	15	15	15	15	15
Number of full-time equivalent employees	169	172	170	171	169

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	See “Non-GAAP Financial Measures” for a reconciliation of this measure.
(5)	Dividends declared per share divided by net income per share.
(6)	Represents average equity divided by average total assets.

Non-GAAP Financial Measures

Using non-GAAP financial measures can help investors in providing a more meaningful picture of the company’s performance and value. It can also provide additional insight into a company’s business beyond that found in the Financial Statements.

We identify “efficiency ratio” and “tangible book value per common share” as non-GAAP financial measures. In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, in the most directly comparable measure calculated and presented in accordance with GAAP.  Non-GAAP financial measures do not include operating and other statistical measures or ratios, or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measure that are not non-GAAP financial measures or both.

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

	For the Year Ended June 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Computation of Efficiency Ratio
Noninterest expense	$34,634	$33,994	$32,116	$34,431	$30,265

Net interest income	$46,679	$42,704	$41,637	$35,665	$34,232
Noninterest income	3,069	3,102	2,519	4,084	1,951
Total revenue	$49,748	$45,806	$44,156	$39,749	$36,183

Efficiency ratio	69.62%	74.21%	72.73%	86.62%	83.64%

	For the Year Ended June 30,
	2020	2019	2018	2017	2016
	(Amounts in thousands, except share and per share data)
Computation of Tangible Book Value per Common Share
Total shareholders' equity	$273,713	$281,307	$287,559	$279,846	$109,949
Adjustments:
Preferred stock	-	-	-	-	-
Common shareholders' equity	273,713	281,307	287,559	279,846	109,949
Adjustments:
Goodwill	(6,106)	(6,106)	(6,106)	(6,106)	(6,106)
Other intangible assets	(229)	(323)	(433)	(559)	(702)
Tangible common shareholders' equity	$267,378	$274,878	$281,020	$273,181	$103,141

Common shares outstanding	16,898,137	17,804,039	18,165,110	18,165,110	n/a

Book value per share (GAAP)	$16.20	$15.80	$15.83	$15.41	n/a
Adjustments:
Effects of intangible assets	(0.38)	(0.36)	(0.36)	(0.37)	n/a

Tangible book value per common share (Non-GAAP)	$15.82	$15.44	$15.47	$15.04	n/a

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This section is intended to help investors understand the consolidated financial performance of PCSB Financial through a discussion of the factors affecting our financial condition at June 30, 2020 and 2019 and our results of operations for the years ended June 30, 2020 and 2019. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this annual report.

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

Loan Portfolio

General. Loans are our primary interest-earning asset. At June 30, 2020, net loans represented 70.4% of our total assets. The following tables set forth certain information about our loan portfolio.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential	$255,382	20.14%	$265,167	24.17%	$250,578	27.67%	$217,778	26.77%	$226,073	28.79%
Commercial	807,106	63.65	651,396	59.38	495,265	54.70	437,651	53.80	385,827	49.14
Construction	11,053	0.87	13,231	1.21	17,352	1.92	22,404	2.75	25,050	3.19
Total	1,073,541	84.66	929,794	84.76	763,195	84.29	677,833	83.32	636,950	81.12
Commercial loans	164,257	12.95	133,614	12.18	104,135	11.50	93,631	11.50	106,738	13.60
Home equity lines of credit	29,838	2.35	33,204	3.03	37,395	4.13	41,927	5.15	41,180	5.24
Consumer and overdrafts	481	0.04	365	0.03	745	0.08	233	0.03	338	0.04
Total loans receivable	1,268,117	100.00%	1,096,977	100.00%	905,470	100.00%	813,624	100.00%	785,206	100.00%
Plus: net deferred loans origination costs and fees	1,469		1,808		1,770		1,174		1,172
Less: allowance for loan losses	(8,639)		(5,664)		(4,904)		(5,150)		(4,042)
Loans receivable, net	$1,260,947		$1,093,121		$902,336		$809,648		$782,336

Loan Maturity. The following tables set forth certain information at June 30, 2020 regarding the dollar amount of loan maturities for the periods indicated. The tables do not include scheduled amortization or any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below.

	At June 30, 2020
	Residential Mortgage Loans	Commercial Mortgage Loans	Construction Loans	Commercial Loans	Home equity Lines of Credit	Consumer and Overdrafts	Total Loans
	(in thousands)
Amounts due in:
One year or less	$42	$14,808	$10,144	$49,208	$-	$267	$74,457
More than one year through two years	179	8,326	909	46,596	-	20	56,030
More than two years through three years	551	13,593	-	9,808	-	95	24,047
More than three years through five years	1,803	49,221	-	21,289	42	99	72,454
More than five years through ten years	17,916	368,417	-	28,913	1,312	-	416,558
More than ten years through fifteen years	31,139	215,971	-	6,178	6,529	-	259,817
More than fifteen years	203,752	136,770	-	2,265	21,955	-	364,754
Total	$255,382	$807,106	$11,053	$164,257	$29,838	$481	$1,268,117

The following table sets forth the dollar amount of all loans at June 30, 2020 that are due after June 30, 2021 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed Rates	%	Floating or Adjustable Rates	%	Total
	(Dollars in thousands)
Residential mortgage loans	$219,055	85.79%	$36,285	14.21%	$255,340
Commercial mortgage loans	205,677	25.96	586,621	74.04	792,298
Construction loans	-	-	909	100.00	909
Commercial loans	92,238	80.17	22,811	19.83	115,049
Home equity lines of credit	187	0.63	29,651	99.37	29,838
Consumer and overdrafts	214	100.00	-	-	214
Total	$517,371	43.34%	$676,277	56.66%	$1,193,648

Loan Originations, Purchases and Sales. Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, referrals from customers, and other professionals. We generally originate loans for our portfolio rather than for sale in the secondary market.

We occasionally purchase whole loans and loan participation interests from other financial institutions, which consist of interests in commercial mortgage loans, multi-family mortgage loans and residential mortgages, primarily in our market area. At June 30, 2020, we had $215.3 million in purchased whole loan and participation interests.

 Asset Quality

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Management of asset quality is accomplished by internal controls, monitoring and reporting of key risk indicators, and both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk for the purpose of identifying loan weakness in order to minimize loan loss exposure. From the time of loan origination through final repayment, the borrowers on individual commercial real estate, construction and land development and commercial business loans are assigned a risk rating, including a collateral rating, based on pre-determined criteria and levels of risk. The borrower and collateral risk ratings are generally monitored annually, or more frequently should we become aware of a material adverse change in the borrower’s condition, and may change during the life of the loan as appropriate.

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

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30, 2020
	30-89 Days		90 Days or More
	Number of Loans	Carrying Amount	Number of Loans	Carrying Amount
	(Dollars in thousands)
Residential mortgage loans	3	$505	4	$806
Commercial mortgage loans	-	-	-	-
Construction	-	-	-	-
Commercial loans	1	76	-	-
Home equity lines of credit	1	44	3	338
Consumer and overdrafts	-	-	-	-
Total	5	$625	7	$1,144

	At June 30, 2019
	30-89 Days		90 Days or More
	Number of Loans	Carrying Amount	Number of Loans	Carrying Amount
	(Dollars in thousands)
Residential mortgage loans	2	$336	3	$795
Commercial mortgage loans	-	-	1	568
Construction loans	-	-	-	-
Commercial loans	1	150	-	-
Home equity lines of credit	2	411	3	608
Consumer and overdrafts	-	-	1	1
Total	5	$897	8	$1,972

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

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At June 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans	$1,457	$1,331	$1,911	$4,357	$5,881
Commercial mortgage loans	-	568	794	497	300
Construction loans	-	-	2,260	3,661	144
Commercial loans	-	150	788	2,959	5,048
Home equity lines of credit	338	677	349	598	602
Consumer and overdrafts	-	-	-	-	584
Total	1,795	2,726	6,102	12,072	12,559
Accruing loans past due 90 days or more:
Residential mortgage loans	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-
Construction loans	-	-	-	-	-
Commercial loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Consumer and overdrafts	-	1	-	-	4
Total	-	1	-	-	4
Total non-performing loans	1,795	2,727	6,102	12,072	12,563
Foreclosed real estate	-	1,158	460	977	905
Total non-performing assets	$1,795	$3,885	$6,562	$13,049	$13,468

Total non-performing loans to total loans	0.14%	0.25%	0.67%	1.48%	1.60%
Total non-performing assets to total assets	0.10%	0.24%	0.44%	0.91%	1.07%

Interest income that would have been recorded for the year ended June 30, 2020 had non-accruing loans been current according to their original terms, amounted to $71,000.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These loans are not classified as impaired. At June 30, 2020, other potential problem loans totaled $10.0 million.

Additionally, as detailed in Note 4 to the consolidated financial statements, in association with the COVID-19 pandemic, including the New York State Department of Financial Services emergency regulations on providing consumer and small business payment accommodations, the Company has granted loan payment deferrals, generally for a 90-day period, for 320 loans totaling $216.2 million as of June 30, 2020. A vast majority of these loans were performing according to their contractual terms prior to modification, and thus are not reported as nonperforming as of June 30, 2020, however the potential impact of the COVID-19 pandemic causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms following the deferral period provided by the modification.

Classified Assets. The following table sets forth information regarding our classified assets, as defined under applicable regulatory standards, at the dates indicated.

	At June 30,
	2020	2019
	(in thousands)
Special mention	$4,562	$11,716
Substandard	7,338	8,460
Doubtful	-	-
Loss	-	-
Total	$11,900	$20,176

COVID-19 Related Loan Payment Deferrals. The COVID-19 pandemic has created extensive disruptions to the local economy and our customers. In accordance with emergency regulations promulgated by New York State Department of Financial Services, financial institutions are required to provide payment accommodations, which may include payment deferrals, to any consumer and small businesses who can demonstrate financial hardship caused by COVID-19. Throughout the pandemic and as of August 31, 2020, the Company has granted loan payment deferrals for 109 residential mortgage loans and home equity line of credit totaling $31.3 million, as well as deferrals for 211 commercial mortgage, commercial loan and construction loans totaling $181.2 million. The table below summarizes the deferrals granted and their status as of August 31, 2020 (dollar amounts in thousands):

			Remain on deferral as of 8/31/20			Scheduled to resume payments on or before 8/31/2020
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	% of Total Amount Granted Deferral	Number of loans	Recorded Investment	% of Total Amount Granted Deferral	% of Loans 30 Days or More Past Due
Consumer	109	$31,315	21	$7,926	25.3%	88	$23,389	74.7%	-%
Commercial	211	181,238	13	19,256	10.6	198	161,982	89.4	0.3
Total	320	$212,553	34	$27,182	12.8%	286	$185,371	87.2%	0.3%

Of those loans still on deferral as of August 31, 2020, $9.2 million are currently scheduled to resume payments prior to September 30, 2020, with the remainder scheduled to resume payments prior to December 31, 2020. As our borrowers’ financial condition and individual circumstances are assessed in the coming weeks and months, additional payment deferrals may be granted.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$5,664	$4,904	$5,150	$4,042	$3,921
Provision for loan losses	3,064	808	414	823	1,859
Charge-offs:
Residential mortgage loans	31	-	136	275	400
Commercial mortgage loans	-	129	-	-	10
Construction loans	-	-	997	108	-
Commercial loans	181	-	54	743	1,677
Home equity lines of credit	-	-	60	-	24
Consumer and overdrafts	51	34	23	3	22
Total charge-offs	$263	$163	$1,270	$1,129	$2,133
Recoveries:
Residential mortgage loans	9	10	1	70	-
Commercial mortgage loans	125	-	370	19	178
Construction loans	-	96	-	-	192
Commercial loans	20	2	220	1,321	25
Home equity lines of credit	12	-	19	-	-
Consumer and overdrafts	8	7	-	4	-
Total recoveries	174	115	610	1,414	395
Net charge-offs (recoveries)	89	48	660	(285)	1,738
Allowance for loan losses at end of period	$8,639	$5,664	$4,904	$5,150	$4,042
Allowance for loan losses to non-performing loans at end of period	481.28%	207.70%	80.37%	42.66%	32.17%
Allowance for loan losses to total loans outstanding at end of period	0.69%	0.52%	0.54%	0.63%	0.51%
Net charge-offs (recoveries) to average loans outstanding during period	0.01%	0.01%	0.08%	(0.04)%	0.23%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2020			2019
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$373	4.32%	20.14%	$446	7.87%	24.17%
Commercial mortgage loans	6,913	80.02	63.65	3,853	68.03	59.38
Construction loans	165	1.91	0.87	159	2.81	1.21
Commercial loans	1,124	13.01	12.95	1,130	19.95	12.18
Home equity lines of credit	60	0.69	2.35	65	1.15	3.03
Consumer and overdrafts	4	0.05	0.04	11	0.19	0.03
Total	$8,639	100.00%	100.00%	$5,664	100.00%	100.00%

	At June 30,
	2018			2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$459	9.36%	27.67%	$386	7.50%	26.77%	$237	5.86%	28.79%
Commercial mortgage loans	3,073	62.66	54.70	2,589	50.26	53.80	2,149	53.17	49.14
Construction loans	505	10.30	1.92	1,150	22.33	2.75	269	6.66	3.19
Commercial loans	780	15.91	11.50	949	18.43	11.50	1,313	32.48	13.60
Home equity lines of credit	80	1.63	4.13	76	1.48	5.15	73	1.81	5.24
Consumer and overdrafts	7	0.14	0.08	-	-	0.03	1	0.02	0.04
Total	$4,904	100.00%	100.00%	$5,150	100.00%	100.00%	$4,042	100.00%	100.00%

The Company has taken actions to identify, assess and address its COVID-19-related credit exposure. Many factors are unknown, including the length of the resulting economic shutdown and phased re-opening imposed by New York State and other neighboring states, the impacts of the government fiscal and monetary relief measures, including payment deferral programs, as well as the long-term impacts COVID-19 may have on our consumer and commercial borrowers. The following table provides the Company’s commercial and construction exposures to those industries the Company believes to be the most directly and significantly impacted by the pandemic:

Industry Sector:	Total Balance Outstanding as of June 30, 2020 (1) (amounts in thousands)	% of Total Loans Receivable	% Secured by Real Estate Collateral	% Receiving Payment Assistance (4)	Loan-to-Value % (5)
Retail (2)	$140,086	11.1%	98.1%	31.9%	51.8%
Mixed-use with retail component	105,054	8.3	100.0	21.4	52.9
Hotels and accommodation services (3)	39,455	3.1	100.0	44.4	56.4
Food service (incl. restaurants)	26,596	2.1	96.2	49.1	56.2
Arts, entertainment and recreation	10,296	0.8	97.1	29.1	57.4
Total	$321,487	25.5%	98.8%	31.3%	53.3%

(1)	Excludes PPP loan exposures.
(2)	Includes $77.0 million of loans supported by properties with credit-rated or anchored tenants.
(3)	Includes one construction relationship with an outstanding balance of $3.7 million. Includes $7.4 million in loans that have paid off in full subsequent to June 30, 2020.
(4)

Assistance is in association with COVID-19 payment modification/deferral programs; 99.7% of loans receiving assistance presented in the table above are secured by real estate, with a weighted average loan-to-value ratio of 59.9% as of June 30, 2020.

(5)	Generally based on collateral values upon origination.

As of June 30, 2020, the Company has no exposure to leveraged lending, shared national credits, energy exploration or credit cards.

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

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At June 30,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Securities held to maturity:
U.S. Government and agency obligations	$42,001	$42,450	$96,545	$96,491	$122,048	$119,774
Corporate and other debt securities	52,790	51,612	34,033	33,753	4,000	3,874
Mortgage-backed securities – residential	117,160	121,434	133,602	134,048	140,478	135,664
Mortgage-backed securities – collateralized mortgage obligations	45,047	46,503	52,940	53,104	53,547	51,732
Mortgage-backed securities – commercial	18,774	19,498	28,425	28,847	33,110	32,144
Total	$275,772	$281,497	$345,545	$346,243	$353,183	$343,188
Securities available for sale:
U.S. Government and agency obligations	$11,002	$11,049	$37,027	$36,911	$64,389	$63,430
Corporate and other debt securities	5,038	5,120	8,349	8,360	8,406	8,235
Mortgage-backed securities – residential	20,844	21,257	27,115	26,957	34,619	33,807
Total	$36,884	$37,426	$72,491	$72,228	$107,414	$105,472

At June 30, 2020, we had no investments in a single issuer, other than securities issued by the U.S. government and government agencies, which had an aggregate book value in excess of 10% of our shareholders’ equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2020. The tables do not include any estimate of principal payments or prepayments that significantly shorten the average life of mortgage-backed securities. Certain mortgage-backed securities, corporate and other debt securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the following table. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity. At June 30, 2020, we did not have any investments in any private-label collateralized mortgage obligations.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government and agency obligations	$15,001	1.57%	$27,000	1.08%	$-	-%	$-	-%	$42,001	$42,450	1.25%
Corporate and other debt securities	-	-	5,000	4.25	38,633	4.79	9,157	2.47	52,790	51,612	4.34
Mortgage-backed securities – residential	-	-	11,518	2.32	23,520	2.08	82,122	2.32	117,160	121,434	2.27
Mortgage-backed securities – collateralized mortgage obligations	-	-	-	-	5,988	1.93	39,059	2.30	45,047	46,503	2.25
Mortgage-backed securities – commercial	1,741	2.18	15,085	2.44	1,948	3.30	-	-	18,774	19,498	2.51
Total	$16,742	1.63%	$58,603	1.94%	$70,089	3.59%	$130,338	3.33%	$275,772	$281,497	2.53%
Securities available for sale:
U.S. Government and agency obligations	$10,002	1.59%	$1,000	1.35%	$-	-%	$-	-%	$11,002	$11,049	1.57%
Corporate and other debt securities	-	-	5,038	2.15	-	-	-	-	5,038	5,120	2.15
Mortgage-backed securities – residential	-	-	2,560	2.21	-	-	18,284	1.07	20,844	21,257	1.21
Total	$10,002	1.59%	$8,598	2.08%	$-	-%	$18,284	1.07%	$36,884	$37,426	1.45%

Other-than-temporary Impairment. Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended June 30, 2020 or 2019.

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

	At June 30,
	2020		2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non interest-bearing demand accounts	$191,898	13.97%	$141,379	11.53%
NOW Accounts	151,797	11.05	123,069	10.04
Money market accounts	239,942	17.47	148,134	12.08
Savings accounts	343,352	25.01	357,844	29.20
Time deposits
Less than $100,000	176,732	12.87	183,607	14.98
Greater than or equal to $100,000	269,534	19.63	271,788	22.17
Total	$1,373,255	100.00%	$1,225,821	100.00%

      At June 30, 2020 and 2019, we had municipal deposits of $44.1 million and $40.1 million, respectively. Additionally, as of June 30, 2020 and 2019, deposits included $67.5 million and $77.5 million, respectively, of brokered time deposits with remaining maturities of between 6 and 44 months.

The following table indicates the amount of jumbo time deposits by time remaining until maturity at June 30, 2020.  Jumbo time deposits require minimum deposits of $100,000.

Maturity Period	Dollar Amount
(in thousands)
Three months or less	$34,876
Over three through six months	48,182
Over six through twelve months	78,950
Over twelve months	107,526
Total	$269,534

The following tables set forth time deposit accounts classified by rate and maturity at June 30, 2020.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$60,851	$16,306	$862	$2,035	$80,054	17.94%
1.01 - 2.00%	109,789	36,874	23,180	28,330	198,173	44.41
2.01 - 3.00%	99,794	10,591	8,116	49,334	167,835	37.60
3.01 - 4.00%	-	-	102	102	204	0.05
Total	$270,434	$63,771	$32,260	$79,801	$446,266	100.00%

Borrowings

We primarily utilize advances from the FHLB of New York to supplement our supply of investable funds. At June 30, 2020 we had the ability to borrow up to $218.4 million from the FHLB of New York, of which $106.1 million was outstanding as of June 30, 2020. Additionally, as of June 30, 2020, we had an available line of credit with the FRB of New York’s discount window program of $108.7 million as well as $25.0 million of fed funds lines of credit, neither of which had outstanding balances as of June 30, 2020. The following table sets forth information concerning our FHLB borrowings at the dates and for the periods indicated.

	Year Ended June 30,
	2020	2019
	(Dollars in thousands)
Maximum balance outstanding at any month-end during period:	$156,206	$111,216
Average balance outstanding during period:	111,008	24,117
Weighted average interest rate during period:	2.21%	2.34%
Balance outstanding at end of period:	$106,089	$111,216
Weighted average interest rate at end of period:	1.95%	2.36%

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

	Year ended June 30,
	2020			2019
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$1,198,449	$52,107	4.35%	$924,182	$41,619	4.50%
Investment securities	346,569	8,870	2.56	444,024	10,022	2.26
Other interest-earning assets	69,371	933	1.34	77,303	1,806	2.34
Total interest-earning assets	1,614,389	61,910	3.83	1,445,509	53,447	3.70
Non-interest-earning assets	69,268			57,039
Total assets	$1,683,657			$1,502,548

Liabilities and equity:
NOW accounts	$127,091	270	0.21	$118,286	210	0.18
Money market accounts	177,052	1,647	0.93	107,680	1,216	1.13
Savings accounts and escrow	350,897	866	0.25	411,251	1,019	0.25
Time deposits	469,336	9,992	2.13	414,676	7,732	1.86
Total interest-bearing deposits	1,124,376	12,775	1.14	1,051,893	10,177	0.97
FHLB advances	111,008	2,456	2.21	24,117	566	2.34
Total interest-bearing liabilities	1,235,384	15,231	1.23	1,076,010	10,743	1.00
Non-interest-bearing deposits	148,262			133,143
Other non-interest-bearing liabilities	21,563			8,108
Total liabilities	1,405,209			1,217,261
Total shareholders' equity	278,448			285,287
Total liabilities and shareholders' equity	$1,683,657			$1,502,548

Net interest income		$46,679			$42,704
Interest rate spread			2.60			2.70
Net interest margin			2.89			2.95
Average interest-earning assets to interest-bearing liabilities	130.68%			134.34%

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

	Year ended June 30, 2020 Compared to 2019
	Increase (Decrease) Due to
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$(1,614)	$12,102	$10,488
Investment securities	276	(1,428)	(1,152)
Other interest-earning assets	(705)	(168)	(873)
Total interest-earning assets	(2,043)	10,506	8,463

Interest expense:
NOW accounts	43	17	60
Money market accounts	(244)	675	431
Savings and escrow accounts	44	(197)	(153)
Time deposits	1,173	1,087	2,260
FHLB advances	(34)	1,924	1,890
Total interest-bearing liabilities	982	3,506	4,488

(Decrease) increase in net interest income	$(3,025)	$7,000	$3,975

Comparison of Financial Condition at June 30, 2020 and June 30, 2019

Total Assets. Total assets increased $154.4 million, or 9.4%, to $1.79 billion at June 30, 2020 from $1.64 billion at June 30, 2019. The increase is primarily the result of increases of $167.8 million in net loans receivable, $76.3 million in cash and cash equivalents and $9.1 million in premises and equipment, partially offset by decreases of $69.7 million in held to maturity securities and $34.8 million in securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents increased $76.3 million, or 127.1%, to $136.3 million at June 30, 2020 from $60.0 million at June 30, 2019. The increase is primarily due to a $147.4 increase in deposits and a $104.6 million decrease in total investment securities, partially offset by a $167.8 million increase in loans receivable and a $5.1 million decrease in FHLB advances.

Securities Held to Maturity. Total securities held to maturity decreased $69.7 million, or 20.2%, to $275.8 million at June 30, 2020 from $345.5 million at June 30, 2019. This decrease was caused primarily by $54.5 million of calls and maturities, net of purchases of U.S. government and agency obligations and $45.5 million of amortization of mortgage-backed securities, partially offset by net purchases of corporate and other bonds and mortgage-backed securities of $18.8 million and $11.5 million, respectively.

Securities Available for Sale. Total securities available for sale decreased $34.8 million, or 48.2%, to $37.4 million at June 30, 2020 from $72.2 million at June 30, 2019. This decrease was primarily due to $26.0 million in maturities of U.S. government and agency obligations, amortization and sales, net of purchases of mortgage-backed securities of $6.3 million and purchases net of sales of corporate bonds of $3.3 million, partially offset by a $805,000 increase in net unrealized gains.

Net Loans Receivable. Net loans receivable increased $167.8 million, or 15.4%, to $1.26 billion at June 30, 2020 from $1.09 billion at June 30, 2019. The increase in loans receivable was the result of $206.3 million of non-PPP loan originations, $49.6 million of PPP loan originations and $47.9 million of loan purchases, partially offset by $136.0 million of net amortization, repayments and other loan activity. Commercial mortgage loans and commercial loans increased $155.7 million and $30.6 million, respectively, while all other loans had a net decrease of $18.5 million. The increase in commercial loans includes $49.6 million of PPP loans originated in the fourth quarter.

Premises and Equipment. Premises and equipment, net, increased $9.1 million, to $20.9 million at June 30, 2020 from $11.8 million at June 30, 2019. This increase is primarily the result of an $11.9 million net increase in lease assets (a net increase in lease liabilities of $12.0 million was recorded in other liabilities) associated with the adoption of ASU 2016-02 and the acquisition of $1.5 million in lease assets and other premises and equipment during the year, partially offset by $13.6 million in amortization and depreciation.

Deposits. Total deposits increased $147.4 million, or 12.0%, to $1.37 billion at June 30, 2020 as compared to $1.23 billion at June 30, 2019. This increase primarily reflects increases of $91.8 million in money market accounts, $50.5 million in demand deposits and $28.7 million in NOW accounts, partially offset by $14.5 million decrease in savings accounts and $9.1 million in time deposits. A majority of the growth in deposits, $93.7 million or 7.3%, occurred in the fourth quarter, likely the result of numerous economic trends associated with COVID-19, including reduced consumer and commercial spending, various forms of government stimulus and volatile stock market performance.

Federal Home Loan Bank Advances. FHLB advances decreased $5.1 million, or 4.6%, to $106.1 million at June 30, 2020 as compared to $111.2 million at June 30, 2019. This decrease is primarily due to $50.0 million of net repayments of short-term advances and $5.1 million of repayments of long-term amortizing advances, partially offset by $50.0 million of additional long-term advances.

Total Shareholder’s Equity. Total shareholders’ equity decreased $7.6 million, or 2.7%, to $273.7 million at June 30, 2020 from $281.3 million at June 30, 2019.  This decrease was primarily due to the repurchase of $18.1 million (905,902 shares) of common stock, $2.6 million of cash dividends declared and paid and $1.3 million of other comprehensive loss, partially offset by net income of $9.4 million, as well as $5.0 million of stock-based compensation and reduction in unearned ESOP shares for plan shares earned during the period. During the year-ended June 30, 2020 the Company repurchased 890,021 shares at an average price of $19.99 per share. As of August 20, 2020, a repurchase plan was authorized to repurchase up to 844,907 shares, or 5% of the Company’s outstanding common stock. At June 30, 2020, the Company’s book value per share and tangible book value per share were $16.20 and $15.82, respectively, compared to $15.80 and $15.44, respectively, at June 30, 2019. At June 30, 2020, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Comparison of Operating Results for the Year Ended June 30, 2020 and 2019

General. Net income increased $1.1 million, or 12.5%, to $9.4 million for the year ended June 30, 2020 compared to $8.3 million for the year ended June 30, 2019. The increase was primarily due to a $4.0 million increase in net interest income, partially offset by $2.3 million increase in the provision for loan losses and a $640,000 increase in noninterest expense.

Net Interest Income. Net interest income increased $4.0 million, or 9.3%, to $46.7 million for the year ended June 30, 2020 compared to $42.7 million for the year ended June 30, 2019. The increase primarily reflects a $168.9 million increase in average interest-earning assets, partially offset by a 6 basis point decrease in net interest margin to 2.89% for the year ended June 30, 2020 compared to 2.95% for the year ended June 30, 2019. The increase in average interest-earning assets reflects a $274.3 million increase in average loans receivable, partially offset by a $97.5 million decrease in average investment securities and a $7.9 million decrease in average other interest earning assets. Despite continued asset growth and a higher yielding asset mix, which resulted in a 13 basis point increase in the yield on interest earning assets, the interest rate spread has been impacted by rising funding costs due to higher average short-term interest rates along with competitive pricing, which caused a 23 basis point increase in the average cost of interest-bearing liabilities, resulting in net interest margin compression.

Interest and Dividend Income. Interest and dividend income increased $8.5 million, or 15.8%, to $61.9 million for the year ended June 30, 2020 compared to $53.4 million for the year ended June 30, 2019. The increase primarily reflects a $168.8 million increase in total average interest-earning assets and a 13 basis point increase in the yield on total interest-earning assets.

Interest income on loans receivable increased $10.5 million, or 25.2%, primarily due to a $274.3 million increase in the average balance of loans receivable to $1.20 billion for the year ended June 30, 2020 from $924.2 million for the same period last year, partially offset by a 15 basis point decrease in the average yield on loans to 4.35% for the year ended June 30, 2020 from 4.50% for the same period last year, as growth in higher yielding loan products, such as commercial mortgages, were more than offset by decreases in market interest rates.

Interest income on investment securities decreased $1.2 million, or 11.5%, primarily due to a $97.5 million decrease in the average balance of investment securities to $346.6 million for the year ended June 30, 2020 from $444.0 million for the same period last year, partially offset by a 30 basis point increase in the average yield on investment securities to 2.56% for the year ended June 30, 2020 from 2.26% for the same period last year. The decrease in the average balance of investment securities is the result of the Company utilizing securities portfolio runoff to fund loan growth. The increase in yield is a result of prepayment income earned in the current year as well as a more profitable asset mix as higher yielding corporate bonds and mortgage-backed securities increased as a percentage of the total portfolio.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $873,000, or 48.3%, primarily due to a 100 basis point decrease in the average yield on other interest-earning assets to 1.34% for the year ended June 30, 2020, from 2.34% for the same period last year and a $7.9 million decrease in the average balance of other interest-earning assets to $69.4 million for the year ended June 30, 2020 compared to $77.3 million for the year ended June 30, 2019. The decrease in the yield on other interest-earning assets was primarily due to a decrease in market interest rates, specifically fed funds.

Interest Expense. Interest expense increased $4.5 million, or 41.8%, to $15.2 million for the year ended June 30, 2020 compared to $10.7 million for the year ended June 30, 2019. The increase primarily reflects a $159.4 million increase in the average balance of interest-bearing liabilities to $1.24 billion for the year ended June 30, 2020 from $1.08 billion for the same period last year, and a 23 basis point increase in the average cost of interest-bearing liabilities to 1.23% for the year ended June 30, 2020 from 1.00% for the same period last year.

Interest expense on interest-bearing deposits increased $2.6 million, or 25.5%, primarily due to a $72.5 million increase in the average balance to $1.12 billion for the year ended June 30, 2020 from a $1.05 billion for the year ended June 30, 2019 and a 17 basis point increase in the average cost of interest-bearing deposits to 1.14% for the year ended June 30, 2020 from 0.97% for the same period last year. The increase in the average rate paid on interest-bearing deposits was primarily caused by rising funding costs due to short-term interest rates increases experienced in the prior year along with competitive pricing. The Company has experienced a shift in deposit mix over the past several quarters as customers in generally lower rate savings products moved to generally higher rate money market and time deposits, however the pace of this shift has slowed and reversed in the most recent quarter. In response to the significant decrease in market interest rates in mid-March, deposit rate reductions were implemented, the effects of which have begun to be realized in fourth quarter results. At June 30, 2020, the weighted average cost of interest-bearing deposits was 0.85%.

Interest expense on FHLB advances increased $1.9 million, primarily due to a $86.9 million increase in the average balance to $111.0 million for the year ended June 30, 2020 from $24.1 million for the same period last year, partially offset by a 13 basis point decrease in the average cost to 2.21% for the year ended June 30, 2020 from 2.34% for the same period last year.

Provision for Loan Losses. The provision for loan losses was $3.1 million for the year ended June 30, 2020, compared to $808,000 for the year ended June 30, 2019. The increase is primarily due to loan portfolio growth and a $1.9 million increase in qualitative reserves as the Company continues to assess the economic impacts the COVID-19 pandemic has had on our local economy and loan portfolio. This qualitative reserve is equal to 0.16% of total loans (excluding PPP loans) and resulted in a 28.4% increase to allowance for loan losses. The allowance for loan loss as of June 30, 2020 was 0.68% (or 0.71% excluding PPP loans) of total loans. Loans classified as substandard or doubtful totaled $7.3 million, a decrease of $1.1 million, or 13.3%, from June 30, 2019. Non-performing loans as a percent of total loans receivable was 0.14% as of June 30, 2020, a decrease from 0.25% as of June 30, 2019. Charge-offs, net of recoveries, were $89,000 and $48,000 for the year ended June 30, 2020 and 2019, respectively.

Noninterest Income. Noninterest income decreased $33,000, or 1.1%, to $3.1 million for the year ended June 30, 2020 compared to June 30, 2019. The decrease was caused primarily by decreases of $366,000 in fees and service charges, $155,000 in gain on sale of bank premises, and $24,000 in net gains on sale of securities, partially offset by increases of $477,000 in swap income and $63,000 gain on sale of foreclosed real estate. The reduction in fees and service charge income was primarily due to the combined effects of reduced customer transaction activity as a result of “stay-at-home” orders issued by New York and surrounding states and our waiver of certain overdraft fees, ATM usage fees, wire and CD early withdrawal fees in response to COVID-19, as required by emergency regulations promulgated by the New York State Department of Financial Services. The Company began waiving such fees in accordance with this guidance on or about March 20, 2020, with approximately $197,000 in fees waived or lost in the current year. The Company reinstituted these fees on July 15, 2020, however, we expect to continue to be subject to some level of reduced customer activity and waivers based on customer-specific circumstances. The remaining decrease in fees and service charges was due to a $152,000 decrease in early CD withdrawal fees as the low interest rate environment has reduced the occurrence of early withdrawals.

Noninterest Expense. Noninterest expense increased $640,000, or 1.9%, to $34.6 million for the year ended June 30, 2020 compared to $34.0 million for the year ended June 30, 2019. The increase was caused primarily by a $1.3 million increase in salaries and benefits expense and $5,000 in all other expenses, partially offset by decreases of $334,000 in FDIC assessment costs and $354,000 in other post-retirement benefit costs. The increase in salaries and benefits was primarily due to a $1.2 million increase in stock-based compensation as the current compensation plan was implemented midway through the prior year period. During the current year, the Bank applied small bank assessment credits of $314,000 which mostly offset the Bank’s FDIC assessment for the current year.

Income Tax Expense. Income tax expense increased $5,000, or 0.2%, for the year ended June 30, 2020 in comparison to the year ended June 30, 2019. The increase was caused primarily by higher pre-tax income, partially offset by a lower effective tax rate. The effective income tax rate was 22.3% for the year ended June 30, 2020 as compared to 24.4% for the year ended June 30, 2019.

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

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of equity ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100 and 200 basis points from current market rates and that interest rates decrease 50 and 100 basis points from current market rates. Based on recent decreases in the fed funds rate, as of June 30, 2020 we have removed the 200 basis point decrease scenario in favor of a 50 basis point decrease to evaluate NPV.

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at June 30, 2020 and 2019. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
June 30, 2020:
200	$285,720	$(20,631)	(6.7)%	16.42%	(40)
100	304,004	(2,347)	0.8	17.03	21
-	306,351	-	-	16.82	-
(50)	312,596	6,245	2.0	16.99	17
(100)	323,494	17,143	5.6	17.44	62

June 30, 2019:
200	$286,711	$(39,593)	(12.1)%	18.52%	(143)
100	309,974	(16,330)	(5.0)	19.45	(50)
-	326,304	-	-	19.95	-
(100)	330,749	4,445	1.4	19.79	(16)
(200)	329,929	3,625	1.1	19.39	(56)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2020, cash and cash equivalents totaled $136.3 million, an increase from $60.0 million as of June 30, 2019. Securities classified as available for sale, which provide an additional source of liquidity, totaled $13.9 million at June 30, 2020, a decrease from $72.2 million as of June 30, 2019.

We had the ability to borrow up to $218.4 million from the FHLB of New York, at June 30, 2020, of which $106.1 million was outstanding as of June 30, 2020. Additionally, as of June 30, 2020, we had an available line of credit with the FRB of New York’s discount window program of $108.7 million as well as $25.0 million of fed funds lines of credit, neither of which had outstanding balances as of June 30, 2020.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the FHLB of New York or the Federal Reserve Bank of New York.

We had $48.1 million of loan commitments outstanding as of June 30, 2020, and $141.1 million of approved, but unadvanced, funds to borrowers. We also had $1.8 million in outstanding letters of credit at June 30, 2020.

Time deposits due within one year of June 30, 2020 totaled $270.5 million, an increase of $48.7 million from $221.8 million as of June 30, 2019. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at June 30, 2020. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity is needed for financing and investing activities. The following table sets forth our primary investing and financing activities for the periods presented.

	Year ended June 30,
	2020	2019
	(in thousands)
Investing activities:
Loan purchases	$(44,065)	$(101,011)
Disbursement for loan originations, net of principal repayments	(127,125)	(91,856)
Proceeds from maturities and calls of securities held to maturity	126,237	64,988
Proceeds from maturities and calls of securities available for sale	33,017	20,711
Proceeds from sales of securities available for sale	4,245	14,021
Purchases of securities held to maturity	(55,183)	(57,925)
Purchases of securities available for sale	(1,954)	-
Financing activities:
Net increase in deposits	147,434	68,276
(Decrease) increase in FHLB advances	(5,127)	92,375
Repurchase of common stock	(17,789)	(18,305)

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. The Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Company is governed by applicable law and regulations. At June 30, 2020, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $41.2 million.

Capital Resources. PCSB Bank is subject to various regulatory capital requirements administered by the NYSDFS and the FDIC. At June 30, 2020, PCSB Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 15 of Notes to the Consolidated Financial Statements.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

PCSB Financial Corporation and Subsidiaries

Yorktown Heights, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PCSB Financial Corporation and Subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2007.

New York, New York

September 11, 2020

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	June 30,
	2020	2019
ASSETS
Cash and due from banks	$135,045	$58,756
Federal funds sold	1,257	1,273
Total cash and cash equivalents	136,302	60,029
Investment securities:
Held to maturity debt securities, at amortized cost (fair value of $281,497 and $346,243, respectively)	275,772	345,545
Available for sale debt securities, at fair value	37,426	72,228
Total investment securities	313,198	417,773
Loans receivable, net of allowance for loan losses of $8,639 and $5,664, respectively	1,260,947	1,093,121
Accrued interest receivable	6,880	4,797
FHLB stock	6,308	6,255
Premises and equipment, net	20,853	11,802
Deferred tax asset, net	3,129	2,478
Foreclosed real estate	-	1,158
Bank-owned life insurance	25,019	24,291
Goodwill	6,106	6,106
Other intangible assets	229	323
Other assets	12,958	9,446
Total assets	$1,791,929	$1,637,579
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,181,357	$1,084,442
Non interest-bearing deposits	191,898	141,379
Total deposits	1,373,255	1,225,821
Mortgage escrow funds	10,123	9,355
Advances from FHLB	106,089	111,216
Other liabilities	28,749	9,880
Total liabilities	1,518,216	1,356,272
Commitments and contingencies (Notes 1 and 9)	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2020 and June 30, 2019)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,712,295 shares issued as of June 30, 2020 and June 30, 2019, respectively, 16,898,137 and 17,804,039 shares outstanding as of June 30, 2020 and June 30, 2019, respectively)	187	187
Additional paid in capital	186,200	182,129
Retained earnings	141,288	134,500
Unearned compensation - ESOP	(11,145)	(12,114)
Accumulated other comprehensive loss, net of income taxes	(6,403)	(5,090)
Treasury stock, at cost (1,814,158 and 908,256 shares as of June 30, 2020 and June 30, 2019, respectively)	(36,414)	(18,305)
Total shareholders' equity	273,713	281,307
Total liabilities and shareholders' equity	$1,791,929	$1,637,579

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	Year Ended June 30,
	2020	2019
Interest and dividend income
Loans receivable	$52,107	$41,619
Investment securities	8,870	10,022
Federal funds and other	933	1,806
Total interest and dividend income	61,910	53,447

Interest expense
Deposits and escrow interest	12,775	10,177
FHLB advances	2,456	566
Total interest expense	15,231	10,743
Net interest income	46,679	42,704
Provision for loan losses	3,064	808
Net interest income after provision for loan losses	43,615	41,896
Noninterest income
Fees and service charges	1,397	1,763
Swap income	984	507
Bank-owned life insurance	528	544
Gains on sales of securities, net	38	62
Other	122	226
Total noninterest income	3,069	3,102
Noninterest expense
Salaries and employee benefits	22,934	21,611
Occupancy and equipment	5,223	5,185
Communications and data processing	2,061	1,953
Professional fees	1,739	1,551
Postage, printing, stationary and supplies	584	586
Advertising	400	349
Amortization of intangible assets	94	110
FDIC assessment	87	421
Loss on other receivable	-	90
Other operating expenses	1,512	2,138
Total noninterest expense	34,634	33,994
Net income before income tax expense	12,050	11,004
Income tax expense	2,691	2,686
Net income	$9,359	$8,318
Earnings per common share:
Basic	$0.60	$0.50
Diluted	$0.60	$0.50
Weighted average common shares outstanding:
Basic	15,648,627	16,492,760
Diluted	15,674,169	16,527,117

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(amounts in thousands)

	Year Ended June 30,
	2020	2019
Net Income	$9,359	$8,318

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	826	1,741
Reclassification adjustment for gains realized in net income	(21)	(62)
Net change in unrealized gains/losses	805	1,679
Tax effect	(168)	(352)
Net of tax	637	1,327

Defined benefit pension plan:
Net loss arising during the period	(3,428)	(486)
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	929	1,144
Net change in unrealized gains/losses	(2,499)	658
Tax effect	525	(139)
Net of tax	(1,974)	519

Supplemental retirement plans:
Net loss arising during the period	(13)	(19)
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	45	36
Net change in unrealized gains/losses	32	17
Tax effect	(8)	(3)
Net of tax	24	14

Total other comprehensive (loss) income	(1,313)	1,860

Comprehensive income	$8,046	$10,178

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(amounts in thousands, except share and per share data)

							Accumulated
			Additional		Unallocated		Other
	Number of	Common	Paid-In	Retained	Common Stock	Treasury Stock,	Comprehensive	Total
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2018	18,165,110	$182	$179,045	$128,365	$(13,083)	$-	$(6,950)	$287,559
Net Income	-	-	-	8,318	-	-	-	8,318
Other comprehensive income	-	-	-	-	-	-	1,860	1,860
Common stock dividends declared ($0.13 per share)	-	-	-	(2,183)	-	-	-	(2,183)
Repurchase of common stock	(908,256)	-	-	-	-	(18,305)	-	(18,305)
Restricted stock awards granted	547,185	5	(5)	-	-	-	-	-
Stock-based compensation	-	-	2,140	-	-	-	-	2,140
ESOP shares committed to be released (96,881 shares)	-	-	949	-	969	-	-	1,918
Balance at June 30, 2019	17,804,039	$187	$182,129	$134,500	$(12,114)	$(18,305)	$(5,090)	$281,307
Net Income	-	-	-	9,359	-	-	-	9,359
Other comprehensive loss	-	-	-	-	-	-	(1,313)	(1,313)
Common stock dividends declared ($0.16 per share)	-	-	-	(2,571)	-	-	-	(2,571)
Repurchase of common stock	(890,021)	-	-	-	-	(17,789)	-	(17,789)
Shares withheld related to income tax withholding	(15,881)	-	-	-	-	(320)	-	(320)
Stock-based compensation	-	-	3,316	-	-	-	-	3,316
ESOP shares committed to be released (96,881 shares)	-	-	755	-	969	-	-	1,724
Balance at June 30, 2020	16,898,137	$187	$186,200	$141,288	$(11,145)	$(36,414)	$(6,403)	$273,713

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$9,359	$8,318
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	3,064	808
Depreciation and amortization	2,965	1,178
Amortization of net premiums on securities and deposits, and net deferred loan origination costs	1,627	1,277
Deferred income tax credit, net of valuation reserves	(465)	(350)
Net increase in accrued interest receivable	(2,083)	(439)
Net gains on sales of foreclosed real estate	(87)	(24)
Net gains on sale of securities	(38)	(62)
Gains on sale of bank premises	-	(156)
Write-downs on foreclosed real estate	-	21
Stock-based compensation	3,316	2,140
ESOP compensation	1,724	1,918
Earnings from cash surrender value of BOLI	(528)	(544)
Net accretion of purchase accounting adjustments	(577)	(357)
Other adjustments, principally net changes in other assets and liabilities	(196)	(741)
Net cash provided by operating activities	18,081	12,987
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(55,183)	(57,925)
Available for sale	(1,954)	-
Sales of investment securities available for sale	4,245	14,021
Maturities and calls of investment securities:
Held to maturity	126,237	64,988
Available for sale	33,017	20,711
Loan principal disbursement, net	(127,125)	(112,034)
Purchase of loans	(44,065)	(80,833)
Net purchase of FHLB stock	(53)	(4,205)
Purchase of bank premises and equipment, net of sales	(700)	(1,116)
Purchase of BOLI	(200)	-
Proceeds from sales of foreclosed real estate	1,578	487
Net cash used in investing activities	(64,203)	(155,906)
FINANCING ACTIVITIES
Net increase in deposits	147,434	68,364
Net (decrease) increase in short-term FHLB advances	(50,000)	60,000
Proceeds from long-term FHLB advances	50,000	42,500
Repayment of long-term FHLB advances	(5,127)	(10,125)
Net increase in mortgage escrow funds	768	552
Common stock dividends paid	(2,571)	(2,183)
Repurchase of shares from employees for income tax withholding purposes	(320)	-
Repurchase of common stock	(17,789)	(18,305)
Net cash provided by financing activities	122,395	140,803
Net increase (decrease) in cash and cash equivalents	76,273	(2,116)
Cash and cash equivalents at beginning of period	60,029	62,145
Cash and cash equivalents at end of period	$136,302	$60,029

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows - (Continued)

(amounts in thousands)

Supplemental information:
Cash paid for:
Interest	$15,196	$10,688
Income taxes (net of refunds)	2,134	2,933
Loans transferred to foreclosed real estate and other assets	333	1,182
Establishment of right to use asset (ASU 2016-13)	12,687	—

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At June 30, 2020, the significant assets of the Holding Company were the capital stock of the Bank, investments retained by the Holding Company, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

Discounts on debt securities are amortized to interest income on a level-yield basis over the terms of the securities, while premiums are amortized on a level-yield basis to the earlier of the call date or term of the security. Realized gains and losses on sales of debt securities are determined based on the amortized cost of the specific securities sold.

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

Premises and Equipment: Premises and equipment are reported at cost less accumulated depreciation and amortization, except for land which is carried at cost. Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is recognized on a straight-line basis over the term of the lease or the life of the improvement, whichever is shorter. Costs incurred to improve or extend the life of the existing assets are capitalized. Repairs and maintenance, as well as renewals and replacements of a routine nature, are charged to expense as incurred. Right-of-use assets represent our right to use an underlying asset for the lease term. Right-to-use assets are recognized at the lease commencement date based on the estimated present value of future lease payments and amortized over the lease term. Corresponding lease liabilities are recorded in other liabilities at the lease commencement date and represent the present value of future lease payments.

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

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. The Company operates as a single reporting unit. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

The Company has selected June 30th as the date to perform the annual impairment test, with an impairment loss recorded if indicated. In assessing impairment, we have the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would not be required to perform a quantitative impairment test. Otherwise, the Company compares the fair value of the reporting unit with its carrying amount, including goodwill. An impairment loss is recorded in current period earnings to the extent the carrying amount of the reporting unit exceeds its fair value.

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

Risks and Uncertainties:

The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. The New York City Metropolitan area and environs have some of the highest incidence of COVID-19 in the nation, and the neighboring Tri-State area of New Jersey and Connecticut also has been particularly affected by COVID-19.  Governments, businesses, and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures and phased re-opening of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.

The ultimate financial impact is unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include, but are not limited to, the valuation impairments of the Company’s intangible assets, investments, loans, or deferred tax assets.

As it relates to the allowance for loan losses, the current year provision for loan losses includes a $1.9 million increase in qualitative reserves as the Company assessed the economic impacts the COVID-19 pandemic has had on our local economy and loan portfolio. The Company has taken actions to identify, assess and address its COVID-19 related credit exposure. Many factors are unknown, including the severity of the impact of the economic shutdown and subsequent phased opening imposed by New York State and other neighboring states, the impacts of the government’s fiscal and monetary relief measures, including payment deferral programs, as well as the long-term impacts COVID-19 may have on our consumer and commercial borrowers. It is reasonably possible that the Company’s allowance for loan loss estimate as of June 30, 2020 will change in the near term and could result in a material change to the Company’s provision for loan losses, earnings and capital.

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

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2020 and 2019 were as follows:

	June 30, 2020
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$11,002	$47	$-	$11,049
Corporate and other debt securities	5,038	82	-	5,120
Mortgage-backed securities – residential	20,844	428	(15)	21,257
Total available for sale	$36,884	$557	$(15)	$37,426
Held to maturity:
U.S. Government and agency obligations	$42,001	$454	$(5)	$42,450
Corporate and other debt securities	52,790	332	(1,510)	51,612
Mortgage-backed securities – residential	117,160	4,291	(17)	121,434
Mortgage-backed securities – collateralized mortgage obligations	45,047	1,487	(31)	46,503
Mortgage-backed securities – commercial	18,774	724	-	19,498
Total held to maturity	$275,772	$7,288	$(1,563)	$281,497

	June 30, 2019
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$37,027	$5	$(121)	$36,911
Corporate and other debt securities	8,349	20	(9)	8,360
Mortgage-backed securities – residential	27,115	23	(181)	26,957
Total available for sale	$72,491	$48	$(311)	$72,228
Held to maturity:
U.S. Government and agency obligations	$96,545	$192	$(246)	$96,491
Corporate and other debt securities	34,033	133	(413)	33,753
Mortgage-backed securities – residential	133,602	818	(372)	134,048
Mortgage-backed securities – collateralized mortgage obligations	52,940	311	(147)	53,104
Mortgage-backed securities – commercial	28,425	451	(29)	28,847
Total held to maturity	$345,545	$1,905	$(1,207)	$346,243

For the year ended June 30, 2020, the Company sold $4.7 million of securities which resulted in $38,000 of gross realized gains, which included the disposal of $426,000 of securities classified as held to maturity, resulting in $17,000 of gross realized gains. For the year ended June 30, 2019, the Company sold securities with a carrying amount of $14.0 million, resulting in $62,000 of gross realized gains, which included the disposal of $1.3 million of securities classified as held to maturity, resulting in $72,000 of gross realized gains. These held to maturity securities were comprised of seasoned mortgage-backed securities where the Company collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments or scheduled payments payable in equal installments, comparing both principal and interest over terms.

The following table presents the fair value and carrying amount of debt securities at June 30, 2020 by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(in thousands)
1 year or less	$15,001	$15,099	$10,002	$10,037
1 to 5 years	32,000	32,114	6,038	6,132
5 to 10 years	38,633	37,554	-	-
10 years and over	5,188	5,136	-	-
Mortgage-backed securities and other	184,950	191,594	20,844	21,257
Total	$275,772	$281,497	$36,884	$37,426

Securities pledged had carrying amounts of $182.2 million and $166.4 million at June 30, 2020 and 2019, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2020 and 2019:

	June 30, 2020
	Less than 12 months		Greater than 12 months		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
Mortgage-backed securities – residential	$1,450	$(15)	$-	$-	$1,450	$(15)
Total available for sale	$1,450	$(15)	$-	$-	$1,450	$(15)
Held to maturity:
U.S. Government and agency obligations	$11,995	$(5)	$-	$-	$11,995	$(5)
Corporate and other debt securities	30,751	(1,055)	12,045	(455)	42,796	(1,510)
Mortgage-backed securities – residential	5,130	(17)	-	-	5,130	(17)
Mortgage-backed securities – collateralized mortgage obligations	2,627	(31)	-	-	2,627	(31)
Total held to maturity	$50,503	$(1,108)	$12,045	$(455)	$62,548	$(1,563)

	June 30, 2019
	Less than 12 months		Greater than 12 months		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
U.S. Government and agency obligations	$-	$-	$32,919	$(121)	$32,919	$(121)
Corporate and other debt securities	-	-	3,269	(9)	3,269	(9)
Mortgage-backed securities – residential	-	-	24,000	(181)	24,000	(181)
Total available for sale	$-	$-	$60,188	$(311)	$60,188	$(311)
Held to maturity
U.S. Government and agency obligations	$-	$-	$59,306	$(246)	$59,306	$(246)
Corporate and other debt securities	17,087	(413)	-	-	17,087	(413)
Mortgage-backed securities – residential	1,666	(26)	54,648	(346)	56,314	(372)
Mortgage-backed securities – collateralized mortgage obligations	-	-	29,372	(147)	29,372	(147)
Mortgage-backed securities – commercial	-	-	6,972	(29)	6,972	(29)
Total held to maturity	$18,753	$(439)	$150,298	$(768)	$169,051	$(1,207)

For the year ended June 30, 2020, the Company’s securities portfolio consisted of $313.2 million in securities, of which 22 securities with a fair value of $64.0 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s corporate and other debt securities. These securities are internally pass rated and are subject to quarterly credit monitoring.

There were no securities for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of June 30, 2020 and 2019. Management believes the unrealized losses are primarily a result of changing interest rates. The Company has determined that it does not intend to sell, or it is more likely than not that it will not be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of June 30, 2020 and 2019.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	June 30,
	2020	2019
Mortgage loans:
Residential	$255,382	$265,167
Commercial	807,106	651,396
Construction	11,053	13,231
Net deferred loan origination costs	739	1,031
Total mortgages	1,074,280	930,825
Commercial and consumer loans:
Commercial loans (1)	164,257	133,614
Home equity lines of credit	29,838	33,204
Consumer and overdrafts	481	365
Net deferred loan origination costs	730	777
Total commercial and consumer loans	195,306	167,960
Total loans receivable	1,269,586	1,098,785
Allowance for loan losses	(8,639)	(5,664)
Loans receivable, net	$1,260,947	$1,093,121

(1) Includes $49.6 million of PPP loans as of June 30, 2020 and none in the prior year.

In 2015, the Bank completed a merger with CMS Bancorp and its wholly owned subsidiary, CMS Bank. References to acquired loans in this note pertain only to those loans acquired as part of the merger.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended June 30, 2020 and 2019 (in thousands):

	For the year ended June 30, 2020
	Beginning Allowance	Provision (Credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$363	$1	$-	$9	$373
Commercial	3,853	2,935	-	125	6,913
Construction	159	6	-	-	165
Commercial loans	1,130	155	(181)	20	1,124
Home equity lines of credit	65	(17)	-	12	60
Consumer and overdrafts	11	36	(51)	8	4
Acquired:
Residential	83	(52)	(31)	-	-
Total	$5,664	$3,064	$(263)	$174	$8,639

	For the year ended June 30, 2019
	Beginning Allowance	Provision (Credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$386	$(33)	$-	$10	$363
Commercial	3,073	894	(114)	-	3,853
Construction	505	(442)	-	96	159
Commercial loans	780	348	-	2	1,130
Home equity lines of credit	80	(15)	-	-	65
Consumer and overdrafts	7	31	(34)	7	11
Acquired:
Residential	73	10	-	-	83
Commercial	-	15	(15)	-	-
Total	$4,904	$808	$(163)	$115	$5,664

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of June 30, 2020 and 2019 (in thousands):

	June 30, 2020
	Loans				Allowance for loan losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,448	$252,195	$739	$255,382	$118	$255	$-	$373
Commercial	-	806,224	882	807,106	-	6,913	-	6,913
Construction	-	11,053	-	11,053	-	165	-	165
Commercial loans	1,921	162,336	-	164,257	1	1,123	-	1,124
Home equity lines of credit	350	29,349	139	29,838	4	56	-	60
Consumer and overdrafts	-	481	-	481	-	4	-	4
Total	$4,719	$1,261,638	$1,760	$1,268,117	$123	$8,516	$-	$8,639

	June 30, 2019
	Loans				Allowance for loan losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$1,774	$262,124	$1,269	$265,167	$130	$233	$83	$446
Commercial	1,418	649,088	890	651,396	-	3,853	-	3,853
Construction	-	13,231	-	13,231	-	159	-	159
Commercial loans	2,016	131,598	-	133,614	39	1,091	-	1,130
Home equity lines of credit	689	32,359	156	33,204	4	61	-	65
Consumer and overdrafts	-	365	-	365	-	11	-	11
Total	$5,897	$1,088,765	$2,315	$1,096,977	$173	$5,408	$83	$5,664

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by class of loans as of and for the years ended June 30, 2020 and 2019 (in thousands):

	June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for loan losses
With no related allowance recorded:
Residential	$2,123	$2,013	$-
Commercial loans	2,067	1,897	-
Home equity lines of credit	326	339	-
With an allowance recorded:
Residential	372	435	118
Commercial loans	24	24	1
Home equity lines of credit	11	11	4
Total	$4,923	$4,719	$123

	June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for loan losses
With no related allowance recorded:
Residential	$1,061	$1,028	$-
Commercial	1,471	1,418	-
Commercial loans	2,007	1,836	-
Home equity lines of credit	750	678	-
With an allowance recorded:
Residential	723	746	130
Commercial loans	180	180	39
Home equity lines of credit	11	11	4
Total	$6,203	$5,897	$173

	For the year ended		For the year ended
	June 30, 2020		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$2,149	$48	$1,377	$20
Commercial	728	149	1,496	51
Commercial loans	2,163	205	2,064	200
Home equity lines of credit	468	15	577	7
With an allowance recorded:
Residential	375	14	753	14
Construction	-	-	869	-
Commercial loans	38	2	50	11
Home equity lines of credit	85	7	11	-
Total	$6,006	$440	$7,197	$303

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days still on accrual status, by class of loans as of June 30, 2020 and 2019 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Originated:
Residential	$1,230	$536	$-	$-
Commercial loans	-	150	-	-
Home equity lines of credit	42	383	-	-
Consumer and overdrafts	-	-	-	1
Acquired:
Residential	227	795	-	-
Commercial	-	568	-	-
Home equity lines of credit	296	294	-	-
Total	$1,795	$2,726	$-	$1

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $392,000 and $501,000 as of June 30, 2020 and 2019, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2020 and 2019 (in thousands):

	June 30, 2020
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current(1)	Total
Originated:
Residential	$-	$10	$579	$589	$216,212	$216,801
Commercial	-	-	-	-	768,037	768,037
Construction	-	-	-	-	11,053	11,053
Commercial loans	76	-	-	76	163,991	164,067
Home equity lines of credit	44	-	42	86	26,687	26,773
Consumer and overdrafts	-	-	-	-	469	469
Total originated	120	10	621	751	1,186,449	1,187,200
Acquired:
Residential	495	-	227	722	37,859	38,581
Commercial	-	-	-	-	39,069	39,069
Commercial loans	-	-	-	-	190	190
Home equity lines of credit	-	-	296	296	2,769	3,065
Consumer and overdrafts	-	-	-	-	12	12
Total acquired	495	-	523	1,018	79,899	80,917
Total	$615	$10	$1,144	$1,769	$1,266,348	$1,268,117

	June 30, 2019
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Originated:
Residential	$-	$-	$86	$86	$217,970	$218,056
Commercial	-	-	-	-	600,675	600,675
Construction	-	-	-	-	13,231	13,231
Commercial loans	-	150	-	150	133,286	133,436
Home equity lines of credit	344	-	312	656	28,767	29,423
Consumer and overdrafts	-	-	1	1	348	349
Total originated	344	150	399	893	994,277	995,170
Acquired:
Residential	220	116	709	1,045	46,066	47,111
Commercial	-	-	568	568	50,153	50,721
Commercial loans	-	-	-	-	178	178
Home equity lines of credit	-	67	296	363	3,418	3,781
Consumer and overdrafts	-	-	-	-	16	16
Total acquired	220	183	1,573	1,976	99,831	101,807
Total	$564	$333	$1,972	$2,869	$1,094,108	$1,096,977

(1).	As of June 30, 2020, loans granted COVID-19-related payment deferrals are considered current.

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

As of June 30, 2020 and 2019, the Company had 14 and 13 loans classified as troubled debt restructurings totaling $3.3 million and $4.1 million, respectively, including $2.9 million and $3.2 million, respectively, of loans still accruing. The Company has allocated $123,000 and $135,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2020 and 2019, and has committed to lend an additional $25,000 to one customer with an outstanding loan that is classified as a troubled debt restructuring.

The following table presents loans by modified in troubled debt restructurings that occurred during the years ended June 30, 2020 and 2019 (dollars in thousands):

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Year Ended June 30, 2020
Commercial loans	2	$195	$172
Total	2	$195	$172

Year Ended June 30, 2019
Residential mortgage	3	$1,115	$1,110
Home equity lines of credit	1	73	73
Total	4	$1,188	$1,183

The Company had one troubled debt restructuring incur a payment default in the year ended June 30, 2020 that was modified in the twelve months prior to default. This default resulted in no charge-offs or additional provision for loan losses. The Company had no troubled debt restructurings for which there was a payment default in the year ended June 30, 2019 that were modified in the twelve months prior to default.

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

In accordance with emergency regulations promulgated by New York State Department of Financial Services, financial institutions are required to provide payment accommodations, which may include payment deferrals, to any consumer and small businesses who can demonstrate financial hardship caused by COVID-19. As of June 30, 2020, the Company has granted loan payment deferrals for 105 residential mortgage loans and home equity lines of credit totaling $30.7 million, as well as deferrals for 215 commercial mortgage, commercial loan and construction loans totaling $185.5 million. In accordance with the CARES Act and Interagency Statement, these modifications were not considered troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	June 30, 2020
	Pass	Special Mention	Substandard	Total
Originated:
Residential	$215,072	$489	$1,240	$216,801
Commercial	764,861	3,176	-	768,037
Construction	11,053	-	-	11,053
Commercial loans	159,947	201	3,919	164,067
Home equity lines of credit	26,265	442	66	26,773
Consumer and overdrafts	469	-	-	469
Total originated	1,177,667	4,308	5,225	1,187,200
Acquired:
Residential	37,532	198	851	38,581
Commercial	38,187	-	882	39,069
Commercial loans	190	-	-	190
Home equity lines of credit	2,629	56	380	3,065
Consumer and overdrafts	12	-	-	12
Total acquired	78,550	254	2,113	80,917
Total	$1,256,217	$4,562	$7,338	$1,268,117

	June 30, 2019
	Pass	Special Mention	Substandard	Total
Originated:
Residential	$216,438	$1,071	$547	$218,056
Commercial	600,216	339	120	600,675
Construction	13,231	-	-	13,231
Commercial loans	123,361	6,423	3,652	133,436
Home equity lines of credit	28,996	67	360	29,423
Consumer and overdrafts	349	-	-	349
Total originated	982,591	7,900	4,679	995,170
Acquired:
Residential	44,959	211	1,941	47,111
Commercial	45,726	3,537	1,458	50,721
Commercial loans	178	-	-	178
Home equity lines of credit	3,331	68	382	3,781
Consumer and overdrafts	16	-	-	16
Total acquired	94,210	3,816	3,781	101,807
Total	$1,076,801	$11,716	$8,460	$1,096,977

As of June 30, 2020, of the $216.2 million in loans granted COVID-19 related payment deferrals, $211.0 million were pass-rated, with $198,000 and $4.9 million rated special mention and substandard, respectively.

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as follows (in thousands):

	June 30,
	2020	2019
Residential	$739	$1,186
Commercial	882	890
Home equity lines of credit	139	156
Carrying amount, net of allowance of $0 and $83, respectively	$1,760	$2,232

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Year ended June 30,
	2020	2019
Beginning balance	$192	$245
New loans acquired	-	-
Accretion income	(36)	(53)
Reclassification from non-accretable difference	-	-
Disposals	-	-
Ending balance	$156	$192

Note 5. Premises and Equipment

Premises and equipment are summarized as follows at June 30 (in thousands):

	2020	2019
Land	$1,326	$1,997
Building and Leasehold improvements	13,086	13,753
Furniture, fixtures and equipment	7,361	6,808
Construction and improvements in process	34	15
	21,807	22,573
Less: accumulated depreciation and amortization	(11,930)	(10,771)
Total	9,877	11,802
Right to use lease asset	10,976	-
Total Bank premises and equipment, net	$20,853	$11,802

Right to use lease assets as of June 30, 2020 of $11.0 million included $11.9 million of assets recorded upon the adoption of ASU 2016-02 on July 1, 2020 and $796,000 of lease assets acquired during the current year, partially offset by amortization of $1.7 million for the current year. Prior period amounts include no right to use lease assets.

Depreciation expense was $1.2 million and $1.1 million for the years ended June 30, 2020 and 2019, respectively.

Note 6. Goodwill and Intangible Assets

The change in goodwill during the years ended June 30, 2020 and 2019 are as follows (in thousands):

	2020	2019
Balance at July 1,	$6,106	$6,106
Impairment	-	-
Total at June 30,	$6,106	$6,106

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company tests for goodwill impairment on an annual basis as of June 30th. No impairment charges were required to be recorded in the year ended June 30, 2020 or 2019.

Acquired Intangible Assets: Acquired intangible assets were as follows at June 30 (in thousands):

	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$887	$(658)	$887	$(564)

Aggregate amortization expense was $94,000 and $110,000 for the years ended June 30, 2020 and 2019, respectively.

Estimated amortization expense for each of the next five fiscal years ended June 30 (in thousands):

2021	$78
2022	62
2023	46
2024	30
2025	13

Note 7. Deposits

Deposit balances are summarized as follows at June 30 (in thousands):

	2020	2019
Demand	$191,898	$141,379
NOW Accounts	151,797	123,069
Money market accounts	239,942	148,134
Savings	343,352	357,844
Time deposits	446,266	455,395
Total	$1,373,255	$1,225,821

Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $143.2 million and $149.0 million at June 30, 2020 and 2019, respectively.

Scheduled maturities of time deposits were as follows as of June 30 (in thousands):

	2020	2019
Within 1 year	$270,435	$221,832
1 year to 2 years	63,771	112,394
2 years to 3 years	32,259	41,211
3 years to 4 years	70,452	33,538
4 years to 5 years	9,349	46,420
Total	$446,266	$455,395

Deposits of local governments held by PCSB Bank were $44.1 million and $40.1 million at June 30, 2020 and 2019, respectively. Additionally, as of June 30, 2020 and 2019, deposits included $67.5 million and $77.5 million of brokered time deposits with remaining maturities between 6 and 44 months.

Note 8. FHLB and Other Borrowings

Borrowings consist of advances from the FHLBNY. As of June 30, 2020, FHLB advances consisted of $102.5 million of short and long-term advances with original maturities ranging from 9 to 42 months, as well as a $3.6 million amortizing term loan with a balloon payment of $2.8 million in 2026. The maturity schedule of advances is summarized as follows as of June 30 (dollars in thousands):

	2020		2019
	Amount Due	Weighted Avg. Rate	Amount Due	Weighted Avg. Rate
Within 1 year	$40,131	1.81%	$65,128	2.29%
1 year to 2 years	17,635	2.11	30,131	2.10
2 years to 3 years	40,138	1.79	7,635	3.22
3 years to 4 years	5,142	3.31	138	2.62
4 years to 5 years	146	2.62	5,142	3.31
Thereafter	2,897	2.62	3,042	2.62
Total	$106,089	1.95%	$111,216	2.36%

As a member of the FHLBNY, the Bank had access to funds in the form of FHLB advances of approximately $218.4 million and $291.2 million at June 30, 2020 and 2019, of which $106.1 million and $111.2 million was outstanding as of each respective period. Advances are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (such as U.S. Government agency and MBS) with a discounted fair value, as defined, at least equal to 110% of any outstanding advances.

At June 30, 2020, the Bank also had access to funds of approximately $108.7 million in the form of secured borrowings through the discount window of the FRB. Collateral for these borrowings may include qualifying assets, such as one-to-four family residential loans. The Bank had no outstanding FRB borrowings as of June 30, 2020 or 2019.

Additionally, as of June 30, 2020 we had $25.0 million of fed funds lines of credit, none of which was outstanding.

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

The contract amounts of credit-related financial instruments at June 30, are summarized below (in thousands):

	2020	2019
Unused lines of credit	$141,070	$121,555
Commitments to originate loans	48,123	67,859
Standby letter of credit	1,820	1,688

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

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of standby letters of credit shown in the preceding table. The Company’s recognized liability for financial standby letters of credit was insignificant at June 30, 2020 and 2019.

Legal Proceedings: In the normal course of business, the Company is involved in certain legal proceedings. In the opinion of management, the consolidated financial statements of the Company are not expected to be affected materially by the outcome of such legal proceedings.

Note 10. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities(1)	Unrealized loss on pension benefits(2)	Unrealized loss on SERP benefits(2)	Total
Balance at July 1, 2019	$(209)	$(4,631)	$(250)	$(5,090)
Other comprehensive income (loss) before reclassifications	826	(3,428)	(13)	(2,615)
Amounts reclassified from accumulated other comprehensive (loss) income	(21)	929	45	953
Tax effect	(168)	525	(8)	349
Net other comprehensive income (loss)	637	(1,974)	24	(1,313)
Balance at June 30, 2020	$428	$(6,605)	$(226)	$(6,403)

	Net unrealized gain (loss) on available for sale securities(1)	Unrealized loss on pension benefits(2)	Unrealized loss on SERP benefits(2)	Total
Balance at July 1, 2018	$(1,536)	$(5,150)	$(264)	$(6,950)
Other comprehensive income (loss) before reclassifications	1,741	(486)	(19)	1,236
Amounts reclassified from accumulated other comprehensive (loss) income	(62)	1,144	36	1,118
Tax effect	(352)	(139)	(3)	(494)
Net other comprehensive income	1,327	519	14	1,860
Balance at June 30, 2019	$(209)	$(4,631)	$(250)	$(5,090)

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

The following table provides factors used in the earnings per share computation for the years ended June 30th.

	2020	2019
	(amounts in thousands, except share and per share data)
Net income applicable to common stock	$9,359	$8,318

Average number of common shares outstanding	16,811,359	17,752,473
Less: Average unallocated ESOP shares	(1,162,732)	(1,259,713)
Average number of common shares outstanding used to calculate basic earnings per common share	15,648,627	16,492,760

Effect of equity-based awards	25,542	34,357
Average number of common shares outstanding used to calculate diluted earnings per common share	15,674,169	16,527,117

Earnings per Common share:
Basic	$0.60	$0.50
Diluted	$0.60	$0.50

Stock options for 1,339,293 shares of common stock were not considered in computing dilutive earnings per common share for the years ended June 30, 2020 and 2019 because they were antidilutive.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2020
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$11,049	$-	$11,049
Corporate and other debt securities	-	5,120	-	5,120
Mortgage-backed securities – residential	-	21,257	-	21,257
Derivatives - interest rate contracts	-	8,305	-	8,305
Total assets at fair value	$-	$45,731	$-	$45,731

Derivatives - interest rate contracts	$-	$8,305	$-	$8,305
Total liabilities at fair value	$-	$8,305	$-	$8,305

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$316	$316
Commercial loans	-	-	100	100
Home equity lines of credit	-	-	8	8
Total assets at fair value	$-	$-	$424	$424

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2019
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$36,911	$-	$36,911
Corporate and other debt securities	-	8,360	-	8,360
Mortgage-backed securities – residential	-	26,957	-	26,957
Derivatives - interest rate contracts	-	1,339	-	1,339
Total assets at fair value	$-	$73,567	$-	$73,567

Derivatives - interest rate contracts	$-	$1,339	$-	$1,339
Total liabilities at fair value	$-	$1,339	$-	$1,339
Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$616	$616
Commercial loans	-	-	141	141
Home equity lines of credit	-	-	7	7
Foreclosed real estate	-	-	653	653
Total assets at fair value	$-	$-	$1,417	$1,417

Impaired loans in the table above had a carrying amount of $546,000 and a remaining valuation allowance of $123,000 at June 30, 2020, incurred no net charge-offs and resulted in a credit for loan losses of $6,000 during the year ended June 30, 2020. Impaired loans in the table above had a carrying amount of $937,000 and a remaining valuation allowance of $173,000 at June 30, 2019, and incurred no net charge-offs and resulted in an additional provision for loan losses of $40,000 during the year ended June 30, 2019.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at June 30, 2020 and 2019 (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range or Rate Used
June 30, 2020
Impaired loans - residential mortgages	$316	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - commercial loans	100	Discounted cash flow	Discount rate	6.8% to 7.5%
Impaired loans - home equity lines of credit	8	Discounted cash flow	Discount rate	6.3%

June 30, 2019
Impaired loans - residential mortgages	$616	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - commercial loans	141	Discounted cash flow	Discount rate	6.0% to 7.0%
Impaired loans - home equity lines of credit	7	Discounted cash flow	Discount rate	6.3%
Foreclosed real estate	653	Sales comparison	Adjustments for differences in sales comparables	-8.0% to 45.0%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which are held for trading purposes) (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2020
Financial assets:
Cash and cash equivalents	$136,302	$136,302	$-	$-	$136,302
Investment securities held to maturity	275,772	-	276,847	4,650	281,497
Investment securities available for sale	37,426	-	37,426	-	37,426
Loans receivable, net	1,260,947	-	-	1,240,440	1,240,440
Accrued interest receivable	6,880	-	997	5,883	6,880
FHLB stock	6,308	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	8,305	-	8,305	-	8,305
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	926,989	926,989	-	-	926,989
Accrued interest payable	246	1	245	-	246
Time deposits	446,266	-	456,109	-	456,109
Mortgage escrow funds	10,123	10,123	-	-	10,123
FHLB advances	106,089	-	110,937	-	110,937
Derivative liabilities - interest rate contracts	8,305	-	8,305	-	8,305
June 30, 2019
Financial assets:
Cash and cash equivalents	$60,029	$60,029	$-	$-	$60,029
Investment securities held to maturity	345,545	-	346,243	-	346,243
Investment securities available for sale	72,228	-	72,228	-	72,228
Loans receivable, net	1,093,121	-	-	1,092,878	1,092,878
Accrued interest receivable	4,797	-	1,330	3,467	4,797
FHLB stock	6,255	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	1,339	-	1,339	-	1,339
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	770,426	770,426	-	-	770,426
Accrued interest payable	209	18	191	-	209
Time deposits	455,395	-	460,554	-	460,554
Mortgage escrow funds	9,355	9,355	-	-	9,355

Note 13. Income Taxes

The components of income tax expense (benefit) are summarized as follows for the years ended June 30 (in thousands):

	2020	2019
Current tax expense (benefit)
Federal	$3,089	$2,624
State	67	412
	3,156	3,036
Deferred tax expense (benefit)
Federal	(444)	(329)
State	(48)	(91)
	(492)	(420)
State tax valuation allowances, net of federal benefit	27	70
Total	$2,691	$2,686

The Company utilizes a calendar year tax year.  Effective tax rates differ from the federal statutory rate applied to income before income taxes due to the following (dollars in thousands):

	2020	2019
Federal statutory rate	21.00%	21.00%

Tax at federal statutory rate	$2,530	$2,311
State Taxes, net of federal benefit	48	310
Tax-exempt income	(56)	(66)
BOLI income	(111)	(114)
Other Compensation	36	32
ESOP Compensation	159	199
Other, net	85	14
Total	$2,691	$2,686

Effective tax rate	22.34%	24.41%

Year-end deferred tax assets and liabilities were due to the following (in thousands):

	2020	2019
Deferred Tax Assets:
Allowance for Loan Losses	$2,269	$1,419
Other comprehensive loss (defined benefit plans)	1,816	1,298
Deferred compensation	951	879
Charitable contribution carryforward	307	671
Stock based compensation	729	498
Depreciation of premises and equipment	416	416
Other comprehensive loss (securities)	-	55
Lease liabilities	2,942	-
Other	16	544
Total deferred tax assets	9,446	5,780
Deferred Tax Liabilities:
Prepaid pension costs	2,482	2,416
Deferred loan costs and fees, net	376	466
Other comprehensive income (securities)	114	-
Right to use lease asset	2,883	-
Total deferred tax liabilities	5,855	2,882
Deferred tax asset valuation allowance	(462)	(420)
Net deferred tax asset	$3,129	$2,478

The Company has an apportioned New York State net operating loss carryforward of approximately $1.4 million which will begin to expire in 2034. In addition, the Company has approximately $1.4 million of charitable contribution carryforwards that may be carried forward up to 5 years and will begin to expire in 2022.

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

Retained earnings at June 30, 2020 included approximately $2.8 million for which deferred income taxes of approximately $588,000 have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend contributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

The Company is subject to U.S. federal income tax as well as income tax of the states of New York, New Jersey and Connecticut. The Company’s New York State tax returns are currently undergoing routine audit for tax years 2016 through 2018. The Company’s federal and other state income tax returns are subject to examination for years after December 31, 2016.

At June 30, 2020 and 2019, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

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

The following is a summary of the plan’s funded status as of June 30 (the measurement date for financial reporting purposes) (in thousands):

	2020	2019
Change in benefit obligation:
Beginning benefit obligation	$22,356	$24,764
Interest Cost	720	1,000
Actuarial Loss	2,290	(327)
Benefits Paid	(948)	(929)
Settlements	(1,115)	(2,152)
Ending benefit obligation	23,303	22,356
Change in plan assets, at fair value:
Beginning plan assets	26,133	27,975
Actual return	777	1,239
Benefits paid	(948)	(929)
Settlements	(1,115)	(2,152)
Ending Plan assets	24,847	26,133
Funded Status	$1,544	$3,777
Accumulated Benefit Obligation	$23,303	$22,356

The following is a summary of net period pension cost (benefit), contributions and benefits paid for the years ended June 30 (in thousands):

	2020	2019
Net period pension (benefit) cost	$(266)	$92
Benefits paid	948	929

Pre-tax amounts recognized in accumulated other comprehensive loss included net losses of $3.4 million and $486,000 for the years ended June 30, 2020 and 2019, respectively. Pre-tax amounts included in accumulated other comprehensive income were $8.3 million and $5.9 million as of June 30, 2020 and 2019.

Net periodic pension cost and other amounts recognized in other comprehensive income for the years ended June 30 (in thousands):

	2020	2019
Interest Cost	$720	$1,000
Expected return on plan assets	(1,915)	(2,052)
Amortization of prior net loss	529	580
Settlement charge	400	564
Net periodic (credit) cost	$(266)	$92

The estimated net loss and past service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs during the year ending June 30, 2021, are $959,000 and $0, respectively.

Contributions: The Company made no contributions to the defined benefit plan during the year ended June 30, 2020 and does not expect to make any contributions for the year ending June 30, 2021.

Estimated Future Payments: The following benefit payments are expected for the years ending June 30, (in thousands):

2021	$1,131
2022	1,163
2023	1,175
2024	1,056
2025	1,028
Following five years	5,614

Assumptions: Discount rates of 2.40% and 3.31% were used to determine pension benefit obligation as of June 30, 2020 and 2019, respectively.

Weighted-average assumptions used to determine net periodic pension cost are described in the table below.

	Year ended June 30,
	2020	2019
Discount Rate	3.31%	4.14%
Expected return on plan assets	7.50%	7.50%

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

The plan is only permitted to invest in assets approved by the RSI Trustee Board. All other investments are prohibited.

The Company’s actual pension plan asset allocation and target allocation by asset category are as follows:

		Percentage of Plan
	Target	Assets at Year-End
Asset Category	Allocation	2020	2019
Equity mutual funds and common/collective trusts	65%	63%	60%
Fixed income common/collective trusts	34%	36%	37%
Cash equivalents	1%	1%	3%
Total	100%	100%	100%

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

The fair value of the plan assets at June 30th, by asset category, is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Plan assets
Equity mutual funds and common/collective trusts	$15,623	$-	$15,623	$-
Fixed income common/collective trusts	8,910	-	8,910	-
Cash equivalents	313	313	-	-
Total	$24,846	$313	$24,533	$-
June 30, 2019
Plan assets
Equity mutual funds and common/collective trusts	$15,837	$-	$15,837	$-
Fixed income common/collective trusts	9,618	-	9,618	-
Cash equivalents	678	678	-	-
Total	$26,133	$678	$25,455	$-

Defined Contribution Retirement Plan

The Company maintains a defined contribution plan for eligible employees hired after October 1, 2012. On May 1, 2017, the Company suspended contributions, resulting in no expense for the years ended June 30, 2020 and 2019, respectively.

401(k) Plan

The Company maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. All full-time employees who have attained age twenty-one and have a minimum of one year of service may elect to participate in the plan, by making contributions ranging from 1% to 25% of their compensation.

The Company made no matching contributions during the years ended June 30, 2020 and 2019, resulting in no expense for these years.

Supplemental Retirement Plan

The Company also maintains unfunded and non-qualified supplemental retirement plans to provide pension benefits in addition to those provided under the qualified pension plan.

The accrued benefit cost for the supplemental plans was approximately $3.9 million and $3.7 million at June 30, 2020 and 2019, respectively, (included in other liabilities in the consolidated statements of financial condition). Included in accumulated other comprehensive income were pre-tax net losses of $286,000 and $318,000 for the supplemental retirement plans as of June 30, 2020 and 2019, respectively. The projected benefit obligation and accumulated benefit obligation were $3.9 million and $3.7 million as of June 30, 2020 and 2019, respectively.

Pension expense for the supplemental plans was $500,000 and $613,000 for the years ended June 30, 2020 and 2019, respectively.

Supplemental retirement plan benefits of $272,000 were paid in each of the years ended June 30, 2020 and 2019.

Net periodic pension cost and other amounts recognized in other comprehensive income for the years ended June 30 (in thousands):

	2020	2019
Service cost	$338	$455
Interest cost	117	122
Amortization of prior net loss	45	36
Net periodic cost	$500	$613

The estimated net loss for the supplemental plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs during the year ending June 30, 2021, is $55,000.

The following benefit payments, which reflect expected future service, are expected for the years ending June 30 (in thousands):

2021	$272
2022	272
2023	3,424
2024	136
2025	-
Following five years	-

As of June 30, 2020, the assumed discount rates used for the supplemental plans range from 2.40% to 3.17%.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Company employees. The Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.75% for 2020). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2020 was $11.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032.

Shares held by the ESOP include the following at June 30th (dollars in thousands):

	2020	2019
Allocated to participants	327,206	241,804
Unearned	1,114,529	1,211,405
Total ESOP shares	1,441,735	1,453,209

Fair value of unearned shares	$14,132	$24,531

Total compensation expense recognized in connection with the ESOP for the year ended June 30, 2020 and 2019 was $1.7 million and $1.9 million, respectively.

Note 15. Regulatory Matters

The following is a summary of the Bank’s actual capital amounts and ratios as of June 30, 2020 and 2019, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands). As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress in 2018, the Company is no longer subject to consolidated capital requirements, as the Company’s total consolidated assets do not exceed $3 billion.

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020:
Leverage (Tier 1)	$220,310	12.5%	$70,432	4.0%	$88,040	5.0%
Risk-based:
Common Tier 1	220,310	17.0	58,389	4.5	84,339	6.5
Tier 1	220,310	17.0	77,852	6.0	103,802	8.0
Total	228,949	17.6	103,802	8.0	129,753	10.0

June 30, 2019:
Leverage (Tier 1)	$209,885	13.8%	$60,774	4.0%	$75,968	5.0%
Risk-based:
Common Tier 1	209,885	18.0	52,579	4.5	75,948	6.5
Tier 1	209,885	18.0	70,105	6.0	93,474	8.0
Total	215,549	18.4	93,474	8.0	116,842	10.0

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

Management believes that as of June 30, 2020 and 2019, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer. Further, the most recent FDIC notification categorized the

Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

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

At and for the years ended June 30, 2020 and 2019, the Company and the Bank had no insider loans.

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

The following table presents summary information about the interest rate swaps as of June 30th.

	2020	2019
	(dollars in thousands)
Notional amounts	$159,242	$68,535
Weighted average pay rates	2.54%	3.89%
Weighted average receive rates	2.54%	3.89%
Weighted average maturity	9.31 years	9.84 years
Fair value of combined interest rate swaps	$-	$-

Note 18. Revenue From Contracts With Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue:

1.	Identify the contract with a customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to performance obligations in the contract
5.	Recognize revenue when (or as) the Company satisfies a performance obligation

	For the Year Ended June 30,
	2020	2019
	(in thousands)
Noninterest income:
Service charges on deposits	$831	$1,181
Interchange fees	430	432
Other (1)	136	150
Fees and service charges	1,397	1,763

Swap income (1)	984	507
Bank-owned life insurance (1)	528	544
Gains on sales of securities, net (1)	38	62

Net gain on sale of foreclosed real estate	87	24
Net gain on sale of bank premises (1)	-	156
Other (1)	35	46
Other noninterest income	122	226
Total noninterest income	$3,069	$3,102

(1) Not within the scope of ASC 606

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

Note 19. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Total compensation cost that has been charged against income for the Plan was $3.3 million and $2.1 million for the years ended June 30, 2020 and 2019, respectively.

Restricted Stock Awards (“RSAs”)

RSAs provide for the issuance of shares to both employees and non-employee directors. These awards vest over a 5-year period, with 20% vesting each year on the anniversary of the award. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,604, of which 547,185 shares were granted as of June 30, 2020.

The following table presents a summary of RSA activity during the year ended June 30, 2020.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested allocated shares outstanding at July 1, 2019	547,185	$19.02
Shares granted	-	-
Shares vested	(109,448)	19.02
Shares forfeited	-	-
Unvested allocated shares at June 30, 2020	437,737	$19.02

As of June 30, 2020, there was $7.0 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.4 years.

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

As of June 30, 2020, there was $4.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.4 years.

Total shares available for grant under the Plan are 1,816,511, of which 1,339,293 shares were issued as of June 30, 2020. The following table presents a summary of activity related to stock options granted under the Plan, and changes during the year then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
	(dollars in thousands, except share and per share data)
Options outstanding at July 1, 2019	1,339,293	$19.04		$1,625
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Options outstanding at June 30, 2020	1,339,293	$19.04	8.4	$-

Exercisable at June 30, 2020	267,859	$19.04	8.4	$-

Note 20. Leases

As of June 30, 2020, the Company leases real estate for eleven branch offices and one administrative office, including its corporate headquarters, under various operating lease agreements. The Company’s leases have maturities which range from 2021 to 2041, some of which include lessee options to extend the lease term. The weighted average remaining life of the lease terms for these leases was 10.0 years as of June 30, 2020.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.42% in determining the lease liability as of June 30, 2020.

The Company made a policy election to exclude the recognition requirements of ASU 2016-02 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. The Company had no short-term lease cost for the year ended June 30, 2020. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended June 30, 2020.

For the year ended June 30, 2020, total operating lease costs was $2.0 million, and is included in occupancy and equipment expense. The right-of-use asset, included in premises and equipment, net, was $11.0 million and the corresponding lease liability, included in other liabilities, was $11.2 million as of June 30, 2020, respectively.

Future minimum lease payments for the fiscal years ending June 30th and a reconciliation of undiscounted lease cash flows and the lease liability recognized in the consolidated balance sheet as of June 30, 2020 is shown below:

(dollars in thousands)
2021	$1,960
2022	1,937
2023	1,850
2024	1,479
2025	1,186
Thereafter	4,475
Total future minimum lease payments (undiscounted)	12,887
Discounting effect on cash flows	(1,689)
Lease liability (discounted)	$11,198

Note 21. Parent Company Only Financial Statements

The following are the financial statements of the Company (Parent only) as of and for the years ended June 30, 2020 and 2019 (in thousands).

	June 30,
	2020	2019
Assets
Cash and cash equivalents	$41,170	$55,626
Investment in Bank	220,222	211,205
ESOP loan receivable	11,626	12,594
Other assets	829	1,936
Total assets	$273,847	$281,361
Liabilities and shareholders' equity
Other liabilities	$134	$54
Shareholders' equity	273,713	281,307
Total liabilities and shareholders' equity	$273,847	$281,361

	Years Ended June 30,
	2020	2019
Interest income	$672	$715
Equity in income of Bank	9,362	8,318
Other non-interest expenses	676	715
Income before income tax	9,358	8,318
Income tax (benefit) expense	(1)	-
Net income	$9,359	$8,318

	Year Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$9,359	$8,318
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of Bank	(9,362)	(8,318)
Deferred tax expense	418	213
Net decrease (increase) in accrued interest receivable	64	(89)
Other adjustments, principally net changes in other assets and liabilities	4,022	1,932
Net cash provided by operating activities	4,501	2,056
Cash Flows from Investing Activities:
Decrease in ESOP loan	968	969
Net cash provided by investing activities	968	969
Cash Flows from Financing Activities:
Common stock dividends declared	(2,571)	(2,183)
Allocation of ESOP shares	755	949
Repurchase of common stock	(17,789)	(18,305)
Repurchase of shares from employees for income tax withholding purposes	(320)	-
Net cash used in financing activities	(19,925)	(19,539)
Net decrease in cash and cash equivalents	(14,456)	(16,514)
Cash and cash equivalents at beginning of year	55,626	72,140
Cash and cash equivalents at end of year	$41,170	$55,626

Note 22. Subsequent Events

On August 20, 2020, a repurchase program was authorized by the Board of Directors to repurchase up to 844,907 shares, or 5% of the Company’s common stock. Subsequent to June 30, 2020, and through September 9, 2020, the Company repurchased 96,900 shares of common stock, at an average cost of $13.07 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020 utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2020 is effective.

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

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” and “Corporate Governance” sections of the Company’s definitive proxy statement for the Company’s 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

The “Executive Compensation” section of the Company’s 2020 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Stock Ownership” section of the Company’s 2020 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2020 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2020 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets - June 30, 2020 and 2019
(C)	Consolidated Statements of Income - Years ended June 30, 2020 and 2019
(D)	Consolidated Statements of Comprehensive Income – Years ended June 30, 2020 and 2019
(E)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended June 30, 2020 and 2019
(F)	Consolidated Statements of Cash Flows – Years ended June 30, 2020 and 2019
(G)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Articles of Incorporation of PCSB Financial Corporation (1)

3.2	Bylaws of PCSB Financial Corporation (2)

4.0	Form of Common Stock Certificate of PCSB Financial Corporation (3)

10.1	Employment Agreement between PCSB Bank and Joseph D. Roberto (4)

10.2	Employment Agreement between PCSB Bank and Scott D. Nogles (5)

10.3	Employment Agreement between PCSB Bank and Michael P. Goldrick (6)

10.4	Employment Agreement between PCSB Financial Corporation and Joseph D. Roberto (7)

10.5	Employment Agreement between PCSB Financial Corporation and Scott D. Nogles (8)

10.6	Employment Agreement between PCSB Financial Corporation and Michael P. Goldrick (9)

10.7	Supplemental Executive Retirement Plan for Joseph D. Roberto (10)

10.8	Supplemental Life Insurance Agreement for Joseph D. Roberto (11)

10.9	Supplemental Life Insurance Plan for Senior Executives (12)

10.10	Supplemental Executive Retirement Plan for Senior Executives (13)

10.11	Amended and Restated PCSB Bank Director Fee Deferral Plan (14)

10.12	PCSB Bank Director Supplemental Life Insurance Plan (15)

10.13	PCSB Bank Death Benefit Plan for Michael T. Weber (16)

10.14	PCSB Bank Incentive Compensation Plan Policy (17)

10.15	PCSB Financial Corporation Compensation Clawback Policy (18)

10.16	PCSB Bank Death Benefit Plan for Willard I. Hill, Jr (19)

10.17	PCSB Financial Corporation 2018 Equity Incentive Plan (20)

21	Subsidiaries of PCSB Financial Corporation (21)

23	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements for the year ended June 30, 2020, formatted in Inline XBRL, which are furnished, and not filed: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101.
(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.

(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the Securities and Exchange Commission on December 12, 2016, as amended.
(4)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 27, 2017.
(5)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 27, 2017.
(6)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 27, 2017.
(7)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 27, 2017.
(8)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 27, 2017.
(9)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the Securities and Exchange Commission on September 27, 2017.
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

PCSB FINANCIAL CORPORATION

Date: September 11, 2020	By:	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Joseph D. Roberto	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 11, 2020
Joseph D. Roberto
/s/ Jeffrey M. Helf	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 11, 2020
Jeffrey M. Helf

/s/ William V. Cuddy, Jr.	Director	September 11, 2020
William V. Cuddy, Jr.

/s/ Kevin B. Dwyer	Director	September 11, 2020
Kevin B. Dwyer

/s/ Marsha Gordon	Director	September 11, 2020
Marsha Gordon

/s/Willard I. Hill, Jr.	Director	September 11, 2020
Willard I. Hill, Jr.

/s/ Jeffrey D. Kellogg	Director	September 11, 2020
Jeffrey D. Kellogg

/s/ Robert C. Lusardi	Director	September 11, 2020
Robert C. Lusardi

/s/ Matthew G. McCrosson	Director	September 11, 2020
Matthew G. McCrosson

/s/ Karl A. Thimm	Director	September 11, 2020
Karl A. Thimm

/s/ Michael T. Weber	Director	September 11, 2020
Michael T. Weber

/s/ Richard F. Weiss	Director	September 11, 2020
Richard F. Weiss