Form 10-Q
period 2020-09-30
PCSB Financial Corp
filed 2020-11-06
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

16,417,737 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of November 4, 2020.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	September 30,	June 30,
	2020	2020
ASSETS
Cash and due from banks	$161,387	$135,045
Federal funds sold	1,352	1,257
Total cash and cash equivalents	162,739	136,302
Investment securities:
Held to maturity debt securities, at amortized cost (fair value of $293,810, and $281,497, respectively)	287,370	275,772
Available for sale debt securities, at fair value	31,139	37,426
Total investment securities	318,509	313,198
Loans receivable, net of allowance for loan losses of $8,672 and $8,639, respectively	1,227,913	1,260,947
Accrued interest receivable	6,729	6,880
FHLB stock	6,307	6,308
Premises and equipment, net	20,195	20,853
Deferred tax asset, net	3,400	3,129
Bank-owned life insurance	25,151	25,019
Goodwill	6,106	6,106
Other intangible assets	209	229
Other assets	13,817	12,958
Total assets	$1,791,075	$1,791,929
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,193,168	$1,181,357
Non-interest bearing deposits	183,844	191,898
Total deposits	1,377,012	1,373,255
Mortgage escrow funds	6,420	10,123
Advances from FHLB	106,056	106,089
Other liabilities	27,908	28,749
Total liabilities	1,517,396	1,518,216
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2020 and June 30, 2020)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,712,295 shares issued as of September 30, 2020 and June 30, 2020, respectively, and 16,634,237 and 16,898,137 shares outstanding as of September 30, 2020 and June 30, 2020, respectively)	187	187
Additional paid in capital	187,026	186,200
Retained earnings	143,386	141,288
Unearned compensation - ESOP	(10,901)	(11,145)
Accumulated other comprehensive loss, net of income taxes	(6,216)	(6,403)
Treasury stock, at cost (2,078,058 and 1,814,158 shares as of September 30, 2020 and June 30, 2020, respectively)	(39,803)	(36,414)
Total shareholders' equity	273,679	273,713
Total liabilities and shareholders' equity	$1,791,075	$1,791,929

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,
	2020	2019
Interest and dividend income
Loans receivable	$12,547	$13,036
Investment securities	1,856	2,692
Federal funds and other	125	298
Total interest and dividend income	14,528	16,026
Interest expense
Deposits and escrow interest	2,432	3,301
FHLB advances	519	727
Total interest expense	2,951	4,028
Net interest income	11,577	11,998
Provision for loan losses	109	335
Net interest income after provision for loan losses	11,468	11,663
Noninterest income
Fees and service charges	322	402
Bank-owned life insurance	132	137
Swap income	129	170
Other	11	56
Total noninterest income	594	765
Noninterest expense
Salaries and employee benefits	5,607	5,764
Occupancy and equipment	1,318	1,315
Communication and data processing	576	531
Professional fees	400	404
Postage, printing, stationary and supplies	139	140
FDIC assessment	113	-
Advertising	100	100
Amortization of intangible assets	20	24
Other operating expenses	351	509
Total noninterest expense	8,624	8,787
Net income before income tax expense	3,438	3,641
Income tax expense	710	812
Net income	$2,728	$2,829
Earnings per common share:
Basic	$0.18	$0.18
Diluted	$0.18	$0.18
Weighted average common shares outstanding:
Basic	15,302,838	15,979,762
Diluted	15,302,949	16,082,276

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three Months Ended September 30,
	2020	2019
Net income	$2,728	$2,829

Other comprehensive income :
Unrealized (losses) gains on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	(16)	181
Reclassification adjustment for gains realized in net income	-	-
Net change in unrealized gains/losses	(16)	181
Tax effect	3	(38)
Net of tax	(13)	143

Defined benefit pension plan:
Net gain (loss) arising during the period	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	240	133
Tax effect	(51)	(29)
Net of tax	189	104

Supplemental retirement plans:
Net gain (loss) arising during the period	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	14	11
Tax effect	(3)	(2)
Net of tax	11	9

Total other comprehensive income	187	256

Comprehensive income	$2,915	$3,085

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share and per share data)

							Accumulated
	Number of		Additional		Unallocated	Treasury	Other
	Common	Common	Paid-In	Retained	Common Stock	Stock,	Comprehensive	Total
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2020	16,898,137	$187	$186,200	$141,288	$(11,145)	$(36,414)	$(6,403)	$273,713
Net income	-	-	-	2,728	-	-		2,728
Other comprehensive income	-	-	-	-	-	-	187	187
Common stock dividends declared ($0.04 per share)	-	-	-	(630)	-	-	-	(630)
Repurchase of common stock	(266,900)	-	-	-	-	(3,449)	-	(3,449)
Restricted stock awards granted	3,000	-	(60)	-	-	60		-
Stock-based compensation	-	-	829	-	-	-	-	829
ESOP shares committed to be released (24,419 shares)	-	-	57	-	244	-	-	301
Balance at September 30, 2020	16,634,237	$187	$187,026	$143,386	$(10,901)	$(39,803)	$(6,216)	$273,679

Balance at July 1, 2019	17,804,039	$187	$182,129	$134,500	$(12,114)	$(18,305)	$(5,090)	$281,307
Net income	-	-	-	2,829	-	-	-	2,829
Other comprehensive income	-	-	-	-	-	-	256	256
Common stock dividends declared ($0.04 per share)	-	-	-	(659)	-	-	-	(659)
Repurchase of common stock	(179,800)	-	-	-	-	(3,524)	-	(3,524)
Stock-based compensation	-	-	830	-	-	-	-	830
ESOP shares committed to be released (24,419 shares)	-	-	239	-	244	-	-	483
Balance at September 30, 2019	17,624,239	$187	$183,198	$136,670	$(11,870)	$(21,829)	$(4,834)	$281,522

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$2,728	$2,829
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	109	335
Depreciation and amortization	748	695
Amortization of net premiums on securities and net deferred loan origination costs	206	494
Net decrease (increase) in accrued interest receivable	151	(697)
Net gains on sales of foreclosed real estate	-	(47)
Stock-based compensation	829	830
ESOP compensation	301	483
Earnings from cash surrender value of BOLI	(132)	(137)
Net accretion of purchase accounting adjustments	(75)	(198)
Other adjustments, principally net changes in other assets and liabilities	(2,986)	680
Net cash provided by operating activities	1,879	5,267
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(27,894)	-
Maturities, calls and amortization of investment securities:
Held to maturity	17,289	33,185
Available for sale	6,202	7,492
Loan principal repayments (disbursements), net	33,088	(26,762)
Purchase of loans	-	(44,065)
Net redemption of FHLB stock	1	1
Purchase of bank premises and equipment, net of sales	(70)	(127)
Proceeds from sales of foreclosed real estate	-	709
Net cash provided by (used in) investing activities	28,616	(29,567)
FINANCING ACTIVITIES
Net increase in deposits	3,757	8,084
Repayment of long-term FHLB advances	(33)	(31)
Net decrease in mortgage escrow funds	(3,703)	(1,802)
Common stock dividends paid	(630)	(659)
Repurchase of common stock	(3,449)	(3,524)
Net cash (used in) provided by financing activities	(4,058)	2,068
Net increase (decrease) in cash and cash equivalents	26,437	(22,232)
Cash and cash equivalents at beginning of period	136,302	60,029
Cash and cash equivalents at end of period	$162,739	$37,797

Supplemental information:
Cash paid for:
Interest	$2,908	$3,883
Income taxes (net of refunds)	2,625	821
Loans transferred to foreclosed real estate and other assets	-	360
Establishment of right to use lease asset (ASU 2016-13)	-	12,687

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At September 30, 2020, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended, and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

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

The unaudited consolidated financial statements contained herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the consolidated financial statements contained herein. The results of operations for the current period presented are not necessarily indicative of the results of operations that may be expected for the entire current fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2020, included in the Company's Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or equity.

Risks and Uncertainties:

The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. The New York City Metropolitan area and environs have had the highest incidence of COVID-19 in the nation, and the neighboring Tri-State area of New Jersey and Connecticut also has been particularly affected by COVID-19.  Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.

The ultimate financial impact is unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments of the Company’s intangible assets, investments, loans, or deferred tax assets.

As it relates to the allowance for loan losses, the Company continues to assess the economic impacts the COVID-19 pandemic has had on our local economy and loan portfolio. The Company has taken actions to identify, assess and address its COVID-19 related credit exposure. Many factors are unknown, including the length of the resulting economic shutdown imposed by New York State and other neighboring states, the impacts of the government’s fiscal and monetary relief measures, including payment deferral programs, as well as the long-term impacts COVID-19 may have on our consumer and commercial borrowers. It is reasonably possible that the Company’s allowance for loan loss estimate as of September 30, 2020 will change in the near term and could result in a material change to the Company’s provision for loan losses, earnings and capital.

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

There were no accounting standards adopted in the current period

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

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity debt securities at September 30, 2020 and June 30, 2020 were as follows:

	September 30, 2020
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$7,000	$17	$-	$7,017
Corporate and other debt securities	5,031	90	-	5,121
Mortgage-backed securities – residential	18,582	432	(13)	19,001
Total available for sale	$30,613	$539	$(13)	$31,139
Held to maturity:
U.S. Government and agency obligations	$38,001	$391	$(1)	$38,391
Corporate and other debt securities	73,994	798	(1,266)	73,526
Mortgage-backed securities – residential	112,035	4,316	(10)	116,341
Mortgage-backed securities – collateralized mortgage obligations	44,621	1,488	(9)	46,100
Mortgage-backed securities – commercial	18,719	733	-	19,452
Total held to maturity	$287,370	$7,726	$(1,286)	$293,810

	June 30, 2020
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$11,002	$47	$-	$11,049
Corporate and other debt securities	5,038	82	-	5,120
Mortgage-backed securities – residential	20,844	428	(15)	21,257
Total available for sale	$36,884	$557	$(15)	$37,426
Held to maturity:
U.S. Government and agency obligations	$42,001	$454	$(5)	$42,450
Corporate and other debt securities	52,790	332	(1,510)	51,612
Mortgage-backed securities – residential	117,160	4,291	(17)	121,434
Mortgage-backed securities – collateralized mortgage obligations	45,047	1,487	(31)	46,503
Mortgage-backed securities – commercial	18,774	724	-	19,498
Total held to maturity	$275,772	$7,288	$(1,563)	$281,497

No securities were sold during the three months ended September 30, 2020 or 2019.

The following table presents the fair value and carrying amount of debt securities at September 30, 2020, by contractual maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
1 year or less	$11,037	$11,089	$7,000	$7,018
1 to 5 years	32,165	32,266	5,031	5,120
5 to 10 years	38,716	38,487	-	-
over 10 years	26,121	25,894
Mortgage-backed securities and other	179,331	186,074	18,582	19,001
Total	$287,370	$293,810	$30,613	$31,139

Securities pledged had carrying amounts of $164.1 million and $182.2 million at September 30, 2020 and June 30, 2020, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2020 and June 30, 2020:

	September 30, 2020
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
Mortgage-backed securities – residential	$662	$(9)	$760	$(4)	$1,422	$(13)
Total available for sale	$662	$(9)	$760	$(4)	$1,422	$(13)
Held to maturity:
U.S. Government and agency obligations	$2,500	$(1)	$-	$-	$2,500	$(1)
Corporate and other debt securities	30,144	(738)	16,972	(528)	47,116	(1,266)
Mortgage-backed securities – residential	2,062	(10)	-	-	2,062	(10)
Mortgage-backed securities – collateralized mortgage obligations	5,302	(9)	-	-	5,302	(9)
Total held to maturity	$40,008	$(758)	$16,972	$(528)	$56,980	$(1,286)

	June 30, 2020
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
Mortgage-backed securities – residential	$1,450	$(15)	$-	$-	$1,450	$(15)
Total available for sale	$1,450	$(15)	$-	$-	$1,450	$(15)
Held to maturity
U.S. Government and agency obligations	$11,995	$(5)	$-	$-	$11,995	$(5)
Corporate and other debt securities	30,751	(1,055)	12,045	(455)	42,796	(1,510)
Mortgage-backed securities – residential	5,130	(17)	-	-	5,130	(17)
Mortgage-backed securities – collateralized mortgage obligations	2,627	(31)	-	-	2,627	(31)
Total held to maturity	$50,503	$(1,108)	$12,045	$(455)	$62,548	$(1,563)

As of September 30, 2020, the Company’s securities portfolio consisted of $318.5 million in securities, of which 24 securities with a fair value of $58.4 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s corporate and other debt securities, mortgage-backed securities and U.S. Government and agency obligations. Corporate and other debt securities are internally pass rated and are subject to quarterly credit monitoring.

At September 30, 2020 and June 30, 2020 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

There were no securities as of September 30, 2020 or June 30, 2020 for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Management believes the unrealized losses are primarily a result of changes in interest rates and credit spreads. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of September 30, 2020 or June 30, 2020.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	September 30,	June 30,
	2020	2020
Mortgage loans:
Residential	$245,008	$255,382
Commercial	794,248	807,106
Construction	11,512	11,053
Net deferred loan origination costs	666	739
Total mortgage loans	1,051,434	1,074,280
Commercial and consumer loans:
Commercial loans	155,569	164,257
Home equity lines of credit	29,249	29,838
Consumer and overdrafts	308	481
Net deferred loan origination costs	25	730
Total commercial and consumer loans	185,151	195,306
Total loans receivable	1,236,585	1,269,586
Allowance for loan losses	(8,672)	(8,639)
Loans receivable, net	$1,227,913	$1,260,947

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Residential	$373	$(33)	$-	$2	$342
Commercial	6,913	53	-	-	6,966
Construction	165	8	-	-	173
Commercial loans	1,124	71	(105)	31	1,121
Home equity lines of credit	60	1	-	2	63
Consumer and overdrafts	4	9	(8)	2	7
Total	$8,639	$109	$(113)	$37	$8,672

	Three Months Ended September 30, 2019
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Residential	$446	$(106)	$-	$3	$343
Commercial	3,853	461	-	-	4,314
Construction	159	63	-	-	222
Commercial loans	1,130	(89)	-	-	1,041
Home equity lines of credit	65	(9)	-	5	61
Consumer and overdrafts	11	15	(18)	4	12
Total	$5,664	$335	$(18)	$12	$5,993

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of September 30, 2020 and June 30, 2020 (in thousands):

	September 30, 2020
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,440	$241,837	$731	$245,008	$115	$227	$-	$342
Commercial	-	793,362	886	794,248	-	6,966	-	6,966
Construction	-	11,512	-	11,512	-	173	-	173
Commercial loans	1,804	153,765	-	155,569	-	1,121	-	1,121
Home equity lines of credit	365	28,749	135	29,249	8	55	-	63
Consumer and overdrafts	-	308	-	308	-	7	-	7
Total	$4,609	$1,229,533	$1,752	$1,235,894	$123	$8,549	$-	$8,672

	June 30, 2020
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,448	$252,195	$739	$255,382	$118	$255	$-	$373
Commercial	-	806,224	882	807,106	-	6,913	-	6,913
Construction	-	11,053	-	11,053	-	165	-	165
Commercial loans	1,921	162,336	-	164,257	1	1,123	-	1,124
Home equity lines of credit	350	29,349	139	29,838	4	56	-	60
Consumer and overdrafts	-	481	-	481	-	4	-	4
Total	$4,719	$1,261,638	$1,760	$1,268,117	$123	$8,516	$-	$8,639

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by portfolio segment as of September 30, 2020 and June 30, 2020 (in thousands):

	September 30, 2020			June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$2,114	$2,007	$-	$2,123	$2,013	$-
Commercial loans	1,960	1,789	-	2,067	1,897	-
Home equity lines of credit	326	338	-	326	339	-
With an allowance recorded:
Residential	370	433	115	372	435	118
Commercial loans	15	15	-	24	24	1
Home equity lines of credit	27	27	8	11	11	4
Total	$4,812	$4,609	$123	$4,923	$4,719	$123

The tables below present the average recorded investment and interest income recognized on loans individually evaluated for impairment, by portfolio segment, for the three months ended September 30, 2020 and 2019 (in thousands):

	Three months ended		Three months ended
	September 30, 2020		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$2,015	$8	$1,735	$6
Commercial	-	-	1,411	12
Commercial loans	1,809	49	1,825	50
Home equity lines of credit	339	-	680	-
With an allowance recorded:
Residential	434	3	738	3
Commercial loans	15	-	180	1
Home equity lines of credit	16	-	11	-
Total	$4,628	$60	$6,580	$72

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by portfolio segment, as of September 30, 2020 and June 30, 2020 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	September 30,	June 30,	September 30,	June 30,
	2020	2020	2020	2020
Residential	$1,454	$1,457	$-	$-
Commercial loans	247	-	-	-
Home equity lines of credit	383	338	-	-
Total	$2,084	$1,795	$-	$-

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $383,000 and $392,000 as of September 30, 2020 and June 30, 2020, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by portfolio segment as of September 30, 2020 and June 30, 2020 (in thousands):

	September 30, 2020
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total
Residential	$-	$286	$813	$1,099	$243,909	$245,008
Commercial	-	-	-	-	794,248	794,248
Construction	-	-	-	-	11,512	11,512
Commercial loans	83	226	247	556	155,013	155,569
Home equity lines of credit	-	-	383	383	28,866	29,249
Consumer and overdrafts	-	-	-	-	308	308
Total	$83	$512	$1,443	$2,038	$1,233,856	$1,235,894

	June 30, 2020
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total
Residential	$495	$10	$806	$1,311	$254,071	$255,382
Commercial	-	-	-	-	807,106	807,106
Construction	-	-	-	-	11,053	11,053
Commercial loans	76	-	-	76	164,181	164,257
Home equity lines of credit	44	-	338	382	29,456	29,838
Consumer and overdrafts	-	-	-	-	481	481
Total	$615	$10	$1,144	$1,769	$1,266,348	$1,268,117

(1)	As of September 30, 2020 and June 30, 2020, loans on a COVID-19-related payment deferral are considered current.

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings (“TDR”). The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. All TDRs are considered impaired loans.

As of both September 30, 2020 and June 30, 2020, the Company had 14 loans, classified as TDRs totaling $3.2 million and $3.3 million, including $2.8 million and $2.9 million, respectively, of loans still accruing interest. The Company has allocated $124,000 and $123,000, of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2020 and June 30, 2020, respectively. As of September 30, 2020, the Company has committed to lend an additional $10,000 to customers with outstanding loans that are classified as TDRs.

The Company did not modify any loans during the three months ended September 30, 2020 or 2019 that were classified as TDRs.

There were no defaults of troubled debt restructurings occurring in the three months ended September 30, 2020 that were modified in the twelve months prior to default. The Company had one TDR, a residential mortgage with a carrying amount of $370,000 as of September 30, 2019, default in the three months ended September 30, 2019 that was modified in the twelve months prior to default. This default did not result in a charge-off nor an increase to the allowance for loan losses.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Additionally, on April 7, 2020, the banking agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), to encourage banks to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40, “Troubled Debt Restructurings by Creditors,” apply to certain COVID-19-related modifications.

During the three months ended September 30, 2020, the Company granted or extended loan payment deferrals for 21 residential mortgage loans and home equity lines of credit totaling $7.4 million, as well as 20 commercial mortgage and commercial loans totaling $26.0 million. In accordance with either the CARES Act or Interagency Statement, these modifications are not considered troubled debt restructurings. The Company had 28 and 320 loans totaling $21.8 million and $216.2 million on loan payment deferral as of September 30, 2020 and June 30, 2020, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by portfolio segment is as follows (in thousands):

	September 30, 2020
	Pass	Special Mention	Substandard	Total
Residential	$242,366	$563	$2,079	$245,008
Commercial	780,620	12,742	886	794,248
Construction	11,512	-	-	11,512
Commercial loans	151,189	463	3,917	155,569
Home equity lines of credit	28,357	449	443	29,249
Consumer and overdrafts	308	-	-	308
Total	$1,214,352	$14,217	$7,325	$1,235,894

	June 30, 2020
	Pass	Special Mention	Substandard	Total
Residential	$252,604	$687	$2,091	$255,382
Commercial	803,048	3,176	882	807,106
Construction	11,053	-	-	11,053
Commercial loans	160,137	201	3,919	164,257
Home equity lines of credit	28,894	498	446	29,838
Consumer and overdrafts	481	-	-	481
Total	$1,256,217	$4,562	$7,338	$1,268,117

As of September 30, 2020, of the $21.8 million in loans granted COVID-19 related payment deferrals, $11.9 million were pass-rated, with $9.6 million and $221,000 rated special mention and substandard, respectively. As of June 30, 2020, of the $216.2 million in loans granted COVID-19 related payment deferrals, $211.0 million were pass-rated, with $198,000 and $4.9 million rated special mention and substandard, respectively.

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of September 30, 2020 and June 30, 2020 is as follows (in thousands):

	September 30,	June 30,
	2020	2020
Residential	$731	$739
Commercial	886	882
Home equity lines of credit	135	139
Carrying amount, net of allowance of $0	$1,752	$1,760

The allowance for loan losses on purchased credit impaired loans decreased $0 and $83,000 during the three months ended September 30, 2020 and 2019, respectively.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Beginning balance	$156	$192
New loans acquired	-	-
Accretion income	(5)	(10)
Reclassification from non-accretable difference	-	-
Disposals	-	-
Ending balance	$151	$182

Note 5. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2020	$428	$(6,605)	$(226)	$(6,403)
Other comprehensive (loss) income before reclassifications	(16)	-	-	(16)
Amounts reclassified from accumulated other comprehensive income	-	240	14	254
Less tax effect	3	(51)	(3)	(51)
Net other comprehensive (loss) income	(13)	189	11	187
Balance at September 30, 2020	$415	$(6,416)	$(215)	$(6,216)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2019	$(209)	$(4,631)	$(250)	$(5,090)
Other comprehensive income before reclassifications	181	-	-	181
Amounts reclassified from accumulated other comprehensive income	-	133	11	144
Less tax effect	(38)	(29)	(2)	(69)
Net other comprehensive income	143	104	9	256
Balance at September 30, 2019	$(66)	$(4,527)	$(241)	$(4,834)

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

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$90	$-	$79
Interest cost	136	24	180	31
Expected return on plan assets	(456)	-	(479)	-
Amortization of prior net loss	240	14	133	11
Net periodic cost (benefit)	$(80)	$128	$(166)	$121

The Company made no contributions to the defined benefit plan during the three months ended September 30, 2020.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. On April 20, 2017, the Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.75% for 2020). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2020 was $11.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032. Dividends on allocated shares increase participant accounts and are used to purchase additional shares of stock. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

	September 30, 2020	June 30, 2020
Allocated to participants	352,463	327,206
Unearned	1,090,110	1,114,529
Total ESOP shares	1,442,573	1,441,735

Fair value of unearned shares	$13,158	$14,132

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2020 and 2019 was $301,000 and $483,000, respectively.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2020

Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$7,017	$-	$7,017
Corporate and other debt securities	-	5,121	-	5,121
Mortgage-backed securities – residential	-	19,001	-	19,001
Derivatives – interest rate contracts	-	8,094	-	8,094
Total assets at fair value	$-	$39,233	$-	$39,233

Derivatives – interest rate contracts	$-	$8,094	$-	$8,094
Total liabilities at fair value	$-	$8,094	$-	$8,094

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$318	$318
Commercial loans	-	-	15	15
Home equity lines of credit	-	-	18	18
Total assets at fair value	$-	$-	$351	$351

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2020
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$11,049	$-	$11,049
Corporate and other debt securities	-	5,120	-	5,120
Mortgage-backed securities – residential	-	21,257	-	21,257
Derivatives – interest rate contracts	-	8,305	-	8,305
Total assets at fair value	$-	$45,731	$-	$45,731

Derivatives – interest rate contracts	$-	$8,305	$-	$8,305
Total liabilities at fair value	$-	$8,305	$-	$8,305

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$316	$316
Commercial loans	-	-	100	100
Home equity lines of credit	-	-	8	8
Total assets at fair value	$-	$-	$424	$424

There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2020 and 2019.

Impaired loans in the preceding table had a carrying amount of $475,000 and a remaining valuation allowance of $124,000, at September 30, 2020, as compared to $547,000 and 123,000, respectively, as of June 30, 2020. Impaired loans measured at fair value incurred net recoveries of $4,000 and resulted in a credit for loan losses of $3,000 during the three months ended September 30, 2020. Impaired loans measured at fair value as of September 30, 2019 incurred no net charge-offs and resulted in an additional credit for loan losses of $6,000 during the three months ended September 30, 2019.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at September 30, 2020 and June 30, 2020 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
September 30, 2020
Impaired loans - residential mortgages	$318	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	18	Discounted cash flow	Discount rate	3.3% to 6.3%
Impaired loans - commercial loans	15	Discounted cash flow	Discount rate	7.0%

June 30, 2020
Impaired loans - residential mortgages	$316	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	8	Discounted cash flow	Discount rate	6.3%
Impaired loans - commercial loans	100	Discounted cash flow	Discount rate	6.8% to 7.5%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities, none of which are held for trading purposes (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2020
Financial assets:
Cash and cash equivalents	$162,739	$162,739	$-	$-	$162,739
Investment securities held to maturity	287,370	-	289,010	4,800	293,810
Investment securities available for sale	31,139	-	31,139	-	31,139
Loans receivable, net	1,227,913	-	-	1,207,943	1,207,943
Accrued interest receivable	6,729	-	1,310	5,419	6,729
FHLB stock	6,307	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	8,094	-	8,094	-	8,094
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	935,001	935,001	-	-	935,001
Time deposits	442,011	-	451,034	-	451,034
Mortgage escrow funds	6,420	6,420	-	-	6,420
Accrued interest payable	252	2	250	-	252
FHLB advances	106,056	-	110,762	-	110,762
Derivative liabilities - interest rate contracts	8,094	-	8,094	-	8,094

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2020
Financial assets:
Cash and cash equivalents	$136,302	$136,302	$-	$-	$136,302
Investment securities held to maturity	275,772	-	276,847	4,650	281,497
Investment securities available for sale	37,426	-	37,426	-	37,426
Loans receivable, net	1,260,947	-	-	1,240,440	1,240,440
Accrued interest receivable	6,880	-	997	5,883	6,880
FHLB stock	6,308	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	8,305	-	8,305	-	8,305
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	926,989	926,989	-	-	926,989
Time deposits	446,246	-	456,109	-	456,109
Mortgage escrow funds	10,123	10,123	-	-	10,123
Accrued interest payable	246	1	245		246
FHLB advances	106,089	-	110,937	-	110,937
Derivative liabilities - interest rate contracts	8,305	-	8,305	-	8,305

The methods of determining the fair value of assets and liabilities presented in the table above are consistent with our methodologies disclosed in the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K.

Note 8. Regulatory Matters

The following is a summary of the Bank’s actual capital amounts and ratios as of September 30, 2020 and June 30, 2020, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands).

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
PCSB Bank
Leverage (Tier 1)	$223,304	12.4%	$72,002	4.0%	$90,003	5.0%
Risk-based:
Common Tier 1	223,304	17.6	57,228	4.5	82,662	6.5
Tier 1	223,304	17.6	76,304	6.0	101,738	8.0
Total	231,976	18.2	101,738	8.0	127,173	10.0

June 30, 2020
PCSB Bank
Leverage (Tier 1)	$220,310	12.5%	$70,432	4.0%	$88,040	5.0%
Risk-based:
Common Tier 1	220,310	17.0	58,389	4.5	84,339	6.5
Tier 1	220,310	17.0	77,852	6.0	103,802	8.0
Total	228,949	17.0	103,802	8.0	129,753	10.0

In addition to the ratios above, the Basel III Capital Rules have established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.

Management believes that as of September 30, 2020 and June 30, 2020, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer of 2.5%, as of September 30, 2020 and June 30, 2020, respectively. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

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

The following table provides factors used in the earnings per share computation for the three months ended September 30th.

	2020	2019
	(amounts in thousands, except share and per share data)
Net income applicable to common stock	$2,728	$2,829

Average number of common shares outstanding	16,404,886	17,178,824
Less: Average unallocated ESOP shares	(1,102,048)	(1,199,062)
Average number of common shares outstanding used to calculate basic earnings per common share	15,302,838	15,979,762

Effect of equity-based awards	111	102,514
Average number of common shares outstanding used to calculate diluted earnings per common share	15,302,949	16,082,276

Earnings per common share:
Basic	$0.18	$0.18
Diluted	$0.18	$0.18

Stock options for 1,345,293 and 1,339,293 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2020 and 2019, respectively because they were antidilutive.

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

The following table presents summary information about the interest rate swaps as of September 30, 2020 and June 30, 2020.

	September 30,	June 30,
	2020	2020
	(dollars in thousands)
Notional amounts	$168,462	$159,242
Weighted average pay rates	2.53%	2.54%
Weighted average receive rates	2.53%	2.54%
Weighted average maturity	9.10 years	9.31 years
Fair value of combined interest rate swaps	$-	$-

Note 11. Revenue From Contracts With Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to performance obligations in the contract.
5.	Recognize revenue when (or as) the Company satisfies a performance obligation.

The following table presents summary information about sources of revenue from contracts with customers as of September 30th.

	2020	2019
	(in thousands)
Noninterest income:
Service charges on deposits	$162	$256
Interchange fees	131	117
Other (1)	29	29
Fees and service charges	322	402

Bank-owned life insurance (1)	132	137
Swap income (1)	129	170

Net gain on sale of foreclosed real estate	-	47
Other (1)	11	9
Other noninterest income	11	56
Total noninterest income	$594	$765

(1) Not within the scope of ASC 606.

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

Note 12. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Total compensation cost that has been charged against income for the Plan was $829,000 and $830,000 for the three months ended September 30, 2020 and 2019, respectively.

Restricted Stock Awards (“RSAs”)

RSAs provide for the issuance of shares to both employees and non-employee directors. These awards generally vest over a 5-year period, with 20% vesting each year on the anniversary of the award. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,604, of which 550,185 shares were granted as of September 30, 2020.

The following table presents a summary of RSA activity during the period ended September 30, 2020.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested granted shares outstanding at July 1, 2020	437,737	$19.02
Shares granted	3,000	12.34
Shares vested	-	-
Shares forfeited	-	-
Unvested granted shares at September 30, 2020	440,737	$18.97

As of September 30, 2020, there was $6.5 million of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.2 years.

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

The fair value of options granted during the three months ended September 30, 2020, was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	0.39%
Expected term (in years)	6.25
Expected stock price volatility	35.75%
Dividend yield	1.30%
Weighted average fair value of options granted	$3.72

As of September 30, 2020, there was $3.8 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.2 years.

Total shares available for grant under the Plan are 1,816,511, of which 1,345,293 shares were granted as of September 30, 2020. The following table presents a summary of activity related to stock options granted under the Plan, and changes during the period then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
	(dollars in thousands, except share and per share data)
Options outstanding at July 1, 2020	1,339,293	$19.04		$-
Options granted	6,000	12.34
Options expired	-	-
Options exercised	-	-
Options outstanding at September 30, 2020	1,345,293	$19.01	8.1	$-

Exercisable at September 30, 2020	267,859	$19.04	8.1	$-

Note 13. Leases

As of September 30, 2020, the Company leases real estate for eleven branch offices and one administrative office, including its corporate headquarters, under various operating lease agreements. The Company’s leases have maturities which range from 2021 to 2041, some of which include lessee options to extend the lease term. The weighted average remaining life of the lease terms for these leases was 9.9 years as of September 30, 2020.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.43% in determining the lease liability as of September 30, 2020.

The Company made a policy election to exclude the recognition requirements of ASC 842 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. The Company had no short-term lease cost for the three months ended September 30, 2020 or 2019. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended September 30, 2020 or 2019.

For the three months ended September 30, 2020 and 2019, total operating lease cost was $504,000 and $497,000, respectively, and is included in occupancy and equipment expense. The right-of-use asset, included in premises and equipment, net, was $10.6 million and the corresponding lease liability, included in other liabilities was $10.8 million as of September 30, 2020.

Future minimum lease payments for the fiscal years ending June 30 and a reconciliation of undiscounted lease cash flows and the lease liability recognized in the consolidated balance sheet as of September 30, 2020 is shown below:

(dollars in thousands)
2021	$1,486
2022	1,937
2023	1,850
2024	1,479
2025	1,186
Thereafter	4,475
Total future minimum lease payments (undiscounted)	12,413
Discounting effect on cash flows	(1,622)
Lease liability (discounted)	$10,791

Note 14. Subsequent Events

Subsequent to September 30, 2020, and through November 4, 2020, the Company repurchased 216,500 shares of common stock, at an average cost of $13.18 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at September 30, 2020 and June 30, 2020, and results of operations for the three months ended September 30, 2020 and 2019 is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2020.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

extent and severity of the recent COVID-19 pandemic, including its impact on our business and operations, including the impact on lost fee revenue and operating expenses, as well as its effects on our customers and issuers of securities, including their ability to make timely payments on obligations, service providers, and on economies and markets more generally;

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

Additional factors that may affect our results are discussed in the annual report on Form 10-K for the fiscal year ended June 30, 2020, under the heading “Risk Factors.”

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. For additional information regarding critical accounting policies, refer to the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the June 30, 2020 Form 10-K. There have been no significant changes in our application of critical accounting policies for the three months ended September 30, 2020.

Comparison of Financial Condition at September 30, 2020 and June 30, 2020

Total Assets. Total assets were unchanged at $1.79 billion at September 30, 2020.  However, the mix of assets changed due to a decrease of $33.0 million in net loans receivable, partially offset by increases of $26.4 million in cash and cash equivalents and $5.3 million in total investment securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $26.4 million, or 19.4%, to $162.7 million at September 30, 2020 from $136.3 million at June 30, 2020. The increase is primarily due to a $33.0 million decrease in loans receivable and a $3.8 million increase in deposits, partially offset by a $5.3 million increase in total investment securities and a $3.7 million decrease in mortgage escrow funds. The increase in cash and cash equivalents is a result of an increase in deposits and reduced loan originations experienced during the quarter, most likely due to reduced economic activity resulting from the COVID-19 pandemic.

Securities Held to Maturity. Total securities held to maturity increased $11.6 million, or 4.2%, to $287.4 million at September 30, 2020 from $275.8 million at June 30, 2020. This increase was caused primarily by purchases of $21.3 million in corporate and other bonds and $7.8 million in mortgage-backed securities, partially offset by $4.0 million of maturities of U.S. government and agency obligations and $5.6 million of amortization of mortgage-backed securities.

Securities Available for Sale. Total securities available for sale decreased $6.3 million, or 16.8%, to $31.1 million at September 30, 2020 from $37.4 million at June 30, 2020. This decrease was primarily due to $4.0 million in maturities of U.S. government and agency obligations, and amortization, net of purchases, of mortgage-backed securities of $2.3 million.

Net Loans Receivable. Net loans receivable decreased $33.0 million, or 2.6%, to $1.23 billion at September 30, 2020 from $1.26 billion at June 30, 2020. The decrease was the result of decreases in commercial mortgages of

$12.9 million, residential mortgages of $10.4 million and commercial loans of $8.7 million, which included a decrease in PPP loans of $13.9 million.

Deposits. Total deposits increased $3.8 million, or 0.3%, to $1.38 billion at September 30, 2020 as compared to $1.37 billion at June 30, 2020. This increase primarily reflects increases of $13.2 million in money market accounts and $6.5 million in savings accounts, partially offset by decreases of $8.0 million in demand deposits, $4.3 million in time deposits and $3.6 million in NOW accounts. The Company continued to experience deposit inflows in the current quarter, likely the result of numerous economic trends associated with COVID-19, including reduced consumer and commercial spending, and various forms of government stimulus.

Federal Home Loan Bank Advances. FHLB advances decreased $33,000 to $106.1 million at September 30, 2020 as compared to June 30, 2020. This decrease is due to repayments of long-term amortizing advances.

Total Shareholder’s Equity. Total shareholders’ equity decreased $34,000 to $273.7 million at September 30, 2020. This decrease was primarily due to the repurchase of $3.4 million of common stock and $630,000 of cash dividends declared and paid, partially offset by net income of $2.7 million and $1.1 million of stock-based compensation and reduction in unearned ESOP shares for plan shares earned during the period. During the quarter-ended September 30, 2020, the Company repurchased 266,900 shares of common stock at an average price of $12.92 per share. At September 30, 2020, the Company’s book value per share was $16.45 compared to $16.20 at June 30, 2020. At September 30, 2020, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

General. Net income decreased $101,000, or 3.6%, to $2.7 million for the three months ended September 30, 2020 compared to $2.8 million for the three months ended September 30, 2019. The decrease was primarily due to decreases of $421,000 in net interest income and $171,000 in noninterest income, partially offset by decreases of $226,000 million in the provision for loan losses, $163,000 in noninterest expenses and $102,000 in income tax expense.

Net Interest Income. Net interest income decreased $421,000, or 3.5%, to $11.6 million for the three months ended September 30, 2020 compared to $12.0 million for the three months ended September 30, 2019. The decrease primarily reflects a 34 basis point decrease in net interest margin to 2.69% compared to 3.03% for the same period last year, partially offset by an increase in average interest-earning assets of $138.8 million, or 8.7%. The increase in average interest-earning assets reflects a $112.1 million increase in average other interest earning assets and a $110.6 million increase in average loans receivable, partially offset by a $83.9 million decrease in average investment securities. Despite continued asset growth along with a decrease in funding costs, margin compression has resulted from significant decreases in market interest rates over the past year, stemming from decreases in Fed Funds rates throughout the last year, which has disproportionally reduced asset yields compared to funding costs. The reduction in funding costs has continued in the current quarter, however, the significant increase in cash and cash equivalents, driven by the significant increase in deposits experienced in the prior quarter, has resulted in a less profitable asset mix and continued pressure on net interest margin.

Interest and Dividend Income. Interest and dividend income decreased $1.5 million, or 9.3%, to $14.5 million for the three months ended September 30, 2020 compared to $16.0 million for the three months ended September 30, 2019. The decrease primarily reflects a 68 basis point decrease in the yield on total interest-earning assets, partially offset by a $138.8 million increase in total average interest-earning assets.

Interest income on loans receivable decreased $489,000, or 3.8%, primarily due to a 56 basis point decrease in the average yield on loans to 4.00% for the three months ended September 30, 2020 from 4.56% for the same period last year, partially offset by a $110.6 million increase in the average balance of loans receivable to $1.25 billion for the three months ended September 30, 2020 from $1.14 billion for the same period last year. Decreases in market interest rates driven most significantly by the Fed Funds rate cuts throughout the last year, as well as the origination of lower yielding PPP loans, has resulted in a decreased yield on loans.

Interest income on investment securities decreased $836,000, or 31.1%, primarily due to a 35 basis point decrease in the average yield on investment securities to 2.35% for the three months ended September 30, 2020 from 2.70% for the same period last year and a $83.9 million decrease in the average balance of investment securities to $315.3 million for the three months ended September 30, 2020 from $399.2 million for the same period last year and. The decrease in yield is a result of lower market rates, as well as prepayment income earned in the prior year quarter. The decrease in the average balance of investment securities is the result of the Company utilizing securities portfolio runoff to fund loan growth.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $173,000, or 58.1%, primarily due to a 227 basis point decrease in the average yield on other interest-earning assets to 0.31% for the three months ended September 30, 2020, from 2.58% for the same period last year, partially offset by a $112.1 million increase in the average balance of other interest-earning assets to $158.0 million for the three months ended September 30, 2020 compared to $45.9 million for the three months ended September 30, 2019. The decrease in the yield on other interest-earning assets was primarily due to a decrease in market interest rates, specifically Fed Funds.

Interest Expense. Interest expense decreased $1.0 million, or 26.7%, to $3.0 million for the three months ended September 30, 2020 compared to $4.0 million for the three months ended September 30, 2019. The decrease primarily reflects a 43 basis point decrease in the average cost of interest-bearing liabilities to 0.89% for the three months ended September 30, 2020 from 1.32% for the same period last year, partially offset by a $95.9 million increase in the average balance of interest-bearing liabilities to $1.31 billion for the three months ended September 30, 2020 from $1.21 billion for the same period last year.

Interest expense on interest-bearing deposits decreased $869,000, or 26.3%, primarily due to a 40 basis point decrease in the average cost of interest-bearing deposits to 0.80% for the three months ended September 30, 2020 from 1.20% for the same period last year, partially offset by a $111.7 million increase in the average balance to $1.20 billion for the three months ended September 30, 2020 from a $1.09 billion for the three months ended September 30, 2019. The decrease in the average rate paid on interest-bearing deposits was primarily caused by a decrease in market interest rates, primarily decrease in the Fed Funds rate. At September 30, 2020, the weighted average cost of interest-bearing deposits was 0.66%.

Interest expense on FHLB advances decreased $208,000, or 28.6%, primarily due to a 43 basis point decrease in the average cost to 1.94% for the three months ended September 30, 2020 from 2.37% for the same period last year, and due to a $15.8 million decrease in the average balance to $106.1 million for the three months ended September 30, 2020 from a $121.9 million for the three months ended September 30, 2019. The decrease in the cost of FHLB funds is primarily due to a decrease in the Fed Funds interest rate.

Over the remainder of the current fiscal year, the Company has $77.5 million of wholesale funding maturing, including FHLB advances and brokered time deposits, with a weighted average cost of 2.29%.

Provision for Loan Losses. The provision for loan losses was $109,000 for the three months ended September 30, 2020, compared to $335,000 for the three months ended September 30, 2019. The decrease is primarily due to a decrease in loan portfolio growth. Loans classified as substandard or doubtful totaled $7.3 million, a decrease of $3.9 million, or 35.0%, from September 30, 2019. Non-performing loans as a percent of total loans receivable was 0.17% as of September 30, 2020, a decrease from 0.29% as of September 30, 2019. Charge-offs, net of recoveries, were $76,000 and $6,000 for the three months ended September 30, 2020 and 2019, respectively.

Noninterest Income. Noninterest income decreased $171,000, or 22.4%, to $594,000 for the three months ended September 30, 2020 compared to $765,000 for the three months ended September 30, 2019. The decrease was caused primarily due to decreases of $80,000 in fees and service charges, $41,000 in swap income and $47,000 in gains on the sale of foreclosed real estate. The reduction in fees and service charge income compared to the prior year quarter was due to the combined effects of reduced customer transaction activity since the start of the COVID-19 pandemic and our waiver of certain overdraft fees, ATM usage fees, wire and CD early withdrawal fees in response to COVID-19, as required by emergency regulations promulgated by the New York State Department of Financial Services. The Company began waiving such fees in accordance with these regulations on or about March 20, 2020 and reinstituted these fees on July 15, 2020, however, we expect to continue to be subject to some level of reduced customer activity and waivers based on customer-specific circumstances.

Noninterest Expense. Noninterest expense decreased $163,000, or 1.9%, to $8.6 million for the three months ended September 30, 2020 compared to $8.8 million for the three months ended September 30, 2019. The decrease compared to the prior year quarter was caused primarily by decreases of $256,000 in retirement costs and $65,000 in all other expenses, partially offset by increases in FDIC insurance premiums of $113,000 and communications and data processing fees of $45,000. The Bank applied small bank assessment credits of $98,000 which fully offset its FDIC assessment for the prior year quarter. All available credits were applied as of June 30, 2020.

Income Tax Expense. Income tax expense decreased $102,000, or 12.6%, for the three months ended September 30, 2020 in comparison to the three months ended September 30, 2019. The decrease was caused by lower pre-tax income, as well as a lower effective tax rate. The effective income tax rate was 20.7% for the three months ended September 30, 2020 as compared to 22.3% for the three months ended September 30, 2019. The Company expects an effective tax rate of approximately 22.0% for the year ending June 30, 2021.

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

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$1,252,595	$12,547	4.00%	$1,142,025	$13,036	4.56%
Investment securities	315,292	1,856	2.35	399,190	2,692	2.70
Other interest-earning assets	158,038	125	0.31	45,914	298	2.58
Total interest-earning assets	1,725,925	14,528	3.36	1,587,129	16,026	4.04
Non-interest-earning assets	71,926			70,266
Total assets	$1,797,851			$1,657,395

Liabilities and equity:
NOW accounts	$149,466	89	0.24	$119,852	57	0.19
Money market accounts	250,297	238	0.38	149,880	463	1.23
Savings accounts and escrow	360,091	202	0.22	362,569	232	0.25
Time deposits	443,487	1,903	1.70	459,348	2,549	2.20
Total interest-bearing deposits	1,203,341	2,432	0.80	1,091,649	3,301	1.20
FHLB advances	106,067	519	1.94	121,855	727	2.37
Total interest-bearing liabilities	1,309,408	2,951	0.89	1,213,504	4,028	1.32
Non-interest-bearing deposits	184,085			140,627
Other non-interest-bearing liabilities	28,958			21,210
Total liabilities	1,522,451			1,375,341
Total equity	275,400			282,054
Total liabilities and equity	$1,797,851			$1,657,395

Net interest income		$11,577			$11,998
Interest rate spread (1)			2.47			2.72
Net interest margin (2)			2.69			3.03
Average interest-earning assets to interest-bearing liabilities	131.81%			130.79%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30,
	2020 versus 2019
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$(1,568)	$1,079	$(489)
Investment securities	(525)	(311)	(836)
Other interest-earning assets	(427)	254	(173)
Total interest-earning assets	(2,520)	1,022	(1,498)

Interest expense:
NOW accounts	16	16	32
Money market accounts	(430)	205	(225)
Savings and escrow accounts	(21)	(9)	(30)
Time deposits	(561)	(85)	(646)
FHLB advances	(120)	(88)	(208)
Total interest-bearing liabilities	(1,116)	39	(1,077)

Net (decrease) increase in net interest income	$(1,404)	$983	$(421)

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

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at September 30, 2020 and June 30, 2020. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
September 30, 2020:
200	$272,110	$(20,318)	(6.9)%	15.74%	(43)
100	289,991	(2,437)	(0.8)	16.37	20
-	292,428	-	-	16.17	-
(50)	299,184	6,756	2.3	16.38	21
(100)	298,595	6,167	2.1	16.32	15

June 30, 2020:
200	$285,720	$(20,631)	(6.7)%	16.42%	(40)
100	304,004	(2,347)	0.8	17.03	21
-	306,351	-	-	16.82	-
(50)	312,596	6,245	2.0	16.99	17
(100)	323,494	17,143	5.6	17.44	62

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2020, cash and cash equivalents totaled $162.7 million, an increase from $136.3 million as of June 30, 2020. Securities classified as available for sale that are not pledged to support borrowings, which provide an additional source of liquidity, totaled $12.9 million at September 30, 2020, a decrease from $13.9 million as of June 30, 2020.

We had the ability to borrow up to $209.3 million and $218.4 million from the FHLB of New York, at September 30, 2020 and June 30, 2020, respectively, of which $106.1 million was outstanding as of both September 30, 2020 and June 30, 2020. Additionally, as of September 30, 2020, we had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $103.0 million, as well as $25.0 million of fed funds lines of credit, neither of which had outstanding balances as of September 30, 2020.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the FHLB of New York or Federal Reserve Bank of New York.

We had $54.1 million of loan commitments outstanding as of September 30, 2020 and $147.7 million of approved, but unadvanced, funds to borrowers. We also had $1.6 million in outstanding letters of credit at September 30, 2020.

Time deposits due within one year of September 30, 2020 totaled $276.6 million, an increase of $6.1 million from $270.5 million as of June 30, 2020. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at September 30, 2020. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Holding Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders, to repurchase shares of its common stock and for other corporate purposes. The Holding Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Holding Company is governed by applicable law and regulations. At September 30, 2020, the Holding Company (on an unconsolidated, stand-alone basis) had liquid assets of $37.9 million.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the NYSDFS and the FDIC. At September 30, 2020, the Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 8 to the accompanying unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk."

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2020, the Company was not involved in any legal proceedings the outcome of which it believes would be material to its consolidated financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, filed with the Securities and Exchange Commission. As of September 30, 2020, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

(a)	Not applicable

(b)	Not applicable

(c)

On August 20, 2020, a third repurchase program was authorized by the Board of Directors to repurchase up to 844,907 shares, or 5.0% of the Company’s common stock. Subsequent to September 30, 2020, and through November 4, 2020, the Company repurchased 216,500 shares of common stock at an average cost of $13.18 per share.

The following table presents information regarding stock repurchases by the Company during the quarter ended September 30, 2020.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2020 through July 31, 2020	-	$-	-	844,907
August 1, 2020 through August 31, 2020	60,000	13.01	60,000	784,907
September 1, 2020 through September 30, 2020	206,900	12.90	206,900	578,007
Total	266,900	$12.92	266,900

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

101

The following materials for the quarter ended September 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

PCSB FINANCIAL CORPORATION

Date: November 6, 2020	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: November 6, 2020	/s/ Jeffrey M. Helf
Jeffrey M. Helf
Senior Vice President and Chief Financial Officer