Form 10-Q
period 2020-12-31
PCSB Financial Corp
filed 2021-02-05
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

16,037,130 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of February 5, 2021.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	December 31,	June 30,
	2020	2020
ASSETS
Cash and due from banks	$159,000	$135,045
Federal funds sold	3,541	1,257
Total cash and cash equivalents	162,541	136,302
Investment securities:
Held to maturity debt securities, at amortized cost (fair value of $273,858 and $281,497, respectively)	266,949	275,772
Available for sale debt securities, at fair value	43,282	37,426
Total investment securities	310,231	313,198
Loans receivable, net of allowance for loan losses of $8,677 and $8,639, respectively	1,237,550	1,260,947
Accrued interest receivable	6,117	6,880
FHLB stock	6,305	6,308
Premises and equipment, net	19,524	20,853
Deferred tax asset, net	3,665	3,129
Bank-owned life insurance	25,280	25,019
Goodwill	6,106	6,106
Other intangible assets	189	229
Other assets	12,331	12,958
Total assets	$1,789,839	$1,791,929
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,187,319	$1,181,357
Non-interest bearing deposits	189,968	191,898
Total deposits	1,377,287	1,373,255
Mortgage escrow funds	10,610	10,123
Advances from FHLB	106,023	106,089
Other liabilities	26,595	28,749
Total liabilities	1,520,515	1,518,216
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2020 and June 30, 2020)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,712,295 shares issued as of December 31, 2020 and June 30, 2020, respectively, and 16,097,867 and 16,898,137 shares outstanding as of December 31, 2020 and June 30, 2020, respectively)	187	187
Additional paid in capital	187,964	186,200
Retained earnings	145,472	141,288
Unearned compensation - ESOP	(10,657)	(11,145)
Accumulated other comprehensive loss, net of income taxes	(5,945)	(6,403)
Treasury stock, at cost (2,614,428 and 1,814,158 shares as of December 31, 2020 and June 30, 2020, respectively)	(47,697)	(36,414)
Total shareholders' equity	269,324	273,713
Total liabilities and shareholders' equity	$1,789,839	$1,791,929

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Interest and dividend income
Loans receivable	$12,182	$13,149	$24,729	$26,185
Investment securities	1,933	2,279	3,789	4,971
Federal funds and other	110	301	235	599
Total interest and dividend income	14,225	15,729	28,753	31,755
Interest expense
Deposits and escrow interest	2,158	3,358	4,590	6,659
FHLB advances	520	674	1,039	1,401
Total interest expense	2,678	4,032	5,629	8,060
Net interest income	11,547	11,697	23,124	23,695
Provision for loan losses	107	412	216	747
Net interest income after provision for loan losses	11,440	11,285	22,908	22,948
Noninterest income
Fees and service charges	363	402	685	804
Swap income	238	-	367	170
Bank-owned life insurance	129	134	261	271
Other	13	11	24	67
Total noninterest income	743	547	1,337	1,312
Noninterest expense
Salaries and employee benefits	5,520	5,889	11,127	11,653
Occupancy and equipment	1,374	1,333	2,692	2,648
Communication and data processing	446	507	1,022	1,038
Professional fees	503	379	903	783
Postage, printing, stationary and supplies	167	159	306	299
Advertising	100	100	200	200
FDIC assessment	122	-	235	-
Amortization of intangible assets	20	25	40	49
Other operating expenses	439	402	790	911
Total noninterest expense	8,691	8,794	17,315	17,581
Net income before income tax expense	3,492	3,038	6,930	6,679
Income tax expense	798	685	1,508	1,497
Net income	$2,694	$2,353	$5,422	$5,182
Earnings per common share:
Basic	$0.18	$0.15	$0.36	$0.33
Diluted	$0.18	$0.14	$0.36	$0.32
Weighted average common shares outstanding:
Basic	14,888,528	15,837,762	15,094,982	15,908,761
Diluted	14,889,020	15,909,855	15,094,982	15,996,251

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income	$2,694	$2,353	$5,422	$5,182

Other comprehensive income:
Unrealized (losses) gains on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	(3)	39	(19)	220
Reclassification adjustment for gains realized in net income	-	-	-	-
Net change in unrealized gains/losses	(3)	39	(19)	220
Tax effect	1	(7)	4	(45)
Net of tax	(2)	32	(15)	175

Defined benefit pension plan:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	332	403	572	536
Tax effect	(69)	(83)	(120)	(112)
Net of tax	263	320	452	424

Supplemental retirement plans:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	14	12	28	23
Tax effect	(4)	(4)	(7)	(6)
Net of tax	10	8	21	17

Total other comprehensive income	271	360	458	616

Comprehensive income	$2,965	$2,713	$5,880	$5,798

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share and per share data)

							Accumulated
	Number of		Additional		Unallocated	Treasury	Other
	Common	Common	Paid-In	Retained	Common Stock	Stock,	Comprehensive	Total
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2020	16,898,137	$187	$186,200	$141,288	$(11,145)	$(36,414)	$(6,403)	$273,713
Net income	-	-	-	2,728	-	-		2,728
Other comprehensive income	-	-	-	-	-	-	187	187
Common stock dividends declared ($0.04 per share)	-	-	-	(630)	-	-	-	(630)
Repurchase of common stock	(266,900)	-	-	-	-	(3,449)	-	(3,449)
Restricted stock awards granted	3,000	-	(60)	-	-	60		-
Stock-based compensation	-	-	829	-	-	-	-	829
ESOP shares committed to be released (24,419 shares)	-	-	57	-	244	-	-	301
Balance at September 30, 2020	16,634,237	$187	$187,026	$143,386	$(10,901)	$(39,803)	$(6,216)	$273,679
Net income				2,694				2,694
Other comprehensive income							271	271
Common stock dividends declared ($0.04 per share)				(608)				(608)
Repurchase of common stock	(517,270)					(7,591)		(7,591)
Shares withheld related to income tax withholding	(19,100)					(303)		(303)
Stock-based compensation			822					822
ESOP shares committed to be released (24,419 shares)			116		244			360
Balance at December 31, 2020	16,097,867	$187	$187,964	$145,472	$(10,657)	$(47,697)	$(5,945)	$269,324

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share and per share data)

							Accumulated
	Number of		Additional		Unallocated		Other
	Common	Common	Paid-In	Retained	Common Stock	Treasury Stock,	Comprehensive	Total
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2019	17,804,039	$187	$182,129	$134,500	$(12,114)	$(18,305)	$(5,090)	$281,307
Net income	-	-	-	2,829	-	-	-	2,829
Other comprehensive income	-	-	-	-	-	-	256	256
Common stock dividends declared ($0.04 per share)	-	-	-	(659)	-	-	-	(659)
Repurchase of common stock	(179,800)	-	-	-	-	(3,524)	-	(3,524)
Stock-based compensation	-	-	830	-	-	-	-	830
ESOP shares committed to be released (24,419 shares)	-	-	239	-	244	-	-	483
Balance at September 30, 2019	17,624,239	$187	$183,198	$136,670	$(11,870)	$(21,829)	$(4,834)	$281,522
Net income				2,353				2,353
Other comprehensive income							360	360
Common stock dividends declared ($0.04 per share)				(650)				(650)
Repurchase of common stock	(236,050)					(4,748)		(4,748)
Shares withheld related to income tax withholding	(15,881)					(320)		(320)
Stock-based compensation			829					829
ESOP shares committed to be released (24,419 shares)			249		244			493
Balance at December 31, 2019	17,372,308	$187	$184,276	$138,373	$(11,626)	$(26,897)	$(4,474)	$279,839

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six Months Ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$5,422	$5,182
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	216	747
Depreciation and amortization	1,486	1,480
Amortization of net premiums on securities and net deferred loan origination costs	507	836
Net decrease (increase) in accrued interest receivable	763	(135)
Net gains on sales of foreclosed real estate	-	(38)
Stock-based compensation	1,651	1,658
ESOP compensation	661	977
Earnings from cash surrender value of BOLI	(261)	(271)
Net accretion of purchase accounting adjustments	(137)	(293)
Other adjustments, principally net changes in other assets and liabilities	(1,586)	(801)
Net cash provided by operating activities	8,722	9,342
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(40,116)	(1,103)
Available for sale	(20,377)	-
Maturities, calls and amortization of investment securities:
Held to maturity	48,403	74,876
Available for sale	14,407	17,857
Loan principal repayments (disbursements), net	23,442	(47,312)
Purchase of loans	-	(44,321)
Net redemption of FHLB stock	3	1,128
Purchase of bank premises and equipment, net of sales	(117)	(380)
Proceeds from sales of foreclosed real estate	-	1,196
Net cash provided by investing activities	25,645	1,941
FINANCING ACTIVITIES
Net increase in deposits	4,032	25,793
Net decrease in short-term FHLB advances	-	(40,000)
Proceeds from long-term FHLB advances	-	20,000
Repayment of long-term FHLB advances	(66)	(5,063)
Net increase in mortgage escrow funds	487	694
Common stock dividends paid	(1,238)	(1,309)
Repurchase of shares from employees for income tax withholding purpose	(303)	(320)
Repurchase of common stock	(11,040)	(8,272)
Net cash used in financing activities	(8,128)	(8,477)
Net increase in cash and cash equivalents	26,239	2,806
Cash and cash equivalents at beginning of period	136,302	60,029
Cash and cash equivalents at end of period	$162,541	$62,835

Supplemental information:
Cash paid for:
Interest	$5,635	$8,011
Income taxes (net of refunds)	2,715	1,921
Loans transferred to foreclosed real estate and other assets	-	279
Establishment of right to use lease asset (ASU 2016-13)	-	12,687

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At December 31, 2020, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended, and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

PCSB Bank is a community-oriented financial institution that provides financial services to individuals and businesses within its market area of Putnam, Southern Dutchess, Rockland and Westchester Counties in New York. The Bank is a state-chartered commercial bank, and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s primary regulators are the FDIC and the NYSDFS.

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

Risks and Uncertainties:

The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. The New York City Metropolitan area and environs have had one of the highest incidences of COVID-19 in the nation, and the neighboring Tri-State area of New Jersey and Connecticut also has been particularly affected by COVID-19.  Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 continue to evolve and are not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.

The ultimate financial impact of the pandemic is unknown at this time. However, if these actions are sustained, it may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments of the Company’s intangible assets, investments, loans, or deferred tax assets.

As it relates to the allowance for loan losses, the Company continues to assess the economic impacts the COVID-19 pandemic has had on our local economy and loan portfolio. The Company has taken actions to identify, assess and address its COVID-19 related credit exposure. Many factors are unknown, including the length of the various restrictions imposed on certain industries by New York State and other neighboring states, the impacts of the government’s fiscal and monetary relief measures, including payment deferral programs, as well as the long-term impacts COVID-19 may have on our consumer and commercial borrowers. It is reasonably possible that the Company’s allowance for loan losses as of December 31, 2020 will change in the near term and could result in a material change to the Company’s provision for loan losses, earnings and capital.

Use of Estimates:  To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Note 2. Recent Accounting Pronouncements

The pronouncements discussed below are not intended to be an all-inclusive list, but rather only those pronouncements that the Company has determined could potentially have a material impact on our financial position, results of operations or disclosures.

There were no accounting standards adopted in the current period.

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

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity debt securities at December 31, 2020 and June 30, 2020 were as follows:

	December 31, 2020
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$1,000	$7	$-	$1,007
Corporate	8,026	78	(7)	8,097
State and municipal	7,041	77	(2)	7,116
Mortgage-backed securities – residential	26,692	418	(48)	27,062
Total available for sale	$42,759	$580	$(57)	$43,282
Held to maturity:
U.S. Government and agency obligations	$28,501	$325	$-	$28,826
Corporate	43,619	725	(777)	43,567
State and municipal	30,308	685	(8)	30,985
Mortgage-backed securities – residential	96,434	4,008	-	100,442
Mortgage-backed securities – collateralized mortgage obligations	47,784	1,287	(9)	49,062
Mortgage-backed securities – commercial	20,303	673	-	20,976
Total held to maturity	$266,949	$7,703	$(794)	$273,858

	June 30, 2020
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$11,002	$47	$-	$11,049
Corporate	5,038	82	-	5,120
Mortgage-backed securities – residential	20,844	428	(15)	21,257
Total available for sale	$36,884	$557	$(15)	$37,426
Held to maturity:
U.S. Government and agency obligations	$42,001	$454	$(5)	$42,450
Corporate	43,634	142	(1,459)	42,317
State and municipal	9,156	190	(51)	9,295
Mortgage-backed securities – residential	117,160	4,291	(17)	121,434
Mortgage-backed securities – collateralized mortgage obligations	45,047	1,487	(31)	46,503
Mortgage-backed securities – commercial	18,774	724	-	19,498
Total held to maturity	$275,772	$7,288	$(1,563)	$281,497

No securities were sold during the three or six months ended December 31, 2020 or 2019.

The following table presents the fair value and carrying amount of debt securities at December 31, 2020, by contractual maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
1 year or less	$6,035	$6,112	$1,000	$1,007
1 to 5 years	32,667	32,715	5,026	5,104
5 to 10 years	33,709	33,857	3,000	2,993
over 10 years	26,076	26,479	7,041	7,116
Mortgage-backed securities and other	168,462	174,695	26,692	27,062
Total	$266,949	$273,858	$42,759	$43,282

Securities pledged had carrying amounts of $167.1 million and $182.2 million at December 31, 2020 and June 30, 2020, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2020 and June 30, 2020:

	December 31, 2020
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
Corporate	$2,993	$(7)	$-	$-	$2,993	$(7)
State and municipal	3,018	(2)	-	-	3,018	(2)
Mortgage-backed securities – residential	6,287	(44)	746	(4)	7,033	(48)
Total available for sale	$12,298	$(53)	$746	$(4)	$13,044	$(57)
Held to maturity:
Corporate	$7,470	$(112)	$21,835	$(665)	$29,305	$(777)
State and municipal	3,006	(8)	-	-	3,006	(8)
Mortgage-backed securities – collateralized mortgage obligations	3,284	-	-	-	3,284	-
Mortgage-backed securities – commercial	2,000	(9)	-	-	2,000	(9)
Total held to maturity	$15,760	$(129)	$21,835	$(665)	$37,595	$(794)

	June 30, 2020
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
Mortgage-backed securities – residential	$1,450	$(15)	$-	$-	$1,450	$(15)
Total available for sale	$1,450	$(15)	$-	$-	$1,450	$(15)
Held to maturity
U.S. Government and agency obligations	$11,995	$(5)	$-	$-	$11,995	$(5)
Corporate	25,615	(1,004)	12,045	(455)	37,660	(1,459)
State and municipal	5,136	(51)	-	-	5,136	(51)
Mortgage-backed securities – residential	5,130	(17)	-	-	5,130	(17)
Mortgage-backed securities – collateralized mortgage obligations	2,627	(31)	-	-	2,627	(31)
Total held to maturity	$50,503	$(1,108)	$12,045	$(455)	$62,548	$(1,563)

As of December 31, 2020, the Company’s securities portfolio consisted of $310.2 million in securities, of which 22 securities with a fair value of $50.6 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s corporate securities which are internally pass rated and are subject to quarterly credit monitoring. With the exception of state and municipal securities, all other investments are guaranteed by the U.S. government or its agencies.

At December 31, 2020 and June 30, 2020 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

There were no securities as of December 31, 2020 or June 30, 2020 for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Management believes the unrealized losses are primarily a result of changes in interest rates and credit spreads. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of December 31, 2020 or June 30, 2020.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	December 31,	June 30,
	2020	2020
Mortgage loans:
Residential	$237,987	$255,382
Commercial	801,348	807,106
Construction	17,551	11,053
Net deferred loan origination costs	600	739
Total mortgage loans	1,057,486	1,074,280
Commercial and consumer loans:
Commercial loans	160,678	164,257
Home equity lines of credit	27,653	29,838
Consumer and overdrafts	328	481
Net deferred loan origination costs	82	730
Total commercial and consumer loans	188,741	195,306
Total loans receivable	1,246,227	1,269,586
Allowance for loan losses	(8,677)	(8,639)
Loans receivable, net	$1,237,550	$1,260,947

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31, 2020
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Residential	$342	$(12)	$-	$4	$334
Commercial	6,966	(94)	-	-	6,872
Construction	173	32	-	-	205
Commercial loans	1,121	179	(119)	20	1,201
Home equity lines of credit	63	(4)	-	2	61
Consumer and overdrafts	7	6	(9)	-	4
Total	$8,672	$107	$(128)	$26	$8,677

	Three Months Ended December 31, 2019
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Residential	$343	$38	$(31)	$2	$352
Commercial	4,314	254	-	-	4,568
Construction	222	51	-	-	273
Commercial loans	1,041	62	(150)	-	953
Home equity lines of credit	61	(4)	-	3	60
Consumer and overdrafts	12	11	(15)	2	10
Total	$5,993	$412	$(196)	$7	$6,216

	Six Months Ended December 31, 2020
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$373	$(45)	$-	$6	$334
Commercial	6,913	(41)	-	-	6,872
Construction	165	40	-	-	205
Commercial loans	1,124	250	(224)	51	1,201
Home equity lines of credit	60	(3)	-	4	61
Consumer and installment loans	4	15	(17)	2	4
Total	$8,639	$216	$(241)	$63	$8,677

	Six Months Ended December 31, 2019
	Beginning Allowance	Provision (credit)	Charge-offs	Recoveries	Ending Allowance
Originated:
Residential	$446	$(68)	$(31)	$5	$352
Commercial	3,853	715	-	-	4,568
Construction	159	114	-	-	273
Commercial loans	1,130	(27)	(150)	-	953
Home equity lines of credit	65	(13)	-	8	60
Consumer and installment loans	11	26	(33)	6	10
Total	$5,664	$747	$(214)	$19	$6,216

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of December 31, 2020 and June 30, 2020 (in thousands):

	December 31, 2020
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,253	$235,013	$721	$237,987	$115	$219	$-	$334
Commercial	-	800,468	880	801,348	-	6,872	-	6,872
Construction	-	17,551	-	17,551	-	205	-	205
Commercial loans	1,764	158,914	-	160,678	-	1,201	-	1,201
Home equity lines of credit	405	27,117	131	27,653	10	51	-	61
Consumer and overdrafts	-	328	-	328	-	4	-	4
Total	$4,422	$1,239,391	$1,732	$1,245,545	$125	$8,552	$-	$8,677

	June 30, 2020
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential	$2,448	$252,195	$739	$255,382	$118	$255	$-	$373
Commercial	-	806,224	882	807,106	-	6,913	-	6,913
Construction	-	11,053	-	11,053	-	165	-	165
Commercial loans	1,921	162,336	-	164,257	1	1,123	-	1,124
Home equity lines of credit	350	29,349	139	29,838	4	56	-	60
Consumer and overdrafts	-	481	-	481	-	4	-	4
Total	$4,719	$1,261,638	$1,760	$1,268,117	$123	$8,516	$-	$8,639

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by portfolio segment as of December 31, 2020 and June 30, 2020 (in thousands):

	December 31, 2020			June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential	$1,938	$1,826	$-	$2,123	$2,013	$-
Commercial loans	2,078	1,749	-	2,067	1,897	-
Home equity lines of credit	358	376	-	326	339	-
With an allowance recorded:
Residential	367	427	115	372	435	118
Commercial loans	15	15	-	24	24	1
Home equity lines of credit	29	29	10	11	11	4
Total	$4,785	$4,422	$125	$4,923	$4,719	$123

The tables below present the average recorded investment and interest income recognized on loans individually evaluated for impairment, by portfolio segment, for the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three months ended		Three months ended
	December 31, 2020		December 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$1,873	$12	$1,992	$21
Commercial	-	-	1,083	128
Commercial loans	1,769	48	1,882	53
Home equity lines of credit	379	1	538	13
With an allowance recorded:
Residential	428	4	436	4
Commercial loans	15	-	119	-
Home equity lines of credit	29	-	80	6
Total	$4,493	$65	$6,130	$225

	Six Months Ended		Six Months Ended
	December 31, 2020		December 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$1,935	$20	$2,009	$27
Commercial	-	-	1,193	140
Construction	-	-	1,887	103
Commercial loans	1,789	97	569	13
Home equity lines of credit	383	1	-	-
With an allowance recorded:
Residential	429	7	436	7
Commercial loans	15	-	152	1
Home equity lines of credit	21	-	81	6
Total	$4,572	$125	$6,327	$297

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by portfolio segment, as of December 31, 2020 and June 30, 2020 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	December 31,	June 30,	December 31,	June 30,
	2020	2020	2020	2020
Residential	$1,277	$1,457	$-	$-
Commercial loans	19	-	-	-
Home equity lines of credit	376	338	-	-
Total	$1,672	$1,795	$-	$-

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $377,000 and $392,000 as of December 31, 2020 and June 30, 2020, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by portfolio segment as of December 31, 2020 and June 30, 2020 (in thousands):

	December 31, 2020
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total
Residential	$-	$282	$644	$926	$237,061	$237,987
Commercial	-	408	-	408	800,940	801,348
Construction	-	-	-	-	17,551	17,551
Commercial loans	104	27	-	131	160,547	160,678
Home equity lines of credit	-	-	376	376	27,277	27,653
Consumer and overdrafts	-	-	-	-	328	328
Total	$104	$717	$1,020	$1,841	$1,243,704	$1,245,545

	June 30, 2020
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total
Residential	$495	$10	$806	$1,311	$254,071	$255,382
Commercial	-	-	-	-	807,106	807,106
Construction	-	-	-	-	11,053	11,053
Commercial loans	76	-	-	76	164,181	164,257
Home equity lines of credit	44	-	338	382	29,456	29,838
Consumer and overdrafts	-	-	-	-	481	481
Total	$615	$10	$1,144	$1,769	$1,266,348	$1,268,117

(1)	As of December 31, 2020 and June 30, 2020, loans on a COVID-19-related payment deferral of $31.9 million and $200.6 million, respectively, are considered current.

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

As of December 31, 2020 and June 30, 2020, the Company had 14 loans, classified as TDRs totaling $3.1 million and $3.3 million, including $2.8 million and $2.9 million, respectively, of loans still accruing interest. The Company has allocated $125,000 and $123,000, of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2020 and June 30, 2020, respectively. As of December 31, 2020, the Company has committed to lend an additional $7,000 to customers with outstanding loans that are classified as TDRs.

The Company did not modify any loans during the three or six months ended December 31, 2020 or 2019 that were classified as TDRs.

There were no defaults of troubled debt restructurings occurring in the three or six months ended December 31, 2020 that were modified in the twelve months prior to default. The Company had one TDR, a residential mortgage with a carrying amount of $370,000 as of December 31, 2019, default in the six months ended December 31, 2019 that was modified in the twelve months prior to default, with no such defaults occurring in the three months ended December 31, 2019. This default did not result in a charge-off nor an increase to the allowance for loan losses.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the termination of the national emergency declared relating to COVID-19. Additionally, on April 7, 2020, the banking agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), to encourage banks to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40, “Troubled Debt Restructurings by Creditors,” apply to certain COVID-19-related modifications.

During the six months ended December 31, 2020, the Company granted or extended loan payment deferrals for 26 residential mortgage loans and home equity lines of credit totaling $9.0 million, as well as 29 commercial mortgage and commercial loans totaling $37.0 million. In accordance with either the CARES Act (as amended) or Interagency Statement, these modifications are not considered troubled debt restructurings. The Company had 26 and 293 loans totaling $31.9 million and $200.6 million on loan payment deferral as of December 31, 2020 and June 30, 2020, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by portfolio segment is as follows (in thousands):

	December 31, 2020
	Pass	Special Mention	Substandard	Total
Residential	$233,618	$2,305	$2,064	$237,987
Commercial	782,689	3,313	15,346	801,348
Construction	17,551	-	-	17,551
Commercial loans	156,629	113	3,936	160,678
Home equity lines of credit	26,309	903	441	27,653
Consumer and overdrafts	328	-	-	328
Total	$1,217,124	$6,634	$21,787	$1,245,545

	June 30, 2020
	Pass	Special Mention	Substandard	Total
Residential	$252,604	$687	$2,091	$255,382
Commercial	803,048	3,176	882	807,106
Construction	11,053	-	-	11,053
Commercial loans	160,137	201	3,919	164,257
Home equity lines of credit	28,894	498	446	29,838
Consumer and overdrafts	481	-	-	481
Total	$1,256,217	$4,562	$7,338	$1,268,117

As of December 31, 2020, of the $31.9 million in loans in a COVID-19 related payment deferral, $14.2 million were pass-rated, with $2.5 million and $15.2 million rated special mention and substandard, respectively. As of June 30, 2020, of the $200.6 million in loans in a COVID-19 related payment deferrals, $195.4 million and $5.2 million were rated pass and substandard, respectively.

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of December 31, 2020 and June 30, 2020 is as follows (in thousands):

	December 31,	June 30,
	2020	2020
Residential	$721	$739
Commercial	880	882
Home equity lines of credit	131	139
Carrying amount, net of allowance of $0 and $0, respectively	$1,732	$1,760

There was no allowance for loan losses on purchased credit impaired loans as of or during the three and six months ended December 31, 2020 and 2019, respectively.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Beginning balance	$151	$182	$156	$192
New loans acquired	-	-	-	-
Accretion income	(4)	(8)	(9)	(18)
Reclassification from non-accretable difference	-	-	-	-
Disposals	-	-	-	-
Ending balance	$147	$174	$147	$174

Note 5. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at October 1, 2020	$415	$(6,416)	$(215)	$(6,216)
Other comprehensive (loss) income before reclassifications	(3)	-	-	(3)
Amounts reclassified from accumulated other comprehensive income	-	332	14	346
Less tax effect	1	(69)	(4)	(72)
Net other comprehensive (loss) income	(2)	263	10	271
Balance at December 31, 2020	$413	$(6,153)	$(205)	$(5,945)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at October 1, 2019	$(66)	$(4,527)	$(241)	$(4,834)
Other comprehensive income before reclassifications	39	-	-	39
Amounts reclassified from accumulated other comprehensive income	-	403	12	415
Less tax effect	(7)	(83)	(4)	(94)
Net other comprehensive income	32	320	8	360
Balance at December 31, 2019	$(34)	$(4,207)	$(233)	$(4,474)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2020	$428	$(6,605)	$(226)	$(6,403)
Other comprehensive income before reclassifications	(19)	-	-	(19)
Amounts reclassified from accumulated other comprehensive income	-	572	28	600
Tax effect	4	(120)	(7)	(123)
Net other comprehensive income	(15)	452	21	458
Balance at December 31, 2020	$413	$(6,153)	$(205)	$(5,945)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2019	$(209)	$(4,631)	$(250)	$(5,090)
Other comprehensive income before reclassifications	220	-	-	220
Amounts reclassified from accumulated other comprehensive income	-	536	23	559
Tax effect	(45)	(112)	(6)	(163)
Net other comprehensive income	175	424	17	616
Balance at December 31, 2019	$(34)	$(4,207)	$(233)	$(4,474)

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

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended		Three Months Ended
	December 31, 2020		December 31, 2019
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$91	$-	$79
Interest cost	137	23	180	30
Expected return on plan assets	(455)	-	(478)	-
Amortization of prior net loss	239	14	131	12
Settlement charges	93		272	-
Net periodic cost (benefit)	$14	$128	$105	$121

	Six Months Ended		Six Months Ended
	December 31, 2020		December 31, 2019
	Defined Benefit Plan	Supplemental Retirement Plan	Defined Benefit Plan	Supplemental Retirement Plan
Service cost	$-	$181	$-	$158
Interest cost	273	47	360	61
Expected return on plan assets	(911)	-	(957)	-
Amortization of prior net loss	479	28	264	23
Settlement charges	93	-	272	-
Net periodic (benefit) cost	$(66)	$256	$(61)	$242

The Company made no contributions to the defined benefit plan during the three or six months ended December 31, 2020.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. On April 20, 2017, the Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.75% for 2020). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2020 was $10.7 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032. Dividends on allocated shares increase participant accounts and are used to purchase additional shares of stock. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

	December 31, 2020	June 30, 2020
Allocated to participants	377,593	327,206
Unearned	1,065,691	1,114,529
Total ESOP shares	1,443,284	1,441,735

Fair value of unearned shares	$16,902	$14,132

Total compensation expense recognized in connection with the ESOP for the three and six months ended December 31, 2020 was $360,000 and $661,000, respectively, and for the three and six months ended December 31, 2019 was $493,000 and $977,000, respectively.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2020
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$1,007	$-	$1,007
Corporate securities	-	8,097	-	8,097
Municipal securities		7,116		7,116
Mortgage-backed securities – residential	-	27,062	-	27,062
Derivatives – interest rate contracts	-	6,990	-	6,990
Total assets at fair value	$-	$50,272	$-	$50,272

Derivatives – interest rate contracts	$-	$6,990	$-	$6,990
Total liabilities at fair value	$-	$6,990	$-	$6,990

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$312	$312
Commercial loans	-	-	15	15
Home equity lines of credit	-	-	19	19
Total assets at fair value	$-	$-	$346	$346

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2020
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$11,049	$-	$11,049
Corporate securities	-	5,120	-	5,120
Mortgage-backed securities – residential	-	21,257	-	21,257
Derivatives – interest rate contracts	-	8,305	-	8,305
Total assets at fair value	$-	$45,731	$-	$45,731

Derivatives – interest rate contracts	$-	$8,305	$-	$8,305
Total liabilities at fair value	$-	$8,305	$-	$8,305

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$317	$317
Commercial loans	-	-	100	100
Home equity lines of credit	-	-	7	7
Total assets at fair value	$-	$-	$424	$424

There were no transfers between levels within the fair value hierarchy during the three and six months ended December 31, 2020 and 2019.

Impaired loans in the preceding table had a carrying amount of $471,000 and a remaining valuation allowance of $125,000, at December 31, 2020, as compared to $547,000 and $123,000, respectively, as of June 30, 2020. Impaired loans measured at fair value incurred no net charge-offs and resulted in a provision for loan losses of $2,000 during the six months ended December 31, 2020. Impaired loans measured at fair value as of December 31, 2019 incurred no net charge-offs and resulted in an additional credit for loan losses of $2,000 during the six months ended December 31, 2019.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at December 31, 2020 and June 30, 2020 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
December 31, 2020
Impaired loans - residential mortgages	$312	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	19	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - commercial loans	15	Discounted cash flow	Discount rate	7.0%

June 30, 2020
Impaired loans - residential mortgages	$316	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	7	Discounted cash flow	Discount rate	6.3%
Impaired loans - commercial loans	100	Discounted cash flow	Discount rate	6.8% to 7.5%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities, none of which are held for trading purposes (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2020
Financial assets:
Cash and cash equivalents	$162,541	$162,541	$-	$-	$162,541
Investment securities held to maturity	266,949	-	252,020	21,838	273,858
Investment securities available for sale	43,282	-	43,282	-	43,282
Loans receivable, net	1,237,550	-	-	1,217,424	1,217,424
Accrued interest receivable	6,117	-	968	5,149	6,117
FHLB stock	6,305	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	6,990	-	6,990	-	6,990
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	960,901	960,901	-	-	960,901
Time deposits	416,386	-	424,310	-	424,310
Mortgage escrow funds	10,610	10,610	-	-	10,610
Accrued interest payable	240	1	239	-	240
FHLB advances	106,023	-	108,302	-	108,302
Derivative liabilities - interest rate contracts	6,990	-	6,990	-	6,990

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2020
Financial assets:
Cash and cash equivalents	$136,302	$136,302	$-	$-	$136,302
Investment securities held to maturity	275,772	-	276,847	4,650	281,497
Investment securities available for sale	37,426	-	37,426	-	37,426
Loans receivable, net	1,260,947	-	-	1,240,440	1,240,440
Accrued interest receivable	6,880	-	997	5,883	6,880
FHLB stock	6,308	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	8,305	-	8,305	-	8,305
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	926,989	926,989	-	-	926,989
Time deposits	446,246	-	456,109	-	456,109
Mortgage escrow funds	10,123	10,123	-	-	10,123
Accrued interest payable	246	1	245		246
FHLB advances	106,089	-	110,937	-	110,937
Derivative liabilities - interest rate contracts	8,305	-	8,305	-	8,305

The methods of determining the fair value of assets and liabilities presented in the table above are consistent with our methodologies disclosed in the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K.

Note 8. Regulatory Matters

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2020 and June 30, 2020, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands).

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
PCSB Bank
Leverage (Tier 1)	$226,335	12.7%	$71,488	4.0%	$89,360	5.0%
Risk-based:
Common Tier 1	226,335	17.7	57,416	4.5	82,934	6.5
Tier 1	226,335	17.7	76,555	6.0	102,073	8.0
Total	235,012	18.4	102,073	8.0	127,591	10.0

June 30, 2020
PCSB Bank
Leverage (Tier 1)	$220,310	12.5%	$70,432	4.0%	$88,040	5.0%
Risk-based:
Common Tier 1	220,310	17.0	58,389	4.5	84,339	6.5
Tier 1	220,310	17.0	77,852	6.0	103,802	8.0
Total	228,949	17.0	103,802	8.0	129,753	10.0

In addition to the ratios above, the Basel III Capital Rules have established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.

Management believes that as of December 31, 2020 and June 30, 2020, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer of 2.5%, as of December 31, 2020 and June 30, 2020, respectively. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

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

The following table provides factors used in the earnings per share computation.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(amounts in thousands, except share and per share data)
Net income applicable to common stock	$2,694	$2,353	$5,422	$5,182

Average number of common shares outstanding	15,966,158	17,012,405	16,184,821	17,095,614
Less: Average unallocated ESOP shares	(1,077,630)	(1,174,643)	(1,089,839)	(1,186,853)
Average number of common shares outstanding used to calculate basic earnings per common share	14,888,528	15,837,762	15,094,982	15,908,761

Effect of equity-based awards	492	72,093	-	87,490
Average number of common shares outstanding used to calculate diluted earnings per common share	14,889,020	15,909,855	15,094,982	15,996,251

Earnings per common share:
Basic	$0.18	$0.15	$0.36	$0.33
Diluted	$0.18	$0.14	$0.36	$0.32

Stock options for 1,345,293 and 1,343,695 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended December 31, 2020, respectively, because they were antidilutive. Stock options for 1,339,293 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended December 31, 2019 because they were antidilutive.

Note 10. Derivatives and Hedging

Derivatives not designated as hedges may be used to manage the Company’s exposure to interest rate movements or to provide service to customers. The Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third party in order to minimize the net risk exposure resulting from such transactions. The Company presents interest rate swap assets and liabilities in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. These interest rate swap agreements do not qualify for hedge accounting treatment, and therefore changes in fair value are reported in current period earnings.

The following table presents summary information about the interest rate swaps as of December 31, 2020 and June 30, 2020.

	December 31,	June 30,
	2020	2020
	(dollars in thousands)
Notional amounts	$184,429	$159,242
Weighted average pay rates	3.21%	2.54%
Weighted average receive rates	3.21%	2.54%
Weighted average maturity	8.96 years	9.31 years
Fair value of combined interest rate swaps	$-	$-

Note 11. Revenue From Contracts With Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to performance obligations in the contract.
5.	Recognize revenue when (or as) the Company satisfies a performance obligation.

The following table presents summary information about sources of revenue from contracts with customers for the periods indicated.

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
	(in thousands)
Noninterest income:
Service charges on deposits	$196	$246	$358	$501
Interchange fees	133	112	264	229
Other (1)	34	44	63	74
Fees and service charges	363	402	685	804

Bank-owned life insurance (1)	129	134	261	271
Swap income (1)	238	-	367	170

Net (loss) gain on sale of foreclosed real estate	-	(9)	-	38
Other (1)	13	20	24	29
Other noninterest income	13	11	24	67
Total noninterest income	$743	$547	$1,337	$1,312

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

Note 12. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Total compensation cost that has been charged against income for the Plan was $822,000 and $1.7 million for the three and six months ended December 31, 2020, and $829,000 and $1.7 million for the three and six months ended December 31, 2019, respectively.

Restricted Stock Awards (“RSAs”)

RSAs provide for the issuance of shares to both employees and non-employee directors. These awards generally vest over a 5-year period, with 20% vesting each year on the anniversary of the award. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,604, of which 541,467 shares were granted as of December 31, 2020.

The following table presents a summary of RSA activity during the period ended December 31, 2020.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested granted shares outstanding at July 1, 2020	437,737	$19.02
Shares granted	3,000	12.34
Shares vested	(109,439)	19.02
Shares forfeited	(8,718)	19.40
Unvested granted shares at December 31, 2020	322,580	$18.95

As of December 31, 2020, there was $6.0 million of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.9 years.

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

The fair value of options granted during the three and six months ended December 31, 2020, was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	0.39%
Expected term (in years)	6.25
Expected stock price volatility	35.75%
Dividend yield	1.30%
Weighted average fair value of options granted	$3.72

As of December 31, 2020, there was $3.5 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.9 years.

Total options available for grant under the Plan are 1,816,511, of which 1,323,495 options were granted as of December 31, 2020. The following table presents a summary of activity related to stock options granted under the Plan, and changes during the period then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
	(dollars in thousands, except share and per share data)
Options outstanding at July 1, 2020	1,339,293	$19.04		$-
Options granted	6,000	12.34
Options expired	-	-
Options forfeited	(21,798)	19.40
Options exercised	-	-
Options outstanding at December 31, 2020	1,323,495	$19.00	7.9	$21

Exercisable at December 31, 2020	535,717	$19.00	7.9	$-

Note 13. Leases

As of December 31, 2020, the Company leases real estate for eleven branch offices and one administrative office, including its corporate headquarters, under various operating lease agreements. The Company’s leases have maturities which range from 2021 to 2041, some of which include lessee options to extend the lease term. The weighted average remaining life of the lease terms for these leases was 9.84 years as of December 31, 2020.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.44% in determining the lease liability as of December 31, 2020.

The Company made a policy election to exclude the recognition requirements of ASC 842 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. The Company had no short-term lease cost for the three or six months ended December 31, 2020 or 2019. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three or six months ended December 31, 2020 or 2019.

For the three and six months ended December 31, 2020, total operating lease cost was $501,000 and $1.0, million, respectively, and for the three and six months ended December 31, 2019 was $501,000 and $998,000, respectively, and is included in occupancy and equipment expense. The right-of-use asset, included in premises and equipment, net, was $10.1 million and the corresponding lease liability, included in other liabilities was $10.4 million as of December 31, 2020.

Future minimum lease payments for the fiscal years ending June 30 and a reconciliation of undiscounted lease cash flows and the lease liability recognized in the consolidated balance sheet as of December 31, 2020 is shown below:

(dollars in thousands)
2021	$989
2022	1,937
2023	1,850
2024	1,479
2025	1,186
Thereafter	4,475
Total future minimum lease payments (undiscounted)	11,916
Discounting effect on cash flows	(1,557)
Lease liability (discounted)	$10,359

Note 14. Subsequent Events

Subsequent to December 31, 2020, and through February 3, 2021, the Company repurchased 60,737 shares of common stock, at an average cost of $16.26 per share. On January 20, 2021, the stock repurchase plan was completed, in which the Company repurchased a total of 844,907 shares at an average price of $14.24 per share.

On February 3, 2021, PCSB Financial Corporation (the “Company”) announced the authorization of a program to repurchase up to 801,856 shares, or 5%, of its then outstanding common stock. Through February 4, 2021, no shares were repurchased under this program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at December 31, 2020 and June 30, 2020, and results of operations for the three and six months ended December 31, 2020 and 2019 is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2020.

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

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. For additional information regarding critical accounting policies, refer to the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the June 30, 2020 Form 10-K. There have been no significant changes in our application of critical accounting policies for the three or six months ended December 31, 2020.

Loan Payment Deferrals

The COVID-19 pandemic has created extensive disruptions to the local economy and our customers. Through December 31, 2020, the Company has granted loan payment deferrals on 320 consumer and commercial loans whose borrowers have demonstrated financial hardship caused by COVID-19 with loan balances totaling $213.6 million. As of December 31, 2020, 26 loans totaling $31.9 million were still on deferral. Of those loans still on deferral as of December 31, 2020, $6.2 million are scheduled to resume payments prior to March 31, 2021, with the remainder scheduled to resume payments prior to January 31, 2022, however as we continue to assess our borrowers’ financial condition and individual circumstances in the coming weeks and months, additional payment deferrals may be granted.

The table below provides additional detail for those loans on deferral as of December 31, 2020 (dollar amounts in thousands):

Industry Sector:	Number of loans	Recorded Investment (2)	% secured by real estate collateral	Loan-to-Value % (3)	Weighted average term of remaining deferral (in months)
Consumer (1)	13	$5,531	100.0%	61.9%	2.7
Commercial:
Retail	3	11,591	100.0	53.4	12.0
Hotels and accommodation services	2	7,648	100.0	60.3	6.0
Food service	3	5,793	100.0	46.1	5.6
All other commercial	5	1,370	83.3	63.8	3.7
Total commercial	13	26,402	99.1	54.2	8.5
Total	26	$31,933	99.3%	55.6%	7.5

(1)	Includes first and second lien residential mortgages of $5.2 million and $294,000, respectively.
(2)	Includes loans classified as special mention and substandard of $2.5 million and $15.2 million, respectively.
(3)	Generally based on collateral values upon origination.

The table below provides additional detail regarding the type of deferral granted for those loans on deferral as of December 31, 2020 (dollar amounts in thousands):

	Consumer	Commercial	Total
Principal only	$-	$15,885	$15,885
Interest only	707	-	707
Principal and interest	2,559	9,560	12,119
Principal, interest and escrow	2,265	957	3,222
Total	$5,531	$26,402	$31,933

As of December 31, 2020, the Company does not participate in leveraged lending, shared national credits or credit card lending.

Comparison of Financial Condition at December 31, 2020 and June 30, 2020

Total Assets. Total assets were unchanged at $1.79 billion at December 31, 2020.  However, the mix of assets changed due to decreases of $23.4 million in net loans receivable, $3.0 million in total investment securities and $1.9 million in all other assets, partially offset by increases of $26.2 million in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $26.2 million, or 19.3%, to $162.5 million at December 31, 2020 from $136.3 million at June 30, 2020. The increase is primarily due to a $23.4 million decrease in loans receivable, a $4.5 million increase in deposits and escrow funds and a $3.0 million decrease in total investment securities. The increase in cash and cash equivalents is a result of an increase in deposits and reduced loan originations experienced during the quarter, most likely due to reduced economic activity resulting from the COVID-19 pandemic.

Securities Held to Maturity. Total securities held to maturity decreased $8.9 million, or 3.2%, to $266.9 million at December 31, 2020 from $275.8 million at June 30, 2020. This decrease was caused primarily by a net increase of $21.2 million in municipal securities, partially offset by decreases of $16.5 million in mortgage-backed securities and $13.5 million in U.S. government and agency obligations.

Securities Available for Sale. Total securities available for sale increased $5.9 million, or 15.6%, to $43.3 million at December 31, 2020 from $37.4 million at June 30, 2020. This increase was primarily due to net increases of $7.1 million in municipal securities, $5.8 million in mortgage-backed securities, and $3.0 million in corporate securities, partially offset by a $10.0 million decrease in U.S. government and agency obligations.

Net Loans Receivable. Net loans receivable decreased $23.4 million, or 1.9%, to $1.24 billion at December 31, 2020 from $1.26 billion at June 30, 2020. The decrease was the result of decreases in residential mortgages of $17.4 million, commercial mortgages of $5.8 million, commercial loans of $3.6 million, which included a decrease in PPP loans of $13.9 million, and home equity lines of credit of $2.2 million, partially offset by an increase in construction loans of $6.5 million.

Deposits. Total deposits increased $4.0 million, or 0.3%, to $1.38 billion at December 31, 2020 as compared to $1.37 billion at June 30, 2020. This increase primarily reflects increases of $16.2 million in money market accounts, $11.5 million in savings accounts and $8.1 million in NOW accounts, partially offset by decreases of $29.9 million in time deposits and $1.9 million in demand deposits.

Federal Home Loan Bank Advances. FHLB advances decreased $66,000 to $106.0 million at December 31, 2020 as compared to June 30, 2020. This decrease is due to repayments of long-term amortizing advances.

Total Shareholder’s Equity. Total shareholders’ equity decreased $4.4 million to $269.3 million at December 31, 2020 as compared to June 30, 2020. This decrease was primarily due to the repurchase of $11.3 million (784,170 shares) of common stock and $1.2 million of cash dividends declared and paid, partially offset by net income of $5.4 million and $2.3 million of stock-based compensation and reduction in unearned ESOP shares for plan shares earned during the period. As of December 31, 2020, there were 60,737 shares available to be repurchased under the current stock repurchase plan. On January 20, 2021, the stock repurchase plan was completed, in which the Company repurchased a total of 844,907 shares at an average price of $14.24 per share.

Comparison of Operating Results for the Three Months Ended December 31, 2020 and 2019

General. Net income increased $341,000, or 14.5%, to $2.7 million for the three months ended December 31, 2020 compared to $2.4 million for the three months ended December 31, 2019. The increase was primarily due to a $305,000 decrease in provision for loan losses, a $196,000 increase in noninterest income and a $103,000 decrease in noninterest expenses, partially offset by a $150,000 decrease in net interest income and a $113,000 increase in tax expense.

Net Interest Income. Net interest income decreased $150,000, or 1.3%, to $11.5 million for the three months ended December 31, 2020 compared to $11.7 million for the three months ended December 31, 2019. The decrease primarily reflects a 24 basis point decrease in net interest margin to 2.70% compared to 2.94% for the same period last year, partially offset by an increase in average interest-earning assets of $118.3 million, or 7.4%. The increase in average interest-earning assets reflects a $108.9 million increase in average other interest earning assets and a $54.3 million increase in average loans receivable, partially offset by a $44.9 million decrease in average investment securities. Despite continued asset growth and a decrease in funding costs, margin compression has resulted from significant decreases in market interest rates over the past year and a less profitable asset mix due to an increase in cash and cash equivalents. However, in the quarter ended December 31, 2020, the reduction in funding costs more than offset the decrease in asset yields, resulting in slight net interest margin expansion when compared to the linked quarter.

Interest and Dividend Income. Interest and dividend income decreased $1.5 million, or 9.6%, to $14.2 million for the three months ended December 31, 2020 compared to $15.7 million for the three months ended December 31, 2019. The decrease primarily reflects a 62 basis point decrease in the yield on total interest-earning assets, partially offset by a $118.3 million increase in total average interest-earning assets.

Interest income on loans receivable decreased $967,000, or 7.4%, primarily due to a 51 basis point decrease in the average yield on loans to 3.95% for the three months ended December 31, 2020 from 4.46% for the same period last year, partially offset by a $54.3 million increase in the average balance of loans receivable to $1.23 billion for the three months ended December 31, 2020 from $1.18 billion for the same period last year. Decreases in market interest rates driven most significantly by the Fed Funds rate cuts throughout the last year, as well as the origination of lower yielding PPP loans, has resulted in a decreased yield on loans.

Interest income on investment securities decreased $346,000, or 15.2%, primarily due to a 4 basis point decrease in the average yield on investment securities to 2.51% for the three months ended December 31, 2020 from 2.55% for the same period last year and a $45.0 million decrease in the average balance of investment securities to $313.8 million for the three months ended December 31, 2020 from $358.8 million for the same period last year. The decrease in yield is a result of lower market rates. The decrease in the average balance of investment securities is the result of the Company utilizing securities portfolio runoff to fund loan growth.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $191,000, or 63.5%, primarily due to a 174 basis point decrease in the average yield on other interest-earning assets to 0.26% for the three months ended December 31, 2020, from 2.00% for the same period last year, partially offset by a $108.9 million increase in the average balance of other interest-earning assets to $168.6 million for the three months ended December 31, 2020 compared to $59.7 million for the three months ended December 31, 2019. The decrease in the yield on other interest-earning assets was primarily due to a decrease in market interest rates, specifically Fed Funds.

Interest Expense. Interest expense decreased $1.3 million, or 33.6%, to $2.7 million for the three months ended December 31, 2020 compared to $4.0 million for the three months ended December 31, 2019. The decrease primarily reflects a 50 basis point decrease in the average cost of interest-bearing liabilities to 0.81% for the three months ended December 31, 2020 from 1.31% for the same period last year, partially offset by a $84.5 million increase in the average balance of interest-bearing liabilities to $1.31 billion for the three months ended December 31, 2020 from $1.22 billion for the same period last year.

Interest expense on interest-bearing deposits decreased $1.2 million, or 35.7%, primarily due to a 49 basis point decrease in the average cost of interest-bearing deposits to 0.71% for the three months ended December 31, 2020 from 1.20% for the same period last year, partially offset by a $96.1 million increase in the average balance to $1.20 billion for the three months ended December 31, 2020 from $1.11 billion for the three months ended December 31, 2019. The decrease in the average rate paid on interest-bearing deposits was primarily caused by a decrease in market interest rates affecting most significantly the average rates paid on money market accounts and time deposits, which decreased 83 and 64 basis points, respectively, when compared to the prior year quarter. At December 31, 2020, the weighted average cost of interest-bearing deposits was 0.54%.

Interest expense on FHLB advances decreased $154,000, or 22.8%, primarily due to a 33 basis point decrease in the average cost to 1.94% for the three months ended December 31, 2020 from 2.27% for the same period last year, and due to a $11.7 million decrease in the average balance to $106.0 million for the three months ended December 31, 2020 from a $117.7 million for the three months ended December 31, 2019. The decrease in the cost of FHLB funds is primarily due to a decrease in market interest rates.

Over the remainder of the current fiscal year, the Company has $60.0 million of wholesale funding maturing, comprised of FHLB advances and brokered time deposits, with a weighted average cost of 2.08%. Additionally, over the same period the Company has $155.2 million of non-brokered time deposits maturing with a current weighted average cost of 1.05%. If interest rates stay constant, the Company expects the cost of these deposits to be reduced significantly.

Provision for Loan Losses. The provision for loan losses was $107,000 for the three months ended December 31, 2020, compared to $412,000 for the three months ended December 31, 2019. The decrease is primarily due to a decrease in loan portfolio growth. Loans classified as substandard or doubtful totaled $21.8 million, an increase of $16.9 million from December 31, 2019. Non-performing loans as a percent of total loans receivable was 0.13% as of December 31, 2020, a decrease from 0.14% as of December 31, 2019. Charge-offs, net of recoveries, were $102,000 and $189,000 for the three months ended December 31, 2020 and 2019, respectively.

Noninterest Income. Noninterest income increased $196,000, or 35.8%, to $743,000 for the three months ended December 31, 2020 compared to $547,000 for the three months ended December 31, 2019. The increase was caused primarily by a $238,000 increase in swap income, partially offset by a decrease of $39,000 in fees and service charges. The reduction in fees and service charge income is due to a significant reduction in customer activity, particularly in overdraft fees as a result of elevated deposit balances.

Noninterest Expense. Noninterest expense decreased $103,000, or 1.2%, to $8.7 million for the three months ended December 31, 2020 compared to $8.8 million for the three months ended December 31, 2019. The decrease compared to the prior year quarter was caused primarily by decreases of $369,000 in salaries and benefits and $61,000 in communication and data processing costs, partially offset by increases of $124,000 in professional fees, $122,000 in FDIC insurance premiums and $81,000 in all other expenses. The Bank applied small bank assessment credits of $108,000 which fully offset its FDIC assessment for the prior year quarter. All available credits were applied as of June 30, 2020.

Income Tax Expense. Income tax expense increased $113,000, or 16.5%, for the three months ended December 31, 2020 in comparison to the three months ended December 31, 2019. The increase was caused by higher pre-tax income as well as a higher effective tax rate. The effective income tax rate was 22.9% for the three months ended December 31, 2020 as compared to 22.5% for the three months ended December 31, 2019. The Company expects an effective tax rate of approximately 21.5% for the fiscal year ending June 30, 2021.

Comparison of Operating Results for the Six Months Ended December 31, 2020 and 2019

General. Net income increased $240,000, or 4.6%, to $5.4 million for the six months ended December 31, 2020 compared to $5.2 million for the six months ended December 31, 2019. The increase was primarily due to a $531,000 decrease in provision for loan losses, a $266,000 decrease in noninterest expense and a $25,000 increase in noninterest income, partially offset by a $571,000 decrease in net interest income and an $11,000 increase in tax expense.

Net Interest Income. Net interest income decreased $571,000, or 2.4%, to $23.1 million for the six months ended December 31, 2020 compared to $23.7 million for the six months ended December 31, 2019. The decrease primarily reflects a 28 basis point decrease in net interest margin to 2.70% compared to 2.98% for the same period last year, partially offset by an increase in average interest-earning assets of $128.5 million, or 8.1%. The increase in average interest-earning assets reflects a $110.5 million increase in average other interest earning assets and a $82.4 million increase in average loans receivable, partially offset by a $64.4 million decrease in average investment securities. Despite continued asset growth and a decrease in funding costs, margin compression has resulted from significant decreases in market interest rates over the past year and a less profitable asset mix due to an increase in cash and cash equivalents.

Interest and Dividend Income. Interest and dividend income decreased $3.0 million, or 9.5%, to $28.8 million for the six months ended December 31, 2020 compared to $31.8 million for the six months ended December 31, 2019. The decrease primarily reflects a 64 basis point decrease in the yield on total interest-earning assets, partially offset by a $128.5 million increase in total average interest-earning assets.

Interest income on loans receivable decreased $1.5 million, or 5.6%, primarily due to a 53 basis point decrease in the average yield on loans to 3.98% for the six months ended December 31, 2020 from 4.51% for the same period last year, partially offset by a $82.4 million increase in the average balance of loans receivable to $1.24 billion for the six months ended December 31, 2020 from $1.16 billion for the same period last year. Decreases in market interest rates driven most significantly by the Fed Funds rate cuts throughout the last year, as well as the origination of lower yielding PPP loans, has resulted in a decreased yield on loans.

Interest income on investment securities decreased $1.2 million, or 23.8%, primarily due to a 19 basis point decrease in the average yield on investment securities to 2.44% for the six months ended December 31, 2020 from 2.63% for the same period last year and a $64.4 million decrease in the average balance of investment securities to $314.6 million for the six months ended December 31, 2020 from $379.0 million for the same period last year. The decrease in yield is a result of lower market rates. The decrease in the average balance of investment securities is the result of the Company utilizing securities portfolio runoff to fund loan growth.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $364,000, or 60.8%, primarily due to a 196 basis point decrease in the average yield on other interest-earning assets to 0.29% for the six months ended December 31, 2020, from 2.25% for the same period last year, partially offset by a $110.5 million increase in the average balance of other interest-earning assets to $163.3 million for the six months ended December 31, 2020 compared to $52.8 million for the six months ended December 31, 2019. The decrease in the yield on other interest-earning assets was primarily due to a decrease in market interest rates, specifically Fed Funds.

Interest Expense. Interest expense decreased $2.5 million, or 30.2%, to $5.6 million for the six months ended December 31, 2020 compared to $8.1 million for the six months ended December 31, 2019. The decrease primarily reflects a 46 basis point decrease in the average cost of interest-bearing liabilities to 0.86% for the six months ended December 31, 2020 from 1.32% for the same period last year, partially offset by a $90.2 million increase in the average balance of interest-bearing liabilities to $1.31 billion for the six months ended December 31, 2020 from $1.22 billion for the same period last year.

Interest expense on interest-bearing deposits decreased $2.1 million, or 31.1%, primarily due to a 44 basis point decrease in the average cost of interest-bearing deposits to 0.76% for the six months ended December 31, 2020 from

1.20% for the same period last year, partially offset by a $103.9 million increase in the average balance to $1.20 billion for the six months ended December 31, 2020 from a $1.10 billion for the six months ended December 31, 2019. The decrease in the average rate paid on interest-bearing deposits was primarily caused by a decrease in market interest rates affecting most significantly the average rates paid on money market accounts and time deposits, which decreased 84 and 57 basis points, respectively, when compared to the prior year quarter.

Interest expense on FHLB advances decreased $362,000, or 25.8%, primarily due to a 38 basis point decrease in the average cost to 1.94% for the six months ended December 31, 2020 from 2.32% for the same period last year, and due to a $13.7 million decrease in the average balance to $106.1 million for the six months ended December 31, 2020 from a $119.8 million for the six months ended December 31, 2019. The decrease in the cost of FHLB funds is primarily due to a decrease in market interest rates.

Provision for Loan Losses. The provision for loan losses was $216,000 for the six months ended December 31, 2020, compared to $747,000 for the six months ended December 31, 2019. The decrease is primarily due to a decrease in loan portfolio growth. Charge-offs, net of recoveries, were $178,000 and $195,000 for the six months ended December 31, 2020 and 2019, respectively.

Noninterest Income. Noninterest income increased $25,000, or 1.9%, to $1.3 million for the six months ended December 31, 2020 compared to the six months ended December 31, 2019. The increase was caused primarily by a $197,000 increase in swap income, partially offset by decreases of $119,000 in fees and service charges and $47,000 in gains on the sale of foreclosed real estate. The reduction in fees and service charge income compared to the prior year quarter was due to the effects of reduced customer transaction activity since the start of the COVID-19 pandemic, however fee and service charge income has increased compared to the linked quarter.

Noninterest Expense. Noninterest expense decreased $266,000, or 1.5%, to $17.3 million for the six months ended December 31, 2020 compared to $17.6 million for the six months ended December 31, 2019. The decrease compared to the prior year quarter was caused primarily by decreases of $526,000 in salaries and benefits and $95,000 in all other noninterest expenses, partially offset by increases of $235,000 in FDIC insurance premiums and $120,000 in professional fees. The decrease in salaries and benefits includes decreases of $316,000 in ESOP expense, driven by a lower average stock price, and $273,000 in salaries and short-term incentive. The decrease in all other noninterest expenses includes decreases of $51,000 in REO expense and $45,000 in employee training and related expenses. The Bank applied small bank assessment credits of $216,000 which fully offset its FDIC assessment for the prior year period. All available credits were applied as of June 30, 2020.

Income Tax Expense. Income tax expense increased $11,000, or 0.7%, for the six months ended December 31, 2020 in comparison to the six months ended December 31, 2019. The increase was caused by higher pre-tax income, partially offset by a lower effective tax rate. The effective income tax rate was 21.8% for the six months ended December 31, 2020 as compared to 22.4% for the six months ended December 31, 2019.

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

	Three Months Ended December 31,
	2020			2019
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$1,232,555	$12,182	3.95%	$1,178,253	$13,149	4.46%
Investment securities (1)	313,812	1,933	2.51	358,760	2,279	2.55
Other interest-earning assets	168,608	110	0.26	59,678	301	2.00
Total interest-earning assets	1,714,975	14,225	3.32	1,596,691	15,729	3.94
Non-interest-earning assets	70,417			68,793
Total assets	$1,785,392			$1,665,484

Liabilities and equity:
NOW accounts	$149,620	79	0.21	$122,455	67	0.22
Money market accounts	255,961	211	0.33	161,075	472	1.16
Savings accounts and escrow	362,422	168	0.18	355,295	234	0.26
Time deposits	434,446	1,700	1.55	467,486	2,585	2.19
Total interest-bearing deposits	1,202,449	2,158	0.71	1,106,311	3,358	1.20
FHLB advances	106,034	520	1.94	117,712	674	2.27
Total interest-bearing liabilities	1,308,483	2,678	0.81	1,224,023	4,032	1.31
Non-interest-bearing deposits	178,538			138,346
Other non-interest-bearing liabilities	26,482			21,827
Total liabilities	1,513,503			1,384,196
Total shareholders' equity	271,889			281,288
Total liabilities and shareholders' equity	$1,785,392			$1,665,484

Net interest income		$11,547			$11,697
Interest rate spread - tax equivalent (2)			2.51			2.63
Net interest margin - tax equivalent (3)			2.70			2.94
Average interest-earning assets to interest-bearing liabilities	131.07%			130.45%

(1)	Tax exempt interest revenue is shown on tax equivalent basis for proper comparison using statutory federal income tax rate of 21% for all periods presented.
(2)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six Months Ended December 31,
	2020			2019
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable	$1,242,575	$24,729	3.98%	$1,160,139	$26,185	4.51%
Investment securities (1)	314,552	3,789	2.44	378,975	4,971	2.63
Other interest-earning assets	163,323	235	0.29	52,796	599	2.25
Total interest-earning assets	1,720,450	28,753	3.35	1,591,910	31,755	3.99
Non-interest-earning assets	71,172			69,530
Total assets	$1,791,622			$1,661,440

Liabilities and equity:
NOW accounts	$149,543	168	0.22	$121,154	124	0.20
Money market accounts	253,129	449	0.35	155,477	935	1.19
Savings accounts and escrow	361,256	370	0.20	358,932	466	0.26
Time deposits	438,966	3,603	1.63	463,417	5,134	2.20
Total interest-bearing deposits	1,202,894	4,590	0.76	1,098,980	6,659	1.20
FHLB advances	106,051	1,039	1.94	119,784	1,401	2.32
Total interest-bearing liabilities	1,308,945	5,629	0.86	1,218,764	8,060	1.32
Non-interest-bearing deposits	181,312			139,486
Other non-interest-bearing liabilities	27,720			21,519
Total liabilities	1,517,977			1,379,769
Total shareholders' equity	273,645			281,671
Total liabilities and shareholders' equity	$1,791,622			$1,661,440

Net interest income		$23,124			$23,695
Interest rate spread - tax equivalent (2)			2.49			2.67
Net interest margin - tax equivalent (3)			2.70			2.98
Average interest-earning assets to interest-bearing liabilities	131.44%			130.62%

(1)	Tax exempt interest revenue is shown on tax equivalent basis for proper comparison using statutory federal income tax rate of 21% for all periods presented.
(2)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended December 31,
	2020 versus 2019
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$(1,446)	$479	$(967)
Investment securities	(261)	(85)	(346)
Other interest-earning assets	(417)	226	(191)
Total interest-earning assets	(2,124)	620	(1,504)

Interest expense:
NOW accounts	(3)	15	12
Money market accounts	(449)	188	(261)
Savings and escrow accounts	(62)	(4)	(66)
Time deposits	(712)	(173)	(885)
FHLB advances	(92)	(62)	(154)
Total interest-bearing liabilities	(1,318)	(36)	(1,354)

Net (decrease) increase in net interest income	$(806)	$656	$(150)

	Six Months Ended December 31,
	2020 versus 2019
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$(3,007)	$1,551	$(1,456)
Investment securities	(791)	(391)	(1,182)
Other interest-earning assets	(842)	478	(364)
Total interest-earning assets	(4,640)	1,638	(3,002)

Interest expense:
NOW accounts	12	32	44
Money market accounts	(878)	392	(486)
Savings and escrow accounts	(83)	(13)	(96)
Time deposits	(1,272)	(259)	(1,531)
FHLB advances	(213)	(149)	(362)
Total interest-bearing liabilities	(2,434)	3	(2,431)

Net (decrease) increase in net interest income	$(2,206)	$1,635	$(571)

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

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at December 31, 2020 and June 30, 2020. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
December 31, 2020:
200	$262,013	$(24,198)	(8.5)%	15.25%	(64)
100	278,702	(7,509)	(2.6)	15.81	(8)
-	286,211	-	-	15.89	-
(50)	294,104	7,893	2.8	16.16	27
(100)	306,160	19,949	7.0	16.68	79

June 30, 2020:
200	$285,720	$(20,631)	(6.7)%	16.42%	(40)
100	304,004	(2,347)	0.8	17.03	21
-	306,351	-	-	16.82	-
(50)	312,596	6,245	2.0	16.99	17
(100)	323,494	17,143	5.6	17.44	62

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2020, cash and cash equivalents totaled $162.5 million, an increase from $136.3 million as of June 30, 2020. Securities classified as available for sale that are not pledged to support borrowings, which provide an additional source of liquidity, totaled $21.1 million at December 31, 2020, an increase from $13.9 million as of June 30, 2020.

We had the ability to borrow up to $189.3 million from the FHLB of New York, at December 31, 2020 of which $106.0 million was outstanding as of December 31, 2020. Additionally, as of December 31, 2020, we had an available line of credit with the FRB of New York’s discount window program of $104.2 million, as well as $25.0 million of fed funds lines of credit, neither of which had outstanding balances as of December 31, 2020.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the FHLB of New York or Federal Reserve Bank of New York.

We had $47.2 million of loan commitments outstanding as of December 31, 2020 and $123.3 million of approved, but unadvanced, funds to borrowers. We also had $1.6 million in outstanding letters of credit at December 31, 2020.

Time deposits due within one year of December 31, 2020 totaled $259.6 million, an increase of $10.9 million from $270.5 million as of June 30, 2020. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at December 31, 2020. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Holding Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders, to repurchase shares of its common stock and for other corporate purposes. The Holding Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Holding Company is governed by applicable law and regulations. At December 31, 2020, the Holding Company (on an unconsolidated, stand-alone basis) had liquid assets of $31.7 million.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the NYSDFS and the FDIC. At December 31, 2020, the Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 8 to the accompanying unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk."

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2020, the Company was not involved in any legal proceedings the outcome of which it believes would be material to its consolidated financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, filed with the Securities and Exchange Commission. As of December 31, 2020, except for the additional risk factor described below, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2020.

Any future action by the U.S. Congress to amend federal tax laws and regulations could impact our future profitability and change our net deferred tax asset causing a corresponding charge against earnings.

The net deferred tax asset reported on our balance sheet represents the net amount of income taxes expected to be received upon the reversal of temporary differences between the bases of assets and liabilities as measured by enacted tax laws, and their bases as reported in the financial statements. As of December 31, 2020, our net deferred tax asset was computed using the federal statutory rate of 21%. Additionally, the Company’s effective tax rate was 21.8% for the six months ended December 31, 2020.

The President of the United States and members of Congress have announced plans to pursue tax regulation changes including raising the federal corporate income tax rate from its current level of 21%.  If these plans ultimately result in the enactment of new laws raising the corporate income tax rate, our net deferred tax asset would need to be re-measured. This could result in an increase to the deferred tax asset in the period of the law change and a corresponding credit to earnings, however, could be offset by an increase to the income tax provision in the year of enactment and future years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

(a)	Not applicable

(b)	Not applicable

(c)

On August 20, 2020, a third repurchase program was authorized by the Board of Directors to repurchase up to 844,907 shares, or 5.0% of the Company’s common stock. Subsequent to December 31, 2020, and through February 3, 2021, the Company repurchased 60,737 shares of common stock at an average cost of $16.26 per share, completing the repurchase program.

On February 3, 2021, PCSB Financial Corporation (the “Company”) announced the authorization of a program to repurchase up to 801,856 shares, or 5%, of its then outstanding common stock. Through February 4, 2021, no shares were repurchased under this program.

The following table presents information regarding stock repurchases by the Company during the quarter ended December 31, 2020.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2020 through October 31, 2020	206,500	$13.14	206,500	371,507
November 1, 2020 through November 30, 2020	159,470	15.37	159,470	212,037
December 1, 2020 through December 31, 2020	151,300	16.04	151,300	60,737
Total	517,270	$14.67	517,270

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

101

The following materials for the quarter ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

PCSB FINANCIAL CORPORATION

Date: February 5, 2021	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: February 5, 2021	/s/ Jeffrey M. Helf
Jeffrey M. Helf
Senior Vice President and Chief Financial Officer