Form 10-Q
period 2021-03-31
PCSB Financial Corp
filed 2021-05-07
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

15,966,216 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of May 7, 2021.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	March 31,	June 30,
	2021	2020
ASSETS
Cash and due from banks	$167,983	$135,045
Federal funds sold	1,331	1,257
Total cash and cash equivalents	169,314	136,302
Investment securities:
Held to maturity debt securities, at amortized cost (fair value of $313,974 and $281,497, respectively)	309,692	275,772
Available for sale debt securities, at fair value	37,610	37,426
Total investment securities	347,302	313,198
Loans receivable, net of allowance for loan losses of $7,865 and $8,639, respectively	1,261,155	1,260,947
Accrued interest receivable	6,731	6,880
FHLB stock	5,854	6,308
Premises and equipment, net	19,364	20,853
Deferred tax asset, net	3,163	3,129
Bank-owned life insurance	25,400	25,019
Goodwill	6,106	6,106
Other intangible assets	168	229
Other assets	10,117	12,958
Total assets	$1,854,674	$1,791,929
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,250,945	$1,181,357
Non-interest bearing deposits	203,345	191,898
Total deposits	1,454,290	1,373,255
Mortgage escrow funds	9,252	10,123
Advances from FHLB	95,991	106,089
Other liabilities	23,844	28,749
Total liabilities	1,583,377	1,518,216
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2021 and June 30, 2020)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,703,577 and 18,712,295 shares issued as of March 31, 2021 and June 30, 2020, respectively, and 15,966,216 and 16,898,137 shares outstanding as of March 31, 2021 and June 30, 2020, respectively)	187	187
Additional paid in capital	188,926	186,200
Retained earnings	148,466	141,288
Unearned compensation - ESOP	(10,418)	(11,145)
Accumulated other comprehensive loss, net of income taxes	(6,180)	(6,403)
Treasury stock, at cost (2,737,361 and 1,814,158 shares as of March 31, 2021 and June 30, 2020, respectively)	(49,684)	(36,414)
Total shareholders' equity	271,297	273,713
Total liabilities and shareholders' equity	$1,854,674	$1,791,929

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Interest and dividend income
Loans receivable	$12,116	$13,114	$36,845	$39,299
Investment securities	1,700	2,003	5,489	6,974
Federal funds and other	109	217	344	816
Total interest and dividend income	13,925	15,334	42,678	47,089
Interest expense
Deposits and escrow interest	1,782	3,268	6,372	9,927
FHLB advances	506	541	1,545	1,942
Total interest expense	2,288	3,809	7,917	11,869
Net interest income	11,637	11,525	34,761	35,220
Provision (benefit) for loan losses	(894)	2,008	(678)	2,755
Net interest income after provision for loan losses	12,531	9,517	35,439	32,465
Noninterest income
Fees and service charges	353	366	1,038	1,170
Bank-owned life insurance	120	128	381	399
Swap income	-	-	367	170
Gains on sales of securities	113	38	113	38
Other	6	48	30	115
Total noninterest income	592	580	1,929	1,892
Noninterest expense
Salaries and employee benefits	5,595	5,782	16,722	17,435
Occupancy and equipment	1,359	1,311	4,051	3,959
Communication and data processing	517	521	1,539	1,559
Professional fees	382	393	1,285	1,176
Postage, printing, stationery and supplies	146	140	452	439
FDIC assessment	115	-	350	-
Advertising	100	100	300	300
Amortization of intangible assets	21	24	61	73
Other operating expenses	337	249	1,127	1,160
Total noninterest expense	8,572	8,520	25,887	26,101
Net income before income tax expense	4,551	1,577	11,481	8,256
Income tax expense	959	360	2,467	1,857
Net income	$3,592	$1,217	$9,014	$6,399
Earnings per common share:
Basic	$0.25	$0.08	$0.60	$0.41
Diluted	$0.25	$0.08	$0.60	$0.40
Weighted average common shares outstanding:
Basic	14,631,122	15,437,173	14,944,097	15,752,709
Diluted	14,632,342	15,447,217	14,944,664	15,814,322

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income	$3,592	$1,217	$9,014	$6,399

Other comprehensive income:
Unrealized (losses) gains on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	(565)	186	(584)	406
Reclassification adjustment for gains realized in net income	(52)	(20)	(52)	(20)
Net change in unrealized gains/losses	(617)	166	(636)	386
Tax effect	129	(35)	133	(80)
Net of tax	(488)	131	(503)	306

Defined benefit pension plan:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	305	132	877	668
Tax effect	(64)	(27)	(184)	(139)
Net of tax	241	105	693	529

Supplemental retirement plans:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	14	11	42	34
Tax effect	(2)	(3)	(9)	(9)
Net of tax	12	8	33	25

Total other comprehensive (loss) income	(235)	244	223	860

Comprehensive income	$3,357	$1,461	$9,237	$7,259

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share and per share data)

							Accumulated
	Number of		Additional		Unallocated	Treasury	Other	Total
	Common	Common	Paid-In	Retained	Common Stock	Stock,	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2020	16,898,137	$187	$186,200	$141,288	$(11,145)	$(36,414)	$(6,403)	$273,713
Net income	-	-	-	2,728	-	-	-	2,728
Other comprehensive income	-	-	-	-	-	-	187	187
Common stock dividends declared ($0.04 per share)	-	-	-	(630)	-	-	-	(630)
Repurchase of common stock	(266,900)	-	-	-	-	(3,449)	-	(3,449)
Restricted stock awards granted	3,000	-	(60)	-	-	60	-	-
Stock-based compensation	-	-	829	-	-	-	-	829
ESOP shares committed to be released (24,419 shares)	-	-	57	-	244	-	-	301
Balance at September 30, 2020	16,634,237	187	187,026	143,386	(10,901)	(39,803)	(6,216)	273,679
Net income	-	-	-	2,694	-	-	-	2,694
Other comprehensive income	-	-	-	-	-	-	271	271
Common stock dividends declared ($0.04 per share)	-	-	-	(608)	-	-	-	(608)
Repurchase of common stock	(517,270)	-	-	-	-	(7,591)	-	(7,591)
Shares withheld related to income tax withholding	(19,100)	-	-	-	-	(303)	-	(303)
Stock-based compensation	-	-	822	-	-	-	-	822
ESOP shares committed to be released (24,419 shares)	-	-	116	-	244	-	-	360
Balance at December 31, 2020	16,097,867	187	187,964	145,472	(10,657)	(47,697)	(5,945)	269,324
Net income	-	-	-	3,592	-	-	-	3,592
Other comprehensive loss	-	-	-	-	-	-	(235)	(235)
Common stock dividends declared ($0.04 per share)	-	-	-	(598)	-	-	-	(598)
Repurchase of common stock	(122,933)	-	-	-	-	(1,987)	-	(1,987)
Forfeiture of restricted stock	(8,718)	-	-	-	-	-	-	-
Stock-based compensation	-	-	809	-	-	-	-	809
ESOP shares committed to be released (23,888 shares)	-	-	153	-	239	-	-	392
Balance at March 31, 2021	15,966,216	$187	$188,926	$148,466	$(10,418)	$(49,684)	$(6,180)	$271,297

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share and per share data)

							Accumulated
	Number of		Additional		Unallocated	Treasury	Other	Total
	Common	Common	Paid-In	Retained	Common Stock	Stock,	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2019	17,804,039	$187	$182,129	$134,500	$(12,114)	$(18,305)	$(5,090)	$281,307
Net income	-	-	-	2,829	-	-	-	2,829
Other comprehensive income	-	-	-	-	-	-	256	256
Common stock dividends declared ($0.04 per share)	-	-	-	(659)	-	-	-	(659)
Repurchase of common stock	(179,800)	-	-	-	-	(3,524)	-	(3,524)
Stock-based compensation	-	-	830	-	-	-	-	830
ESOP shares committed to be released (24,419 shares)	-	-	239	-	244	-	-	483
Balance at September 30, 2019	17,624,239	187	183,198	136,670	(11,870)	(21,829)	(4,834)	281,522
Net income	-	-	-	2,353	-	-	-	2,353
Other comprehensive income	-	-	-	-	-	-	360	360
Common stock dividends declared ($0.04 per share)	-	-	-	(650)	-	-	-	(650)
Repurchase of common stock	(236,050)	-	-	-	-	(4,748)	-	(4,748)
Shares withheld related to income tax withholding	(15,881)	-	-	-	-	(320)	-	(320)
Stock-based compensation	-	-	829	-	-	-	-	829
ESOP shares committed to be released (24,419 shares)	-	-	249	-	244	-	-	493
Balance at December 31, 2019	17,372,308	187	184,276	138,373	(11,626)	(26,897)	(4,474)	279,839
Net income	-	-	-	1,217	-	-	-	1,217
Other comprehensive income	-	-	-	-	-	-	244	244
Common stock dividends declared ($0.04 per share)	-	-	-	(633)	-	-	-	(633)
Repurchase of common stock	(474,171)	-	-	-	-	(9,517)	-	(9,517)
Stock-based compensation	-	-	829	-	-	-	-	829
ESOP shares committed to be released (24,154 shares)	-	-	196	-	242	-	-	438
Balance at March 31, 2020	16,898,137	$187	$185,301	$138,957	$(11,384)	$(36,414)	$(4,230)	$272,417

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$9,014	$6,399
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan loss	(678)	2,755
Depreciation and amortization	2,226	2,223
Amortization of net premiums on securities and net deferred loan origination costs	681	1,242
Net decrease (increase) in accrued interest receivable	149	(587)
Net gains on sales of foreclosed real estate	-	(87)
Net gains on sales of securities	(113)	(38)
Stock-based compensation	2,460	2,487
ESOP compensation	1,053	1,415
Earnings from cash surrender value of BOLI	(381)	(399)
Net accretion of purchase accounting adjustments	(193)	(437)
Other adjustments, principally net changes in other assets and liabilities	(1,682)	(474)
Net cash provided by operating activities	12,536	14,499
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(102,412)	(13,189)
Available for sale	(20,377)	-
Sales of investment securities available for sale	3,339	4,245
Maturities, calls and amortization of investment securities:
Held to maturity	67,814	99,572
Available for sale	16,120	22,148
Loan principal repayments (disbursements), net	871	(86,045)
Purchase of loans	-	(44,579)
Net redemption of FHLB stock	454	229
Purchase of bank premises and equipment, net of sales	(233)	(563)
Purchase of BOLI	-	(200)
Proceeds from sales of foreclosed real estate	-	1,578
Net cash used in investing activities	(34,424)	(16,804)
FINANCING ACTIVITIES
Net increase in deposits	81,035	53,765
Net decrease in short-term FHLB advances	(10,000)	(50,000)
Proceeds from long-term FHLB advances	-	50,000
Repayment of long-term FHLB advances	(98)	(5,095)
Net decrease in mortgage escrow funds	(871)	(1,431)
Common stock dividends paid	(1,836)	(1,942)
Repurchase of shares from employees for income tax withholding purpose	(303)	(320)
Repurchase of common stock	(13,027)	(17,789)
Net cash provided by financing activities	54,900	27,188
Net increase in cash and cash equivalents	33,012	24,883
Cash and cash equivalents at beginning of period	136,302	60,029
Cash and cash equivalents at end of period	$169,314	$84,912

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) – (continued)

(amounts in thousands)

	Nine Months Ended March 31,
	2021	2020
Supplemental information:
Cash paid for:
Interest	$7,935	$11,822
Income taxes	2,764	2,069
Loans transferred to foreclosed real estate	-	333
Establishment of right to use lease asset	443	12,687

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At March 31, 2021, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended, and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

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

As it relates to the allowance for loan losses, the Company continues to assess the economic impacts the COVID-19 pandemic has had on our local economy and loan portfolio. The Company has taken actions to identify, assess and address its COVID-19 related credit exposure. Many factors are unknown, including the length of the various restrictions imposed on certain industries by New York State and other neighboring states, the impacts of the government’s fiscal and monetary relief measures, including payment deferral programs, as well as the long-term impacts COVID-19 may have on our consumer and commercial borrowers. It is reasonably possible that the Company’s allowance for loan losses as of March 31, 2021 will change in the near term and could result in a material change to the Company’s provision for loan losses, earnings and capital.

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

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity debt securities at March 31, 2021 and June 30, 2020 were as follows:

	March 31, 2021
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$1,000	$4	$-	$1,004
Corporate	8,020	85	-	8,105
State and municipal	7,041	33	(210)	6,864
Mortgage-backed securities – residential	21,643	279	(285)	21,637
Total available for sale	$37,704	$401	$(495)	$37,610
Held to maturity:
U.S. Government and agency obligations	$43,493	$261	$(91)	$43,663
Corporate	43,612	1,171	(127)	44,656
State and municipal	41,356	207	(843)	40,720
Mortgage-backed securities – residential	83,862	3,058	(113)	86,807
Mortgage-backed securities – collateralized mortgage obligations	45,260	935	(138)	46,057
Mortgage-backed securities – commercial	52,109	587	(625)	52,071
Total held to maturity	$309,692	$6,219	$(1,937)	$313,974

	June 30, 2020
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$11,002	$47	$-	$11,049
Corporate	5,038	82	-	5,120
Mortgage-backed securities – residential	20,844	428	(15)	21,257
Total available for sale	$36,884	$557	$(15)	$37,426
Held to maturity:
U.S. Government and agency obligations	$42,001	$454	$(5)	$42,450
Corporate	43,634	142	(1,459)	42,317
State and municipal	9,156	190	(51)	9,295
Mortgage-backed securities – residential	117,160	4,291	(17)	121,434
Mortgage-backed securities – collateralized mortgage obligations	45,047	1,487	(31)	46,503
Mortgage-backed securities – commercial	18,774	724	-	19,498
Total held to maturity	$275,772	$7,288	$(1,563)	$281,497

During the three and nine months ended March 31, 2021, the Company sold $5.0 million of securities which resulted in $113,000 of realized gains, which included the disposal of $1.6 million of securities classified as held to maturity, resulting in $61,000 of realized gains. These held to maturity securities were comprised of seasoned mortgage-backed securities where the Company collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments or scheduled payments payable in equal installments, comparing both principal and interest over terms. During the three and nine months ended March 31, 2020, the Company sold $4.7 million of securities which resulted in $38,000 of realized gains, which included the disposal of $426,000 of securities classified as held to maturity, resulting in $17,000 of realized gains.

The following table presents the fair value and carrying amount of debt securities at March 31, 2021, by contractual maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
1 year or less	$6,035	$6,084	$4,020	$4,076
1 to 5 years	48,159	48,381	2,000	2,017
5 to 10 years	33,702	34,645	3,000	3,017
over 10 years	36,638	35,856	7,041	6,863
Mortgage-backed securities and other	185,158	189,008	21,643	21,637
Total	$309,692	$313,974	$37,704	$37,610

Securities pledged had carrying amounts of $183.2 million and $182.2 million at March 31, 2021 and June 30, 2020, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2021 and June 30, 2020:

	March 31, 2021
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
State and municipal	$4,790	$(210)	$-	$-	$4,790	$(210)
Mortgage-backed securities – residential	9,852	(274)	1,365	(11)	11,217	(285)
Total available for sale	$14,642	$(484)	$1,365	$(11)	$16,007	$(495)
Held to maturity:
U.S. Government and agency obligations	$11,403	$(91)	$-	$-	$11,403	$(91)
Corporate	2,481	(18)	14,969	(109)	17,450	(127)
State and municipal	28,818	(843)	-	-	28,818	(843)
Mortgage-backed securities – residential	7,805	(113)	-	-	7,805	(113)
Mortgage-backed securities – collateralized mortgage obligations	16,541	(138)	-	-	16,541	(138)
Mortgage-backed securities – commercial	24,315	(625)	-	-	24,315	(625)
Total held to maturity	$91,363	$(1,828)	$14,969	$(109)	$106,332	$(1,937)

	June 30, 2020
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
Mortgage-backed securities – residential	$1,450	$(15)	$-	$-	$1,450	$(15)
Total available for sale	$1,450	$(15)	$-	$-	$1,450	$(15)
Held to maturity
U.S. Government and agency obligations	$11,995	$(5)	$-	$-	$11,995	$(5)
Corporate	25,615	(1,004)	12,045	(455)	37,660	(1,459)
State and municipal	5,136	(51)	-	-	5,136	(51)
Mortgage-backed securities – residential	5,130	(17)	-	-	5,130	(17)
Mortgage-backed securities – collateralized mortgage obligations	2,627	(31)	-	-	2,627	(31)
Total held to maturity	$50,503	$(1,108)	$12,045	$(455)	$62,548	$(1,563)

As of March 31, 2021, the Company’s securities portfolio consisted of $347.3 million in securities, of which 57 securities with a fair value of $122.3 million were in an unrealized loss position. The majority of unrealized losses are related to the Company’s state, municipal and corporate securities which are internally pass rated and are subject to quarterly credit monitoring. With the exception of these securities, all other investments are guaranteed by the U.S. government or its agencies.

At March 31, 2021 and June 30, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

There were no securities as of March 31, 2021 or June 30, 2020 for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Management believes the unrealized losses are primarily a result of changes in interest rates and credit spreads. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of March 31, 2021 or June 30, 2020.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	March 31,	June 30,
	2021	2020
Mortgage loans:
Residential	$229,008	$255,382
Commercial	831,162	807,106
Construction	10,047	11,053
Net deferred loan origination costs	365	739
Total mortgage loans	1,070,582	1,074,280
Commercial and consumer loans:
Commercial loans	171,314	164,257
Home equity lines of credit	27,211	29,838
Consumer and overdrafts	269	481
Net deferred loan origination costs	(356)	730
Total commercial and consumer loans	198,438	195,306
Total loans receivable	1,269,020	1,269,586
Allowance for loan losses	(7,865)	(8,639)
Loans receivable, net	$1,261,155	$1,260,947

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$334	$(4)	$-	$2	$332
Commercial mortgages	6,872	(354)	-	-	6,518
Construction	205	(103)	-	-	102
Commercial loans	1,201	(437)	(21)	105	848
Home equity lines of credit	61	(1)	-	2	62
Consumer and overdrafts	4	5	(6)	-	3
Total	$8,677	$(894)	$(27)	$109	$7,865

	Three Months Ended March 31, 2020
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$352	$102	$-	$3	$457
Commercial mortgages	4,568	1,099	-	125	5,792
Construction	273	173	-	-	446
Commercial loans	953	600	-	-	1,553
Home equity lines of credit	60	23	-	2	85
Consumer and overdrafts	10	11	(9)	1	13
Total	$6,216	$2,008	$(9)	$131	$8,346

	Nine Months Ended March 31, 2021
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$373	$(49)	$-	$8	$332
Commercial mortgages	6,913	(395)	-	-	6,518
Construction	165	(63)	-	-	102
Commercial loans	1,124	(187)	(245)	156	848
Home equity lines of credit	60	(4)	-	6	62
Consumer and installment loans	4	20	(23)	2	3
Total	$8,639	$(678)	$(268)	$172	$7,865

	Nine Months Ended March 31, 2020
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$446	$34	$(31)	$8	$457
Commercial mortgages	3,853	1,814	-	125	5,792
Construction	159	287	-	-	446
Commercial loans	1,130	573	(150)	-	1,553
Home equity lines of credit	65	10	-	10	85
Consumer and installment loans	11	37	(42)	7	13
Total	$5,664	$2,755	$(223)	$150	$8,346

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of March 31, 2021 and June 30, 2020 (in thousands):

	March 31, 2021
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential mortgages	$2,238	$226,049	$721	$229,008	$114	$218	$-	$332
Commercial mortgages	-	830,264	898	831,162	-	6,518	-	6,518
Construction	-	10,047	-	10,047	-	102	-	102
Commercial loans	1,739	169,575	-	171,314	-	848	-	848
Home equity lines of credit	410	26,674	127	27,211	9	53	-	62
Consumer and overdrafts	-	269	-	269	-	3	-	3
Total	$4,387	$1,262,878	$1,746	$1,269,011	$123	$7,742	$-	$7,865

	June 30, 2020
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential mortgages	$2,448	$252,195	$739	$255,382	$118	$255	$-	$373
Commercial mortgages	-	806,224	882	807,106	-	6,913	-	6,913
Construction	-	11,053	-	11,053	-	165	-	165
Commercial loans	1,921	162,336	-	164,257	1	1,123	-	1,124
Home equity lines of credit	350	29,349	139	29,838	4	56	-	60
Consumer and overdrafts	-	481	-	481	-	4	-	4
Total	$4,719	$1,261,638	$1,760	$1,268,117	$123	$8,516	$-	$8,639

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by portfolio segment as of March 31, 2021 and June 30, 2020 (in thousands):

	March 31, 2021			June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential mortgages	$1,926	$1,812	$-	$2,123	$2,013	$-
Commercial loans	1,909	1,739	-	2,067	1,897	-
Home equity lines of credit	358	379	-	326	339	-
With an allowance recorded:
Residential mortgages	365	426	114	372	435	118
Commercial loans	-	-	-	24	24	1
Home equity lines of credit	31	31	9	11	11	4
Total	$4,589	$4,387	$123	$4,923	$4,719	$123

The tables below present the average recorded investment and interest income recognized on loans individually evaluated for impairment, by portfolio segment, for the three and nine months ended March 31, 2021 and 2020 (in thousands):

	Three months ended		Three months ended
	March 31, 2021		March 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgages	$1,822	$7	$2,060	$13
Commercial mortgages	-	-	485	9
Commercial loans	1,749	47	1,932	51
Home equity lines of credit	379	-	403	7
With an allowance recorded:
Residential mortgages	427	4	435	4
Commercial loans	-	-	38	-
Home equity lines of credit	30	-	11	(6)
Total	$4,407	$58	$5,364	$78

	Nine Months Ended		Nine Months Ended
	March 31, 2021		March 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgages	$1,905	$27	$2,050	$40
Commercial mortgages	-	-	946	149
Commercial loans	1,786	144	2,015	154
Home equity lines of credit	384	1	574	20
With an allowance recorded:
Residential mortgages	429	11	437	11
Commercial loans	-	-	42	1
Home equity lines of credit	24	-	11	-
Total	$4,528	$183	$6,075	$375

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by portfolio segment, as of March 31, 2021 and June 30, 2020 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	March 31,	June 30,	March 31,	June 30,
	2021	2020	2021	2020
Residential mortgages	$1,267	$1,457	$-	$-
Commercial mortgages	-	-	408	-
Home equity lines of credit	379	338	-	-
Total	$1,646	$1,795	$408	$-

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $372,000 and $392,000 as of March 31, 2021 and June 30, 2020, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by portfolio segment as of March 31, 2021 and June 30, 2020 (in thousands):

	March 31, 2021
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total
Residential mortgages	$-	$-	$939	$939	$228,069	$229,008
Commercial mortgages	-	-	408	408	830,754	831,162
Construction	-	-	-	-	10,047	10,047
Commercial loans	54	226	-	280	171,034	171,314
Home equity lines of credit	-	-	379	379	26,832	27,211
Consumer and overdrafts	-	-	-	-	269	269
Total	$54	$226	$1,726	$2,006	$1,267,005	$1,269,011

	June 30, 2020
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total
Residential mortgages	$495	$10	$806	$1,311	$254,071	$255,382
Commercial mortgages	-	-	-	-	807,106	807,106
Construction	-	-	-	-	11,053	11,053
Commercial loans	76	-	-	76	164,181	164,257
Home equity lines of credit	44	-	338	382	29,456	29,838
Consumer and overdrafts	-	-	-	-	481	481
Total	$615	$10	$1,144	$1,769	$1,266,348	$1,268,117

(1)	As of March 31, 2021 and June 30, 2020, loans on a COVID-19-related payment deferral of $34.4 million and $200.6 million, respectively, are considered current.

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

As of March 31, 2021 and June 30, 2020, the Company had 13 and 14 loans, classified as TDRs totaling $3.1 million and $3.3 million, including $2.7 million and $2.9 million, respectively, of loans still accruing interest. The Company has allocated $123,000 of specific reserves to customers whose loan terms have been modified in TDRs as of both March 31, 2021 and June 30, 2020. As of March 31, 2021, the Company has committed to lend an additional $5,000  to customers with outstanding loans that are classified as TDRs.

The Company did not modify any loans during the three or nine months ended March 31, 2021 that were classified as TDRs.  The Company modified one and two commercial loans in troubled debt restructurings during the three and nine months ended March 31, 2020, respectively. These loans had a carrying amount as of March 31, 2020 of $156,000.

There were no defaults of troubled debt restructurings occurring in the three or nine months ended March 31, 2021 that were modified in the twelve months prior to default. The Company had one TDR, a residential mortgage loan with a carrying amount of $370,000 as of March 31, 2020, default in the nine months ended March 31, 2020 that was modified in the twelve months prior to default, with no such defaults occurring in the three months ended March 31, 2020. This default did not result in a charge-off nor an increase to the allowance for loan losses.

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

During the nine months ended March 31, 2021, the Company granted or extended loan payment deferrals for 31 residential mortgage loans and home equity lines of credit totaling $9.7 million, as well as 35 commercial mortgage, construction and commercial loans totaling $41.6 million. In accordance with either the CARES Act (as amended) or Interagency Statement, these modifications are not considered troubled debt restructurings. The Company had 35 and 293 loans totaling $34.4 million and $200.6 million on loan payment deferral as of March 31, 2021 and June 30, 2020, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by portfolio segment is as follows (in thousands):

	March 31, 2021
	Pass	Special Mention	Substandard	Total
Residential mortgages	$224,725	$2,358	$1,925	$229,008
Commercial mortgages	814,173	1,627	15,362	831,162
Construction	10,047	-	-	10,047
Commercial loans	167,309	94	3,911	171,314
Home equity lines of credit	25,870	902	439	27,211
Consumer and overdrafts	269	-	-	269
Total	$1,242,393	$4,981	$21,637	$1,269,011

	June 30, 2020
	Pass	Special Mention	Substandard	Total
Residential mortgages	$252,604	$687	$2,091	$255,382
Commercial mortgages	803,048	3,176	882	807,106
Construction	11,053	-	-	11,053
Commercial loans	160,137	201	3,919	164,257
Home equity lines of credit	28,894	498	446	29,838
Consumer and overdrafts	481	-	-	481
Total	$1,256,217	$4,562	$7,338	$1,268,117

As of March 31, 2021, of the $34.4 million in loans in a COVID-19 related payment deferral, $16.4 million were pass-rated, with $2.6 million and $15.3 million rated special mention and substandard, respectively. As of June 30, 2020, of the $200.6 million in loans on deferral, $195.4 million and $5.2 million were rated pass and substandard, respectively.

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of March 31, 2021 and June 30, 2020 is as follows (in thousands):

	March 31,	June 30,
	2021	2020
Residential mortgages	$721	$739
Commercial mortgages	898	882
Home equity lines of credit	127	139
Carrying amount, net of allowance of $0	$1,746	$1,760

There was no provision for loan losses on purchased credit impaired loans during the three or nine months ended March 31, 2021 and 2020.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Beginning balance	$147	$174	$156	$192
New loans acquired	-	-	-	-
Accretion income	(9)	(9)	(18)	(27)
Reclassification from non-accretable difference	-	-	-	-
Disposals	-	-	-	-
Ending balance	$138	$165	$138	$165

Note 5. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at January 1, 2021	$413	$(6,153)	$(205)	$(5,945)
Other comprehensive loss before reclassifications	(565)	-	-	(565)
Amounts reclassified from accumulated other comprehensive income	(52)	305	14	267
Less tax effect	129	(64)	(2)	63
Net other comprehensive (loss) income	(488)	241	12	(235)
Balance at March 31, 2021	$(75)	$(5,912)	$(193)	$(6,180)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at January 1, 2020	$(34)	$(4,207)	$(233)	$(4,474)
Other comprehensive income before reclassifications	186	-	-	186
Amounts reclassified from accumulated other comprehensive income	(20)	132	11	123
Less tax effect	(35)	(27)	(3)	(65)
Net other comprehensive income	131	105	8	244
Balance at March 31, 2020	$97	$(4,102)	$(225)	$(4,230)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2020	$428	$(6,605)	$(226)	$(6,403)
Other comprehensive loss before reclassifications	(584)	-	-	(584)
Amounts reclassified from accumulated other comprehensive income	(52)	877	42	867
Tax effect	133	(184)	(9)	(60)
Net other comprehensive (loss) income	(503)	693	33	223
Balance at March 31, 2021	$(75)	$(5,912)	$(193)	$(6,180)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2019	$(209)	$(4,631)	$(250)	$(5,090)
Other comprehensive income before reclassifications	406	-	-	406
Amounts reclassified from accumulated other comprehensive income	(20)	668	34	682
Tax effect	(80)	(139)	(9)	(228)
Net other comprehensive income	306	529	25	860
Balance at March 31, 2020	$97	$(4,102)	$(225)	$(4,230)

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

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three and nine months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$130	$-	$90
Interest cost	136	18	180	28
Expected return on plan assets	(455)	-	(479)	-
Amortization of prior net loss	241	14	132	11
Settlement charges	65	-	-	-
Net periodic (benefit) cost	$(13)	$162	$(167)	$129

	Nine Months Ended		Nine Months Ended
	March 31, 2021		March 31, 2020
	Defined Benefit Plan	Supplemental Retirement Plan	Defined Benefit Plan	Supplemental Retirement Plan
Service cost	$-	$311	$-	$248
Interest cost	409	65	540	89
Expected return on plan assets	(1,366)	-	(1,436)	-
Amortization of prior net loss	720	42	396	34
Settlement charges	158	-	272	-
Net periodic (benefit) cost	$(79)	$418	$(228)	$371

The Company made no contributions to the defined benefit plan during the three or nine months ended March 31, 2021.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. On April 20, 2017, the Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% for 2021). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2021 was $10.7 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032. Dividends on allocated shares increase participant accounts and are used to purchase additional shares of stock. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

	March 31, 2021	June 30, 2020
Allocated to participants	402,362	327,206
Unearned	1,041,802	1,114,529
Total ESOP shares	1,444,164	1,441,735

Fair value of unearned shares	$17,304	$14,132

Total compensation expense recognized in connection with the ESOP for the three and nine months ended March 31, 2021 was $392,000 and $1.1 million, respectively, and for the three and nine months ended March 31, 2020 was $438,000 and $1.4 million, respectively.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2021
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$1,004	$-	$1,004
Corporate	-	8,105	-	8,105
State and municipal	-	6,864	-	6,864
Mortgage-backed securities – residential	-	21,637	-	21,637
Derivatives – interest rate contracts	-	4,425	-	4,425
Total assets at fair value	$-	$42,035	$-	$42,035

Derivatives – interest rate contracts	$-	$4,425	$-	$4,425
Total liabilities at fair value	$-	$4,425	$-	$4,425

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$312	$312
Home equity lines of credit	-	-	21	21
Total assets at fair value	$-	$-	$333	$333

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2020
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$11,049	$-	$11,049
Corporate	-	5,120	-	5,120
Mortgage-backed securities – residential	-	21,257	-	21,257
Derivatives – interest rate contracts	-	8,305	-	8,305
Total assets at fair value	$-	$45,731	$-	$45,731

Derivatives – interest rate contracts	$-	$8,305	$-	$8,305
Total liabilities at fair value	$-	$8,305	$-	$8,305

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$317	$317
Commercial loans	-	-	100	100
Home equity lines of credit	-	-	7	7
Total assets at fair value	$-	$-	$424	$424

There were no transfers between levels within the fair value hierarchy during the three or nine months ended March 31, 2021 and 2020.

Impaired loans in the preceding table had a carrying amount of $456,000 and a remaining valuation allowance of $123,000, at March 31, 2021, as compared to $547,000 and $123,000, respectively, as of June 30, 2020. Impaired loans measured at fair value incurred no net charge-offs and resulted in a benefit for loan losses of $1,000 during the nine months ended March 31, 2021. Impaired loans measured at fair value as of March 31, 2020 incurred no net charge-offs and resulted in an additional credit for loan losses of $6,000 during the nine months ended March 31, 2020.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at March 31, 2021 and June 30, 2020 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
March 31, 2021
Impaired loans - residential mortgages	$312	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	21	Discounted cash flow	Discount rate	5.4% to 6.3%

June 30, 2020
Impaired loans - residential mortgages	$316	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	7	Discounted cash flow	Discount rate	6.3%
Impaired loans - commercial loans	100	Discounted cash flow	Discount rate	6.8% to 7.5%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities, none of which are held for trading purposes (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2021
Financial assets:
Cash and cash equivalents	$169,314	$169,314	$-	$-	$169,314
Investment securities held to maturity	309,692	-	286,539	27,435	313,974
Investment securities available for sale	37,610	-	37,610	-	37,610
Loans receivable, net	1,261,155	-	-	1,240,645	1,240,645
Accrued interest receivable	6,731	-	1,300	5,431	6,731
FHLB stock	5,854	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	4,425	-	4,425	-	4,425
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	1,046,464	1,046,464	-	-	1,046,464
Time deposits	407,826	-	414,737	-	414,737
Mortgage escrow funds	9,252	9,252	-	-	9,252
Accrued interest payable	228	1	227	-	228
FHLB advances	95,991	-	99,550	-	99,550
Derivative liabilities - interest rate contracts	4,425	-	4,425	-	4,425

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2020
Financial assets:
Cash and cash equivalents	$136,302	$136,302	$-	$-	$136,302
Investment securities held to maturity	275,772	-	276,847	4,650	281,497
Investment securities available for sale	37,426	-	37,426	-	37,426
Loans receivable, net	1,260,947	-	-	1,240,440	1,240,440
Accrued interest receivable	6,880	-	997	5,883	6,880
FHLB stock	6,308	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	8,305	-	8,305	-	8,305
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	926,989	926,989	-	-	926,989
Time deposits	446,246	-	456,109	-	456,109
Mortgage escrow funds	10,123	10,123	-	-	10,123
Accrued interest payable	246	1	245		246
FHLB advances	106,089	-	110,937	-	110,937
Derivative liabilities - interest rate contracts	8,305	-	8,305	-	8,305

The methods of determining the fair value of assets and liabilities presented in the table above are consistent with our methodologies disclosed in the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K.

Note 8. Regulatory Matters

The following is a summary of the Bank’s actual capital amounts and ratios as of March 31, 2021 and June 30, 2020, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands).

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Leverage (Tier 1)	$230,237	12.8%	$72,197	4.0%	$90,247	5.0%
Risk-based:
Common Tier 1	230,237	17.7	58,462	4.5	84,445	6.5
Tier 1	230,237	17.7	77,950	6.0	103,933	8.0
Total	238,102	18.3	103,933	8.0	129,916	10.0

June 30, 2020
Leverage (Tier 1)	$220,310	12.5%	$70,432	4.0%	$88,040	5.0%
Risk-based:
Common Tier 1	220,310	17.0	58,389	4.5	84,339	6.5
Tier 1	220,310	17.0	77,852	6.0	103,802	8.0
Total	228,949	17.0	103,802	8.0	129,753	10.0

In addition to the ratios above, the Basel III Capital Rules have established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.

Management believes that as of March 31, 2021 and June 30, 2020, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer of 2.5%, as of March 31, 2021 and June 30, 2020, respectively. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(amounts in thousands, except share and per share data)
Net income applicable to common stock	$3,592	$1,217	$9,014	$6,399

Average number of common shares outstanding	15,684,763	16,587,563	16,022,046	16,927,496
Less: Average unallocated ESOP shares	(1,053,641)	(1,150,390)	(1,077,949)	(1,174,787)
Average number of common shares outstanding used to calculate basic earnings per common share	14,631,122	15,437,173	14,944,097	15,752,709

Effect of equity-based awards	1,220	10,044	567	61,613
Average number of common shares outstanding used to calculate diluted earnings per common share	14,632,342	15,447,217	14,944,664	15,814,322

Earnings per common share:
Basic	$0.25	$0.08	$0.60	$0.41
Diluted	$0.25	$0.08	$0.60	$0.40

Stock options for 1,323,334 and 1,338,000 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended March 31, 2021, respectively, because they were antidilutive. Stock options for 1,339,293 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended March 31, 2020 because they were antidilutive.

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

The following table presents summary information about the interest rate swaps as of March 31, 2021 and June 30, 2020.

	March 31,	June 30,
	2021	2020
	(dollars in thousands)
Notional amounts	$183,571	$159,242
Weighted average pay rates	2.55%	2.54%
Weighted average receive rates	2.55%	2.54%
Weighted average maturity	8.71 years	9.31 years
Fair value of combined interest rate swaps	$-	$-

Note 11. Revenue From Contracts With Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to performance obligations in the contract.
5.	Recognize revenue when (or as) the Company satisfies a performance obligation.

The following table presents summary information about sources of revenue from contracts with customers for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in thousands)
Noninterest income:
Service charges on deposits	$173	$236	$531	$737
Interchange fees	128	95	392	324
Other (1)	52	35	115	109
Fees and service charges	353	366	1,038	1,170

Bank-owned life insurance (1)	120	128	381	399
Swap income (1)	-	-	367	170
Gain on sale of securities, net (1)	113	38	113	38

Net gain on sale of foreclosed real estate	-	49	-	87
Other (1)	6	(1)	30	28
Other noninterest income	6	48	30	115
Total noninterest income	$592	$580	$1,929	$1,892

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

Note 12. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Total compensation cost that has been charged against income for the Plan was $809,000 and $2.5 million for the three and nine months ended March 31, 2021, and $829,000 and $2.5 million for the three and nine months ended March 31, 2020, respectively.

Restricted Stock Awards (“RSAs”)

RSAs provide for the issuance of shares to both employees and non-employee directors. These awards generally vest over a 5-year period, with 20% vesting each year on the anniversary of the award. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,604, of which 541,467 shares were granted as of March 31, 2021.

The following table presents a summary of RSA activity during the period ended March 31, 2021.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested granted shares outstanding at July 1, 2020	437,737	$19.02
Shares granted	3,000	12.34
Shares vested	(109,439)	19.02
Shares forfeited	(8,718)	19.40
Unvested granted shares at March 31, 2021	322,580	$18.95

As of March 31, 2021, there was $5.5 million of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.7 years.

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

The fair value of options granted during the three and nine months ended March 31, 2021, was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	0.39%
Expected term (in years)	6.25
Expected stock price volatility	35.75%
Dividend yield	1.30%
Weighted average fair value of options granted	$3.72

Total options available for grant under the Plan are 1,816,511, of which 1,308,963 options were granted as of March 31, 2021. The following table presents a summary of activity related to stock options granted under the Plan, and changes during the period then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
	(dollars in thousands, except share and per share data)
Options outstanding at July 1, 2020	1,339,293	$19.04		$-
Options granted	6,000	12.34
Options expired	(14,532)	19.40
Options forfeited	(21,798)	19.40
Options exercised	-	-
Options outstanding at March 31, 2021	1,308,963	$19.00	7.6	$26

Exercisable at March 31, 2021	521,185	$19.03	7.6	$-

As of March 31, 2021, there was $3.2 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.7 years.

Note 13. Leases

As of March 31, 2021, the Company leases real estate for eleven branch offices and one administrative office, including its corporate headquarters, under various operating lease agreements. The Company’s leases have maturities which range from 2022 to 2041, some of which include lessee options to extend the lease term. The weighted average remaining life of the lease terms for these leases was 9.62 years as of March 31, 2021.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.37% in determining the lease liability as of March 31, 2021.

The Company made a policy election to exclude the recognition requirements of ASC 842 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. The Company had no short-term lease cost for the three or nine months ended March 31, 2021 or 2020. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three or nine months ended March 31, 2021 or 2020.

Total operating lease cost was $501,000 and $1.5 million for both the three and nine months ended March 31, 2021 and 2020, respectively, and is included in occupancy and equipment expense. The right-of-use asset, included in premises and equipment, net, was $10.1 million and the corresponding lease liability, included in other liabilities was $10.4 million as of March 31, 2021.

Future minimum lease payments for the fiscal years ending June 30 and a reconciliation of undiscounted lease cash flows and the lease liability recognized in the consolidated balance sheet as of March 31, 2021 is shown below:

(dollars in thousands)
2021	$507
2022	2,027
2023	1,940
2024	1,569
2025	1,276
Thereafter	4,550
Total future minimum lease payments (undiscounted)	11,869
Discounting effect on cash flows	(1,502)
Lease liability (discounted)	$10,367

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at March 31, 2021 and June 30, 2020, and results of operations for the three and nine months ended March 31, 2021 and 2020 is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2020.

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

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. For additional information regarding critical accounting policies, refer to the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the June 30, 2020 Form 10-K. There have been no significant changes in our application of critical accounting policies for the three or nine months ended March 31, 2021.

Loan Payment Deferrals

The COVID-19 pandemic has created extensive disruptions to the local economy and our customers. Through March 31, 2021, the Company has granted loan payment deferrals on 330 consumer and commercial loans whose borrowers have demonstrated financial hardship caused by COVID-19 with loan balances totaling $220.2 million. As of March 31, 2021, 35 loans totaling $34.4 million were still on deferral. Of those loans still on deferral as of March 31, 2021, $8.7 million are scheduled to resume payments prior to June 30, 2021, with the remainder scheduled to resume payments prior to January 31, 2022, however as we continue to assess our borrowers’ financial condition and individual circumstances in the coming weeks and months, additional payment deferrals may be granted.

The table below provides additional detail for those loans on deferral as of March 31, 2021 (dollar amounts in thousands):

Industry Sector:	Number of loans	Recorded Investment (2)	% secured by real estate collateral	Loan-to-Value % (3)	Weighted average term of remaining deferral (in months)
Consumer (1)	18	$5,925	100.0%	60.9%	1.6
Commercial:
Retail	3	11,591	100.0	59.8	9.1
Hotels and accommodation services	2	7,648	100.0	55.6	3.0
Food service	2	3,018	100.0	48.7	7.7
All other commercial	10	6,175	96.7	49.6	2.4
Total commercial	17	28,432	99.3	55.3	5.9
Total	35	$34,357	99.4%	56.3%	5.2

(1)	Includes first and second lien residential mortgages of $5.3 million and $658, respectively.
(2)	Includes loans classified as special mention and substandard of $2.6 million and $15.3 million, respectively.
(3)	Generally based on collateral values upon origination.

The table below provides additional detail regarding the type of deferral granted for those loans on deferral as of March 31, 2021 (dollar amounts in thousands):

	Consumer	Commercial	Total
Principal only	$-	$16,047	$16,047
Interest only	707	4,504	5,211
Principal and interest	5,218	6,925	12,143
Principal, interest and escrow	-	956	956
Total	$5,925	$28,432	$34,357

Comparison of Financial Condition at March 31, 2021 and June 30, 2020

Total Assets. Total assets increased $62.7 million, or 3.5%, to $1.85 billion at March 31, 2021 from $1.79 billion at June 30, 2020. The increase is primarily the result of increases of $34.1 million in total investment securities and $33.0 million in cash and cash equivalents, partially offset by a decrease of $4.4 million in all other assets.

Cash and Cash Equivalents. Cash and cash equivalents increased $33.0 million, or 24.2%, to $169.3 million at March 31, 2021 from $136.3 million at June 30, 2020. The increase is primarily due to a $80.2 million increase in deposits and escrow funds, partially offset by a $34.1 million increase in total investment securities and a $10.1 million decrease in FHLB advances. The Company has maintained elevated cash balances for much of the last twelve months as a result of muted loan growth and significant deposit growth driven by government stimulus and reduced consumer and commercial spending.

Securities Held to Maturity. Total securities held to maturity increased $33.9 million, or 12.3%, to $309.7 million at March 31, 2021 from $275.8 million at June 30, 2020. This increase was caused primarily by increases of $32.2 million in municipal securities and $1.5 million in U.S. government and agency obligations.

Securities Available for Sale. Total securities available for sale increased $184,000, or 0.5%, to $37.6 million at March 31, 2021 from $37.4 million at June 30, 2020. This increase was primarily due to increases of $7.0 million in municipal securities, $3.0 million in corporate securities, $799,000 in mortgage-backed securities and $636,000 in net unrealized gains, partially offset by a $10.0 million decrease in U.S. government and agency obligations.

Net Loans Receivable. Net loans receivable increased $208,000, to $1.26 billion at March 31, 2021. The increase was primarily the result of increases in commercial mortgages of $24.1 million and commercial loans of $7.1 million, and a decrease in the allowance for loan losses of $774,000, partially offset by decreases in residential mortgages and home equity lines of credit of $26.4 million and $2.6 million, respectively. The increase in commercial loans includes an increase in PPP loans of $777,000, driven by the originations of $17.1 million in PPP loans, largely offset by paydowns and forgiveness of $16.3 million.

Deposits. Total deposits increased $81.0 million, or 5.9%, to $1.45 billion at March 31, 2021 as compared to $1.37 billion at June 30, 2020. This increase primarily reflects increases of $62.0 million in money market accounts, $28.8 million in savings accounts, $17.3 million in NOW accounts and $11.4 million in demand accounts, partially offset by a $38.4 million decrease in time deposits.

Federal Home Loan Bank Advances. FHLB advances decreased $10.1 million, or 9.5%, to $96.0 million at March 31, 2021 as compared to $106.1 million at June 30, 2020. This decrease is primarily due to $10.0 million repayments of short-term borrowings.

Total Shareholder’s Equity. Total shareholders’ equity decreased $2.4 million, or 0.9%, to $271.3 million at March 31, 2021 as compared to June 30, 2020. This decrease was primarily due to the repurchase of $13.3 million (926,203 shares) of common stock and $1.8 million of cash dividends declared and paid, partially offset by net income of $9.0 million and $3.5 million of stock-based compensation and reduction in unearned ESOP shares for plan shares earned during the period. As of March 31, 2021, there were 739,660 shares available to be repurchased under the current stock repurchase plan.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General. Net income increased $2.4 million, or 195.2%, to $3.6 million for the three months ended March 31, 2021 compared to $1.2 million for the three months ended March 31, 2020. The increase was primarily due to a $2.9 million decrease in provision for loan losses and a $112,000 increase in net interest income, partially offset by a $599,000 increase in tax expense and a $52,000 increase in non-interest expenses.

Net Interest Income. Net interest income increased $112,000, or 1.0%, to $11.6 million for the three months ended March 31, 2021 compared to $11.5 million for the three months ended March 31, 2020. The increase primarily reflects a $143.8 million, or 9.0% increase in average interest-earning assets, partially offset by 21 basis point decrease in the tax equivalent net interest margin to 2.69% compared to 2.90% for the same period last year. The increase in average interest-earning assets reflects a $106.0 million increase in average other interest-earning assets and a $42.5 million increase in average loans receivable, partially offset by a $4.7 million decrease in average investment securities. Despite continued asset growth and a decrease in funding costs, margin compression has resulted from significant decreases in market interest rates over the past year and a less profitable asset mix due to an increase in cash and cash equivalents.

Interest and Dividend Income. Interest and dividend income decreased $1.4 million, or 9.2%, to $13.9 million for the three months ended March 31, 2021 compared to $15.3 million for the three months ended March 31, 2020. The decrease primarily reflects a 64 basis point decrease in the yield on total interest-earning assets, partially offset by a $143.8 million increase in total average interest-earning assets.

Interest income on loans receivable decreased $998,000, or 7.6%, primarily due to a 47 basis point decrease in the average yield on the tax equivalent loans to 3.88% for the three months ended March 31, 2021 from 4.35% for the same period last year, partially offset by a $42.5 million increase in the average balance of loans receivable to $1.25 billion for the three months ended March 31, 2021 from $1.21 billion for the same period last year. Decreases in market interest rates driven most significantly by the Fed Funds rate cuts throughout the last year, as well as the origination of lower yielding PPP loans, has resulted in a decreased yield on tax equivalent loans.

Interest income on investment securities decreased $303,000, or 15.1%, primarily due to a 30 basis point decrease in the average yield on the tax equivalent investment securities to 2.18% for the three months ended March 31, 2021 from 2.48% for the same period last year and a $4.7 million decrease in the average balance of investment securities to $319.2 million for the three months ended March 31, 2021 from $323.9 million for the same period last year. The decrease in yield is a result of lower market rates. The decrease in the average balance of investment securities is the result of the Company utilizing securities portfolio runoff to fund loan growth.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $108,000, or 49.8%, primarily due to a 129 basis point decrease in the average yield on other interest-earning assets to 0.27% for the three months ended March 31, 2021, from 1.56% for the same period last year, partially offset by a $106.0 million increase in the average balance of other interest-earning assets to $162.2 million for the three months ended March 31, 2021 compared to $56.2 million for the three months ended March 31, 2020. The decrease in the yield on other interest-earning assets was primarily due to a decrease in market interest rates, specifically the Fed Funds rate.

Interest Expense. Interest expense decreased $1.5 million, or 39.9%, to $2.3 million for the three months ended March 31, 2021 compared to $3.8 million for the three months ended March 31, 2020. The decrease primarily reflects a 56 basis point decrease in the average cost of interest-bearing liabilities to 0.70% for the three months ended March 31, 2021 from 1.26% for the same period last year, partially offset by a $95.3 million increase in the average balance of interest-bearing liabilities to $1.32 billion for the three months ended March 31, 2021 from $1.23 billion for the same period last year.

Interest expense on interest-bearing deposits decreased $1.5 million, or 45.5%, primarily due to a 59 basis point decrease in the average cost of interest-bearing deposits to 0.59% for the three months ended March 31, 2021 from 1.18% for the same period last year, partially offset by a $89.0 million increase in the average balance to $1.22 billion for the three months ended March 31, 2021 from $1.13 billion for the three months ended March 31, 2020. The decrease in the average rate paid on interest-bearing deposits was primarily caused by a decrease in market interest rates affecting most significantly the average rates paid on time deposits and money market accounts, which decreased 81 and 65 basis points, respectively, when compared to the prior year quarter.

Interest expense on FHLB advances decreased $35,000, or 6.5%, primarily due to a 27 basis point decrease in the average cost to 1.96% for the three months ended March 31, 2021 from 2.23% for the same period last year, partially offset by a $6.2 million increase in the average balance to $104.6 million for the three months ended March 31, 2021 from a $98.4 million for the three months ended March 31, 2020. The decrease in the cost of FHLB funds is primarily due to a decrease in market interest rates.

Over the remainder of the current fiscal year, the Company has $50.0 million of wholesale funding maturing, comprised of FHLB advances and brokered time deposits, with a weighted average cost of 2.31%. Additionally, over the same period the Company has $78.3 million of non-brokered time deposits maturing with a current weighted average cost of 0.98%. If our time deposit offer rates remain at their current levels, the Company expects the cost of these deposits to be reduced significantly or to be paid off with low-earning excess liquidity.

Provision for Loan Losses. The benefit for loan losses was $894,000 for the three months ended March 31, 2021, compared to a provision for loan losses of $2.0 million for the three months ended March 31, 2020. Included in the prior year quarter was a provision for loan losses of $1.7 million associated with reserves established in response to the COVID-19 pandemic. Included in the current quarter was a benefit for loan losses of $944,000 associated with release of those reserves. Loans on a COVID-19 related payment deferral totaled $34.4 million, or 2.71% of gross loans as of March 31, 2021. Loans classified as substandard or doubtful totaled $21.6 million, an increase of $16.6 million from June 30, 2020. Non-performing loans as a percent of total loans receivable (excluding PPP loans) was 0.17% as of March 31, 2021, an increase from 0.15% as of June 30, 2020. Recoveries, net of charge-offs, were $82,000 and $122,000 for the three months ended March 31, 2021 and 2020, respectively.

Noninterest Income. Noninterest income increased $12,000, or 2.1%, to $592,000 for the three months ended March 31, 2021 compared to $580,000 for the three months ended March 31, 2020. The increase was caused primarily by a $75,000 increase in gains on sale of securities, partially offset by decreases of $40,000 in gains on sale of foreclosed real estate and $23,000 in all other noninterest income.

Noninterest Expense. Noninterest expense increased $52,000, or 0.6%, to $8.6 million for the three months ended March 31, 2021 compared to $8.5 million for the three months ended March 31, 2020. The increase compared to the prior year quarter was caused primarily by increases of $115,000 in FDIC insurance premiums, $48,000 in occupancy expenses and $76,000 in all other expenses, partially offset by a decrease of $187,000 in salaries and employee benefits. The Bank applied small bank assessment credits of $108,000 which fully offset its FDIC assessment for the prior year quarter. All available credits were applied as of June 30, 2020.

Income Tax Expense. Income tax expense increased $599,000, or 166.4%, for the three months ended March 31, 2021 in comparison to the three months ended March 31, 2020. The increase was caused by higher pre-tax income partially offset by as a lower effective tax rate. The effective income tax rate was 21.1% for the three months ended March 31, 2021 as compared to 22.8% for the three months ended March 31, 2020. The Company expects an effective tax rate of approximately 21.5% for the fiscal year ending June 30, 2021.

Comparison of Operating Results for the Nine Months Ended March 31, 2021 and 2020

General. Net income increased $2.6 million, or 40.9%, to $9.0 million for the nine months ended March 31, 2021 compared to $6.4 million for the nine months ended March 31, 2020. The increase was primarily due to a $3.4 million decrease in provision for loan losses and a $214,000 decrease in non-interest expense, partially offset by a $610,000 increase in tax expense and a $459,000 decrease in net-interest income.

Net Interest Income. Net interest income decreased $459,000, or 1.3%, to $34.8 million for the nine months ended March 31, 2021 compared to $35.2 million for the nine months ended March 31, 2020. The decrease primarily reflects a 25 basis point decrease in the tax equivalent net interest margin to 2.70% compared to 2.95% for the same period last year, partially offset by an increase in average interest-earning assets of $133.6 million, or 8.4%. The increase in average interest-earning assets reflects a $109.0 million increase in average other interest earning assets and a $69.1 million increase in average loans receivable, partially offset by a $44.5 million decrease in average investment securities. Despite continued asset growth and a decrease in funding costs, margin compression has resulted from significant decreases in market interest rates over the past year and a less profitable asset mix due to an increase in cash and cash equivalents.

Interest and Dividend Income. Interest and dividend income decreased $4.4 million, or 9.4%, to $42.7 million for the nine months ended March 31, 2021 compared to $47.1 million for the nine months ended March 31, 2020. The decrease primarily reflects a 64 basis point decrease in the yield on total interest-earning assets, partially offset by a $133.6 million increase in total average interest-earning assets.

Interest income on loans receivable decreased $2.5 million, or 6.2%, primarily due to a 50 basis point decrease in the average yield on the tax equivalent loans to 3.95% for the nine months ended March 31, 2021 from 4.45% for the same period last year, partially offset by a $69.1 million increase in the average balance of loans receivable to $1.25 billion for the nine months ended March 31, 2021 from $1.18 billion for the same period last year. Decreases in market interest rates driven most significantly by the Fed Funds rate cuts throughout the last year, as well as the origination of lower yielding PPP loans, has resulted in a decreased yield on loans.

Interest income on investment securities decreased $1.5 million, or 21.3%, primarily due to a 23 basis point decrease in the average yield on the tax equivalent investment securities to 2.36% for the nine months ended March 31, 2021 from 2.59% for the same period last year and a $44.5 million decrease in the average balance of investment securities to $316.1 million for the nine months ended March 31, 2021 from $360.6 million for the same period last year. The decrease in yield is a result of lower market rates. The decrease in the average balance of investment securities is the result of the Company utilizing securities portfolio runoff to fund loan growth.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $472,000, or 57.8%, primarily due to a 173 basis point decrease in the average yield on other interest-earning assets to 0.28% for the nine months ended March 31, 2021, from 2.01% for the same period last year, partially offset by a $109.0 million increase in the average balance of other interest-earning assets to $162.9 million for the nine months ended March 31, 2021 compared to $53.9 million for the nine months ended March 31, 2020. The decrease in the yield on other interest-earning assets was primarily due to a decrease in market interest rates, specifically Fed Funds.

Interest Expense. Interest expense decreased $4.0 million, or 33.3%, to $7.9 million for the nine months ended March 31, 2021 compared to $11.9 million for the nine months ended March 31, 2020. The decrease primarily reflects a 50 basis point decrease in the average cost of interest-bearing liabilities to 0.80% for the nine months ended March 31, 2021 from 1.30% for the same period last year, partially offset by a $91.9 million increase in the average balance of interest-bearing liabilities to $1.31 billion for the nine months ended March 31, 2021 from $1.22 billion for the same period last year.

Interest expense on interest-bearing deposits decreased $3.6 million, or 35.8%, primarily due to a 49 basis point decrease in the average cost of interest-bearing deposits to 0.70% for the nine months ended March 31, 2021 from 1.19% for the same period last year, partially offset by a $99.0 million increase in the average balance to $1.21 billion for the nine months ended March 31, 2021 from a $1.11 billion for the nine months ended March 31, 2020. The decrease in the average rate paid on interest-bearing deposits was primarily caused by a decrease in market interest rates affecting most significantly the average rates paid on money market accounts and time deposits, which decreased 77 and 65 basis points, respectively, when compared to the prior year quarter.

Interest expense on FHLB advances decreased $397,000, or 20.4%, primarily due to a 35 basis point decrease in the average cost to 1.95% for the nine months ended March 31, 2021 from 2.30% for the same period last year, and due to a $7.0 million decrease in the average balance to $105.6 million for the nine months ended March 31, 2021 from a $112.6 million for the nine months ended March 31, 2020. The decrease in the cost of FHLB funds is primarily due to a decrease in market interest rates.

Provision for Loan Losses. The benefit for loan losses was $678,000 for the nine months ended March 31, 2021, compared to a provision for loan losses of $2.8 million for the nine months ended March 31, 2020. Included in the prior year period was a provision for loan losses of $1.7 million associated with reserves established in response to the COVID-19 pandemic. Included in the current year period was a benefit for loan losses of $944,000 associated with release of those reserves. Charge-offs, net of recoveries, were $96,000 and $73,000 for the nine months ended March 31, 2021 and 2020, respectively.

Noninterest Income. Noninterest income increased $37,000, or 2.0%, to $1.9 million for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The increase was caused primarily by increases of $197,000 in swap income and $75,000 in gains on sale of securities, partially offset by decreases of $132,000 in fees and service charges, $87,000 in gains on the sale of foreclosed real estate and $16,000 in all other non-interest income. The reduction in fees and service charge income compared to the prior year period was due to the effects of reduced customer transaction activity since the start of the COVID-19 pandemic.

Noninterest Expense. Noninterest expense decreased $214,000, or 0.8%, to $25.9 million for the nine months ended March 31, 2021 compared to $26.1 million for the nine months ended March 31, 2020. The decrease compared to the prior year quarter was caused primarily by a decrease of $713,000 in salaries and employee benefits, partially offset by increases of $350,000 in FDIC insurance premiums, $109,000 in professional fees and $40,000 in all other noninterest expenses. The decrease in salaries and benefits includes decreases of $373,000 in salaries and short-term incentives and $362,000 in ESOP expense, driven by a lower average stock price. The Bank applied small bank assessment credits of $314,000 which fully offset its FDIC assessment for the prior year period. All available credits were applied as of June 30, 2020.

Income Tax Expense. Income tax expense increased $610,000, or 32.8%, for the nine months ended March 31, 2021 in comparison to the nine months ended March 31, 2020. The increase was caused by higher pre-tax income, partially offset by a lower effective tax rate. The effective income tax rate was 21.5% for the nine months ended March 31, 2021 as compared to 22.5% for the nine months ended March 31, 2020.

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

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable (1)	1,252,492	12,116	3.88%	1,209,920	13,114	4.35%
Investment securities (1)	319,239	1,700	2.18	323,942	2,003	2.48
Other interest-earning assets	162,193	109	0.27	56,242	217	1.56
Total interest-earning assets	1,733,924	13,925	3.23	1,590,104	15,334	3.87
Non-interest-earning assets	68,748			67,889
Total assets	1,802,672			1,657,993

Liabilities and equity:
NOW accounts	161,049	59	0.15	125,103	66	0.21
Money market accounts	274,516	208	0.31	179,230	423	0.96
Savings accounts and escrow	368,791	132	0.15	342,254	209	0.25
Time deposits	411,500	1,383	1.36	480,233	2,570	2.17
Total interest-bearing deposits	1,215,856	1,782	0.59	1,126,820	3,268	1.18
FHLB advances	104,604	506	1.96	98,364	541	2.23
Total interest-bearing liabilities	1,320,460	2,288	0.70	1,225,184	3,809	1.26
Non-interest-bearing deposits	187,778			137,930
Other non-interest-bearing liabilities	24,272			19,706
Total liabilities	1,532,510			1,382,820
Total shareholders' equity	270,162			275,173
Total liabilities and shareholders' equity	1,802,672			1,657,993

Net interest income		11,637			11,525
Interest rate spread - tax equivalent (2)			2.53			2.61
Net interest margin - tax equivalent (3)			2.69			2.90
Average interest-earning assets to interest-bearing liabilities	131.31%			129.78%

(1)	Tax equivalent yield is shown on a tax equivalent basis for proper comparison using statutory federal income tax rate of 21% for all periods presented. See tax equivalent adjustment table below.
(2)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average interest-earning assets. See tax equivalent adjustment table below.

	Nine Months Ended March 31,
	2021			2020
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(dollars in thousands)
Assets:
Loans receivable (1)	$1,245,881	$36,845	3.95%	$1,176,733	$39,299	4.45%
Investment securities (1)	316,114	5,489	2.36	360,631	6,974	2.59
Other interest-earning assets	162,946	344	0.28	53,944	816	2.01
Total interest-earning assets	1,724,941	42,678	3.31	1,591,308	47,089	3.95
Non-interest-earning assets	70,364			68,983
Total assets	$1,795,305			$1,660,291

Liabilities and equity:
NOW accounts	$153,378	227	0.20	$122,470	191	0.21
Money market accounts	260,258	657	0.34	163,395	1,358	1.11
Savings accounts and escrow	363,768	502	0.18	353,373	674	0.25
Time deposits	429,811	4,986	1.54	469,022	7,704	2.19
Total interest-bearing deposits	1,207,215	6,372	0.70	1,108,260	9,927	1.19
FHLB advances	105,569	1,545	1.95	112,644	1,942	2.30
Total interest-bearing liabilities	1,312,784	7,917	0.80	1,220,904	11,869	1.30
Non-interest-bearing deposits	183,467			138,968
Other non-interest-bearing liabilities	26,570			20,914
Total liabilities	1,522,821			1,380,786
Total shareholders' equity	272,484			279,505
Total liabilities and shareholders' equity	$1,795,305			$1,660,291

Net interest income		$34,761			$35,220
Interest rate spread - tax equivalent (2)			2.51			2.65
Net interest margin - tax equivalent (3)			2.70			2.95
Average interest-earning assets to interest-bearing liabilities	131.40%			130.34%

(1)

Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using statutory federal income tax rate of 21% for all periods presented. See tax equivalent adjustment table below.

(2)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average interest-earning assets. See tax equivalent adjustment table below.

The following table presents information regarding tax equivalent adjustment used in the calculation of certain financial metrics.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(amounts in thousands)
Total interest income	$13,925	$15,334	$42,678	$47,089
Total interest expense	2,288	3,809	7,917	11,869
Net interest income	11,637	11,525	34,761	35,220
Tax equivalent adjustment	51	14	130	38
Net interest income - tax equivalent	11,688	11,539	34,891	35,258

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

	Three Months Ended March 31,
	2021 versus 2020
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$(1,306)	$308	$(998)
Investment securities	(385)	82	(303)
Other interest-earning assets	(282)	174	(108)
Total interest-earning assets	(1,973)	564	(1,409)

Interest expense:
NOW accounts	(23)	16	(7)
Money market accounts	(373)	158	(215)
Savings and escrow accounts	(89)	12	(77)
Time deposits	(859)	(328)	(1,187)
FHLB advances	(67)	32	(35)
Total interest-bearing liabilities	(1,411)	(110)	(1,521)

Net (decrease) increase in net interest income	$(562)	$674	$112

	Nine Months Ended March 31,
	2021 versus 2020
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$(4,293)	$1,839	$(2,454)
Investment securities	(1,171)	(314)	(1,485)
Other interest-earning assets	(1,124)	652	(472)
Total interest-earning assets	(6,588)	2,177	(4,411)

Interest expense:
NOW accounts	(9)	45	36
Money market accounts	(1,249)	548	(701)
Savings and escrow accounts	(172)	-	(172)
Time deposits	(2,117)	(601)	(2,718)
FHLB advances	(280)	(117)	(397)
Total interest-bearing liabilities	(3,827)	(125)	(3,952)

Net (decrease) increase in net interest income	$(2,761)	$2,302	$(459)

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

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at March 31, 2021 and June 30, 2020. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
March 31, 2021:
200	$275,588	$(25,558)	(8.5)%	15.51%	(67)
100	290,573	(10,573)	(3.5)	15.97	(21)
-	301,146	-	-	16.18	-
(50)	314,819	13,673	4.5	16.70	52
(100)	332,865	31,719	10.5	17.45	127

June 30, 2020:
200	$285,720	$(20,631)	(6.7)%	16.42%	(40)
100	304,004	(2,347)	0.8	17.03	21
-	306,351	-	-	16.82	-
(50)	312,596	6,245	2.0	16.99	17
(100)	323,494	17,143	5.6	17.44	62

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2021, cash and cash equivalents totaled $169.3 million, an increase from $136.3 million as of June 30, 2020. Securities classified as available for sale that are not pledged to support borrowings, which provide an additional source of liquidity, totaled $16.3 million at March 31, 2021, an increase from $13.9 million as of June 30, 2020.

We had the ability to borrow up to $217.2 million from the FHLB of New York, at March 31, 2021 of which $96.0 million was outstanding as of March 31, 2021. Additionally, as of March 31, 2021, we had an available line of credit with the FRB of New York’s discount window program of $98.1 million, and $25.0 million of fed funds lines of credit, neither of which had outstanding balances as of March 31, 2021.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing sources detailed above.

We had $51.6 million of loan commitments outstanding as of March 31, 2021 and $143.5 million of approved, but unadvanced, funds to borrowers. We also had $1.6 million in outstanding letters of credit at March 31, 2021.

Time deposits due within one year of March 31, 2021 totaled $250.2 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at March 31, 2021. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Holding Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders, to repurchase shares of its common stock and for other corporate purposes. The Holding Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Holding Company is governed by applicable law and regulations. At March 31, 2021, the Holding Company (on an unconsolidated, stand-alone basis) had liquid assets of $30.2 million.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the NYSDFS and the FDIC. At March 31, 2021, the Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 8 to the accompanying unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk."

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2021, the Company was not involved in any legal proceedings the outcome of which it believes would be material to its consolidated financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, filed with the Securities and Exchange Commission. As of March 31, 2021, except for the additional risk factor described below, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2020.

Any future action by the U.S. Congress to amend federal tax laws and regulations could impact our future profitability and change our net deferred tax asset causing a corresponding charge against earnings.

The net deferred tax asset reported on our balance sheet represents the net amount of income taxes expected to be received upon the reversal of temporary differences between the bases of assets and liabilities as measured by enacted tax laws, and their bases as reported in the financial statements. As of March 31, 2021, our net deferred tax asset was computed using the federal statutory rate of 21%. Additionally, the Company’s effective tax rate was 21.5% for the nine months ended March 31, 2021.

The President of the United States and members of Congress have announced plans to pursue tax regulation changes including raising the federal corporate income tax rate from its current level of 21%. If these plans ultimately result in the enactment of new laws raising the corporate income tax rate, our net deferred tax asset would need to be re-measured. This could result in an increase to the deferred tax asset in the period of the law change and a corresponding credit to earnings but could be offset by an increase to the income tax provision in the year of enactment and future years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

(a)	Not applicable

(b)	Not applicable

(c)

On August 20, 2020, a repurchase program was authorized by the Board of Directors to repurchase up to 844,907 shares, or 5.0% of the Company’s common stock. The Company completed this repurchase program in January 2021 at an average cost of $14.24 per share.

On February 3, 2021, PCSB Financial Corporation (the “Company”) announced the authorization of a repurchase program to repurchase up to 801,856 shares, or 5%, of its then outstanding common stock.

The following table presents information regarding stock repurchases by the Company during the quarter ended March 31, 2021.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2021 through January 31, 2021	60,737	$16.26	60,737	-
February 1, 2021 through February 28, 2021	62,196	16.08	62,196	739,660
March 1, 2021 through March 31, 2021	-	-	-	739,660
Total	122,933	$16.17	122,933

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

101

The following materials for the quarter ended March 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

PCSB FINANCIAL CORPORATION

Date: May 7, 2021	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: May 7, 2021	/s/ Jeffrey M. Helf
Jeffrey M. Helf
Senior Vice President and Chief Financial Officer