Form 10-K
period 2021-06-30
PCSB Financial Corp
filed 2021-09-10
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2021

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-38065

PCSB FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	81-4710738
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2651 Strang Blvd., Suite 100, Yorktown Heights, New York	10598
(Address of Principal Executive Offices)	(Zip Code)

(914) 248-7272

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PCSB	The NASDAQ Stock Market, LLC

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒

Non-accelerated filer ☒		Emerging growth company ☒

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

As of December 31, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates of the Registrant was $211.2 million. The registrant does not have any non-voting common equity.

As of September 7, 2021, there were 15,628,675 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders (Part III).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

extent and severity of the ongoing COVID-19 pandemic, including its impact on our business and operations, including the impact of lost fee revenue and operating expenses, as well as its effect on our customers and issuers of securities, including their ability to make timely payments on obligations, service providers and on economies and markets more generally

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

PART I

Item 1. Business

PCSB Financial Corporation

PCSB Financial Corporation (“PCSB Financial” or the “Company”), a Maryland corporation, is the bank holding company for PCSB Bank (the “Bank”). On April 20, 2017, the Company completed its initial public offering in connection with the Bank’s conversion from a mutual savings bank to a stock savings bank, selling 17,826,408 shares of common stock at a price of $10.00 per share. In addition, the Company contributed 338,702 shares of common stock and $1.6 million in cash to the PCSB Community Foundation, a charitable foundation formed in connection with the conversion. As of June 30, 2021, we had consolidated assets of $1.87 billion, consolidated deposits of $1.49 billion and consolidated equity of $274.6 million. Other than holding the common stock of PCSB Bank, PCSB Financial has not engaged in any significant business to date. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations; however, there are no current agreements for these activities. The Company is subject to the financial reporting requirements of the Securities and Exchange Act of 1934, as amended and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

PCSB Bank

PCSB Bank is a New York-chartered commercial bank. We serve the banking needs of customers in the Lower Hudson Valley of New York State through our executive offices/headquarters and 15 banking offices located in Dutchess (3 offices), Putnam (3 offices), Rockland (1 office) and Westchester (8 offices) Counties, New York. Our primary business activity is attracting deposits from the general public and using those funds primarily to originate and purchase commercial real estate loans, business loans and one-to-four-family real estate loans and purchase investment securities. We are subject to comprehensive regulation and examination by the NYSDFS and by the Federal Deposit Insurance Corporation (the “FDIC”).

Our website address is www.pcsb.com.  Information on our website is not and should not be considered a part of this annual report.

Market Area

Our primary market area encompasses all of Putnam and Westchester Counties and parts of Dutchess and Rockland Counties in New York, which are the counties in which our offices are located, and the surrounding areas.  We view Westchester County, which borders the Bronx (New York City’s northernmost borough) and is more populous than the other counties, as a primary area for growth, particularly for commercial lending and deposit opportunities. Westchester County includes a high concentration of office, medical, retail, industrial, mixed use and multi-family real estate buildings and businesses. Our primary focus in this marketplace is small to middle market businesses in these segments. Rising real estate values and lack of available commercial space in Brooklyn and Manhattan have caused businesses to migrate to central and lower Westchester County, which has increased the demand for flex-industrial and multi-family property loans in our market area. Dutchess, Putnam and Rockland Counties offer similar commercial opportunities to Westchester County, but on a significantly smaller scale, and provide greater opportunities in residential mortgage lending and consumer lending and in retail deposit gathering. The close proximity of Bronx County, New York City, Fairfield County, Connecticut, and Bergen County, New Jersey, to our market area also creates a secondary area of opportunity for office, industrial and multi-family property loans. The COVID-19 pandemic has caused a significant migration of residents out of New York City and other urban areas into surrounding suburban areas, which includes a large portion of our primary market area, and has resulted in significant increases in residential real estate values.

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

Lending Activities

Commercial Real Estate Loans. At June 30, 2021, commercial real estate loans were $826.6 million, or 66.8%, of total gross loans receivable. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities, and multi-family properties. At June 30, 2021, multi-family residential real estate loans, which are described below, totaled $210.8 million.  Excluding multi-family loans, $108.9 million of our commercial real estate portfolio was owner occupied real estate and $506.9 million was secured by income producing, or non-owner occupied real estate.

At June 30, 2021, a substantial portion of our commercial real estate loans was secured by properties located in the lower Hudson Valley; however, we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also purchase and participate in commercial real estate loans with other financial institutions. At June 30, 2021, we had $144.6 million in commercial real estate loan participations and whole loan purchases, which constituted 17.5% of our commercial real estate loan portfolio, as compared with $174.9 million, or 21.7%, at June 30, 2020. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans.

We originate a variety of adjustable-rate commercial real estate loans with terms and amortization periods generally up to 25 years, which may include balloon payment loans. Interest rates and payments on our adjustable-rate loans adjust every five, seven or ten years and generally are indexed to the prime rate or the corresponding Treasury rate, plus a margin. We generally include pre-payment penalties on commercial real estate loans we originate. We may execute interest rate swaps with commercial lending customers in association with adjustable-rate loans to facilitate the customer’s risk management strategies.

In underwriting commercial real estate loans, we consider a number of factors, which include the current and projected ratio of net cash flow to the loan’s debt service requirement (generally requiring a minimum of 1.20x), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Commercial real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower. Generally, guarantees are obtained from commercial real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, which would enhance our interest rate spread and overall profitability. As a result of the pandemic, underwriting of commercial real estate loans includes status of rent payments and tenant lease amendments, confirming stability of property cash flow, with structural enhancements including, but not limited to, static debt service reserves being required, as necessary.

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

At June 30, 2021, our largest non-multi-family commercial real estate loan had an outstanding balance of $17.4 million and is secured by an anchored retail shopping center. At June 30, 2021, this loan was performing according to its original terms.

Multi-Family Residential Real Estate Loans. At June 30, 2021, multi-family real estate loans were $210.8 million, or 17.0%, of total gross loans receivable. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units in our market area.  In addition to originating these loans, we also purchase and participate in multi-family residential real estate loans with other financial institutions. At June 30, 2021, we had $84.4 million in multi-family residential real estate loan purchases and participations, which constituted 40.0% of our multi-family residential real estate loan portfolio, as compared with $93.6 million, or 45.3%, at June 30, 2020. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans.

We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally up to 30 years, which may include balloon payment loans. Interest rates and payments on our adjustable-rate loans adjust every five, seven or ten years and generally are indexed to the prime rate or the corresponding Treasury rate, plus a margin. We generally include pre-payment penalties on multi-family residential real estate loans we originate.

In underwriting multi-family residential real estate loans, we consider a number of factors, which include the current and projected ratio of net cash flow to the loan’s debt service requirement (generally requiring a minimum of 1.20x), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family residential real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower.  Generally, guarantees are obtained from multi-family residential real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, which would enhance our interest rate spread and overall profitability. As a result of the pandemic, underwriting of multi-family residential real estate loans includes status of rent payments and tenant lease amendments, confirming stability of property cash flow, with structural enhancements including but not limited to static debt service reserves being required, as necessary.

At June 30, 2021, our largest multi-family residential real estate loan had an outstanding balance of $23.5 million and is secured by a 76-unit apartment complex.  At June 30, 2021, this loan was performing according to its original terms.

Commercial Loans.  We originate commercial term loans and adjustable rate lines of credit to a variety of small and medium sized businesses in our market area. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At June 30, 2021, commercial loans were $150.7 million, or 12.2% of total gross loans receivable, as compared with $93.6 million, or 45.3%, at June 30, 2020. Customers for our commercial loans include professional businesses, multi-generational family-owned businesses, and not for profit businesses. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, which would enhance our interest rate spread and overall profitability.

Commercial loans as of June 30, 2021 included $37.0 million of loans originated under the Small Business Administration’s (“SBA”) Payroll Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and

Economic Security Act (“CARES Act”), as compared to $49.6 million as of June 30, 2020. PPP loans are fully guaranteed by the SBA and are subject to forgiveness by the SBA, upon application by the borrower, to the extent that loan proceeds were utilized by the borrower for qualifying expenses under the PPP. Any loan, or portion thereof, that is not forgiven by the SBA will bear an interest rate of 1% per annum for a term ranging from 24 months to 60 months.

As of June 30, 2021, commercial loans include a $13.7 million loan to a third-party originator secured by 256 individual loans primarily to medical professionals. The underlying loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel. The Company services the underlying loans and maintains a 50% loss-sharing agreement with the third-party originating institution.

The commercial loans we offer include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either fixed or adjustable rates of interest. Adjustable rates are based on the prime rate, plus a margin. Commercial loans typically have shorter terms to maturity and higher interest rates than commercial real estate loans, and may involve more credit risk because of the type and nature of the collateral.

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

At June 30, 2021, our largest commercial loan had an outstanding balance of $13.7 million and is secured by 256 individual loans primarily to medical professionals. All underlying loans, with the exception of three loans with an aggregate outstanding principal balance of $145,000, were performing according to their original terms.

Construction Loans. We originate loans to finance the construction of one-to-four-family residential properties, and commercial and multi-family properties. At June 30, 2021, construction and land development loans were $10.1 million, or 0.8% of total gross loans receivable, consisting of $3.2 million of one-to-four-family residential construction loans and $6.9 million of commercial and multi-family real estate construction loans. The majority of these loans are secured by properties located in our primary market area.

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

At June 30, 2021, our largest construction and land development loan had an outstanding balance of $4.6 million and is secured by a hotel. At June 30, 2021, this loan was performing according to its original terms.

Residential Mortgage Loans. Our one-to-four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At June 30, 2021, one-to-four-family residential real estate loans were $224.3 million, or 18.1% of total gross loans receivable, consisting of $192.7 million of fixed-rate loans and $31.6 million of adjustable-rate loans. In addition to originating these loans, we also purchase and participate in residential mortgage loans from other financial institutions. At June 30, 2021, purchased and participated loans totaled $25.4 million, or 11.3% of the residential mortgage loan portfolio, as compared to $38.8 million, or 15.2%, at June 30, 2020.

We offer fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years. Some of the properties include two-to-four-unit properties, all of which are classified as residential mortgage loans. Our one-to-four-family residential mortgage loans that we originate or purchase are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency. We also originate loans above the conforming limits, which are referred to as “jumbo loans.” We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans. Jumbo loans are common in our market area. We generally retain one-to-four-family residential mortgage loans in our portfolio, however, have the ability to sell originated or refinanced loans in the secondary mortgage market.

We originate our adjustable-rate one-to-four-family residential mortgage loans with initial interest rate adjustment periods of one, three, five, seven or ten years, based on changes in a designated market index. These loans are limited to a 200 basis point initial increase in their interest rate, a 200 basis point increase in their interest rate annually after the initial adjustment, and a maximum upward adjustment of 400 to 600 basis points over the life of the loan. We determine whether a borrower qualifies for an adjustable-rate mortgage loan in conformance with the underwriting guidelines set forth by Fannie Mae and Freddie Mac in the secondary mortgage market. In particular, we determine whether a borrower qualifies for an adjustable-rate mortgage loan with an initial fixed-rate period of five years or less based on the ability to repay both principal and interest using an interest rate which is 2.0% above the initial interest rate, including a reasonable estimate of real estate taxes and insurance, and taking into account the maximum debt-to-income ratio stipulated in the underwriting guidelines in the secondary mortgage market. The qualification for an adjustable-rate mortgage loan with an initial fixed-rate period exceeding five years is based on the borrower’s ability to repay at the initial fixed interest rate.

We will originate one-to-four-family residential mortgage loans with loan-to-value ratios up to 80% without private mortgage insurance. We will originate loans with loan-to-value ratios of up to 95% with private mortgage insurance and where the borrower’s debt service does not exceed 45% of the borrower’s monthly cash flow. To encourage lending to low- and moderate-income home buyers, we have several in-house developed programs which can include low down payments, lender-paid PMI, a lower than market interest rate, or a grant to be used towards closing costs.

We generally do not offer “interest only” mortgage loans on one-to-four-family residential properties. We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.  Additionally, outside of the loan programs mentioned previously, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Home Equity Lines of Credit.  At June 30, 2021, the outstanding balance owed on home equity lines of credit was $25.4 million, or 2.1% of total gross loans receivable. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate, plus a margin.

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

Other Loans. We offer consumer and deposit overdraft loans. At June 30, 2021, other loans were $345,000 and included $257,000 of personal loans and $88,000 of overdrafts. The procedures for underwriting these loans include an assessment of the applicant’s and guarantor’s, if applicable, payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Loan Underwriting Risks

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one-to-four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of net operating income before debt service to debt service) of at least 1.20x. An environmental report is obtained for all commercial and multi-family real estate loans.

Construction Loans.  Our construction loans are based upon estimates of costs and values and the absorption associated with the completed project. Underwriting is focused on borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.  All construction loans require an unlimited guarantee of completion (including certificate of occupancy) for the project.

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

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management. The Board of Directors has granted loan approval authority to certain senior officers up to prescribed limits not exceeding $5.0 million depending on the officer’s experience. Loans approved under these officer authorities require dual signatures of the loan officer assigned to the loan and the officer with the appropriate approval authority. Loans in excess of $5.0 million and up to $20.0 million require approval of the Loan Committee of the Board of Directors, as do any extensions of credit to classified borrowers in excess of $2.0 million or loans up to $5.0 million that involve an exception to policy. Loans greater than $20.0 million, loans greater than $5.0 million that involve exceptions to policy and loans to borrowers with an aggregate exposure of $25.0 million or greater must be authorized by the Board of Directors.

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential and commercial mortgage-backed securities, municipal government securities, deposits at the Federal Home Loan Bank of New York (“FHLBNY”), certificates of deposit of federally insured institutions, and investment grade corporate bonds. We also are required to maintain an investment in FHLBNY stock, the amount of which is based on the level of our FHLBNY borrowings. At June 30, 2021, our investment portfolio had a fair value of $399.5 million and consisted primarily of U.S. Government securities, U.S. Government agency securities, including residential and commercial mortgage-backed securities, collateralized mortgage obligations, and investment grade corporate and municipal bonds.

We also have the authority under applicable law to invest in derivative securities. Derivatives may be used to manage the Company’s exposure to interest rate movements or to provide service to customers. The Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third party in order to minimize the net risk exposure resulting from such transactions. The notional amount of all derivatives to which we are a party is $182.7 million as of June 30, 2021.

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

Sources of Funds

General. Deposits have traditionally been our primary source of funds for our lending and investment activities. To a lesser degree, we also use borrowings, primarily FHLBNY advances and brokered deposits, to supplement cash flow needs. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses. At June 30, 2021, our deposits totaled $1.49 billion, which included $30.0 million of brokered time deposits.

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

Borrowings. We primarily utilize advances from the FHLBNY to supplement our supply of investable funds. The FHLBNY functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLBNY and are authorized to apply for advances on the security of such stock and securities which are obligations of, or guaranteed by, the United States. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLBNY’s assessment of the institution’s creditworthiness. At June 30, 2021, we had the ability to borrow up to $264.3 million with the FHLBNY and had $66.0 million in advances outstanding. All of our borrowings from the FHLBNY are secured by investment securities. At June 30, 2021, we also had an available line of credit with the Federal Reserve Bank of New York’s (“FRBNY”) discount window program of $96.4 million, none of which was outstanding at that date. This line of credit is secured by certain qualifying 1-4 family residential mortgage loans. At June 30, 2021, we also had available unsecured lines of credit through other financial institutions of $25.0 million, none of which was outstanding at that date.

Human Capital

At June 30, 2021, we had 153 full-time and 13 part-time employees. The Company’s focus on investing in our people includes key initiatives to attract, develop and retain our valued employees. We encourage the growth and development of our employees and, whenever possible, seek to fill positions by promotion and transfer from within the Company.

In June 2021, we appointed our first Chief Diversity Officer, with a mandate to focus on workforce diversity, vendor/supplier diversity and cultivating more diverse leadership and relationships within our communities, among other vital issues.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented unique challenges with regard to maintaining employee safety while continuing successful operations. We instituted remote working plans in March 2020 and were able to transition, over a short period of time, a majority of our administrative staff to effectively working from remote locations. We ensured a safely-distanced working environment for employees performing customer-facing activities at branches and operations centers, closing branch lobbies as necessary. All employees are prohibited from working on-site when they, or a close family member, experience symptoms of a possible COVID-19 illness.

Subsidiaries

PCSB Bank is the wholly-owned and sole subsidiary of PCSB Financial. PCSB Bank has two wholly-owned subsidiaries: PCSB Funding Corp. and UpCounty Realty Corp. PCSB Funding Corp., a Delaware corporation, is a real estate investment trust that holds certain mortgage assets. UpCounty Realty Corp., a New York corporation, holds title to real estate properties foreclosed upon by PCSB Bank.

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

As a registered bank holding company, PCSB Financial is regulated by the Federal Reserve Board and NYSDFS. PCSB Financial is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board and the NYSDFS. PCSB Financial is also subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.

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

Any change in applicable laws or regulations, whether by the NYSDFS, the FDIC, the Federal Reserve Board, New York State or the U.S. Congress, could have a material adverse impact on the operations and financial performance of PCSB Financial and PCSB Bank. In addition, PCSB Financial and PCSB Bank are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of PCSB Financial and PCSB Bank.

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

Loans to One Borrower Limitations. Under the New York Banking Law, PCSB Bank’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exceptions, 15% of its capital stock, surplus fund and undivided profits. The Bank’s lending limit as of June 30, 2021 was $36.3 million. PCSB Bank may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At June 30, 2021, PCSB Bank complied with these loans-to-one-borrower limitations.  At June 30, 2021, PCSB Bank’s largest aggregate amount of loans to one borrower was $32.2 million, all of which was outstanding as of that date.

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

Loans to Directors and Executive Officers. Under applicable NYSDFS regulations (which are substantially similar to applicable federal banking regulations), PCSB Bank generally may not make a loan or other extension of credit to any of its executive officers or directors unless the loan or other extension of credit (i) is made on terms, including interest rate and collateral, that are not more favorable to the executive officer or director than those customarily offered by PCSB Bank to persons who are not executive officers or directors and who are not employed by PCSB Bank, and (ii) does not involve more than the normal risk of repayment or present other unfavorable features. Depending on the size of the loan or other extension of credit, prior approval of PCSB Bank’s Board of Directors (with the interested party, if a director, abstaining from participating directly or indirectly in the voting) may be required. It is the policy of PCSB Bank not to extend credit to its directors and executive officers and their related interests.

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

Regulatory Enforcement Authority. Any New York bank that does not operate according to the regulations, policies and directives of the NYSDFS may be subject to sanctions for non-compliance, including seizure of the property and business of the commercial bank and suspension or revocation of its charter. The NYSDFS may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the commercial bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the NYSDFS may issue an order to cease and desist and impose a fine on the commercial bank concerned.  New York consumer protection and civil rights statutes applicable to PCSB Bank permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

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

•

The New York Legislature has enacted legislation to address "zombie properties", meaning residential property abandoned by a homeowner after the initiation, but prior to the completion of, a foreclosure proceeding. Under this law, a mortgagee bank has a duty to maintain and secure a residential real property where there is a reasonable basis to believe it is vacant and abandoned, and faces civil penalties up to $500 per violation, per property, per day for failing to do so. As enacted, the legislation does not apply to PCSB Bank because we originate, own, service and maintain our own mortgages and we originate less than 0.3 percent of one-to-four-family real property mortgages in New York. However, there can be no assurance that any future amendments to this law will not include us.

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

•

The NYSDFS has adopted a regulation which requires New York chartered banks to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of the commercial bank. The regulation, which is similar to guidance issued by the federal bank regulators, requires regulated financial institutions to establish a cybersecurity program; adopt a written cybersecurity policy; designate a Chief Information Security Officer responsible for implementing, overseeing and enforcing its new program and policy; and have policies and procedures designed to ensure the security of information systems and nonpublic information accessible to, or held by, third-parties, along with a variety of other requirements to protect the confidentiality, integrity and availability of information systems. The regulation requires annual written certification of compliance to NYSDFS. We believe that our cybersecurity policies and procedures comply with the regulation.

•

The NYSDFS has issued guidance regarding incentive compensation. The guidance prohibits the payment by New York chartered banks of incentive compensation tied to certain employee performance indicators, such as the number of accounts opened, or the number of products sold per customer, without effective risk management, oversight and control. Banks considering the adoption of such incentive compensation plans must balance between risks and rewards, emplace effective controls and risk management and have strong corporate governance, including active and effective oversight by the board of directors. We have and will continue to ensure that any incentive compensation plan we adopt will conform to this guidance. See “Management – Executive Compensation-Proposed Short-Term Incentive Plan”.

•

The NYDFS has issued guidance stating the agency’s expectation that New York chartered banks will make the diversity of their leadership a business priority and integrate it into their corporate governance. The guidance states that banks should view diversity like other strategic priorities, including communicating its importance to all stakeholders, providing a plan for how it will be achieved and explaining that plan, setting measurable goals and tracking progress toward those goals. In connection with this guidance, the NYDFS intends to collect from banks with more than $100 million in assets, and then publish, data regarding the gender, racial and ethnic makeup of New York chartered banks’ boards and management as of December 31, 2019 and 2020, including information about board tenure and key board and senior management roles.

•

The NYDFS has issued guidance stating the agency’s expectation that New York chartered banks will start integrating the financial risks from climate change into their governance frameworks, risk management processes, and business strategies.  This includes conducting a risk assessment of the physical and transition risks of climate change, whether directly impacting the bank, or indirectly due to the disruptive consequences of climate change in the communities they serve and, on their customers, such as business disruptions, out-migrations, loss of income and higher default rates, supply chain disruptions, and changes in investor and consumer sentiments. Under the guidance, banks must start developing strategic plans, including an outline of such risks, the impact on their balance sheets, and steps to be taken to mitigate such risks.

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

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital and Tier 2 capital.  Tier 1 capital consists of common stock, plus related surplus and retained earnings.  Under these capital rules, for most banking organizations, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the new capital rules’ specific requirements. Banks that engage in specified levels of trading activities are subject to adjustments in their risk-based capital calculation to ensure the maintenance of sufficient capital to support market risk.

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

Among other things, Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the EGRRCPA), which became law on May 24, 2018, requires the federal banking agencies to develop regulations establishing a “community bank leverage ratio” for banks and holding companies with less than $10 billion in consolidated assets and a qualifying risk profile. In 2019, the federal banking agencies jointly issued a final rule to implement Section 201. The rule, which became effective on January 1, 2020, provides certain qualifying institutions with an optional, simpler method to measure capital adequacy. Under the rule, banks and bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio ("CBLR") framework. Qualifying organizations that elect to use the CBLR framework, and that maintain a leverage ratio greater than 9 percent, will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies' capital rules. Qualifying organizations will also be deemed to have met the "well capitalized" ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The Bank has not opted into the CBLR framework as of June 30, 2021.

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

Under FDIC regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At June 30, 2021, PCSB Bank was classified as a “well capitalized” institution.

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

The Dodd-Frank Act established a minimum Designated Reserve Ratio (DRR) for the Deposit Insurance Fund equal to 1.35% of estimated insured deposits. There is no statutory maximum on the DRR and the law provides for dividends to be paid to insured institutions from the fund when the DRR exceeds 1.5%.  However, the FDIC is granted broad discretion in determining whether to suspend or limit the declaration or payment of any dividends.

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

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by the FDIC, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. PCSB Bank’s latest FDIC CRA rating was “Satisfactory.”

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

CARES Act and Consolidated Appropriations Act. In response to the COVID-19 pandemic, the CARES Act and Consolidated Appropriations Act were signed into law on March 27, 2020 and December 27, 2020, respectively. Among other things, these Acts include the following provisions impacting financial institutions like PCSB Bank:

Temporary Troubled Debt Restructurings Relief. The CARES Act, as amended by the Consolidated Appropriations Act, allows banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or January 1, 2022. Federal banking agencies are required to defer to the determination of the banks making such suspension. Refer to Note 4 in the Notes to the Consolidated Financial Statements for additional detail.

Small Business Administration Paycheck Protection Program. The CARES Act authorizes the SBA’s Paycheck Protection Program (“PPP”). The PPP authorizes for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, such as PCSB Bank, that process loan applications and service the loans. Refer to the Lending Activities discussion earlier in this section for additional details.

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

•	New York banking laws and regulations, which govern deposit powers.

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2021, the regulations generally would have required that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $182.9 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $182.9 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $21.1 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. However, in March 2020 the Federal Reserve Board reduced all reserve requirements to zero in response to the COVID-19 pandemic.

Federal Home Loan Bank System

PCSB Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in the FHLB. PCSB Bank complied with this requirement at June 30, 2021. Based on redemption provisions of the FHLBNY, the stock has no quoted market value and is carried at cost. PCSB Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLBNY stock. At June 30, 2021, no impairment has been recognized.

At its discretion, the FHLBNY may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for affordable housing programs, which could reduce the amount of dividends that the FHLBNY pay to their members and result in the FHLBNY imposing a higher rate of interest on advances to their members. While the FHLBNY currently pays a dividend on its capital stock, there can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the FHLB also will not cause a decrease in the value of the FHLBNY stock held by PCSB Bank.

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

The Federal Reserve Board has issued policy statements regarding capital distributions, including dividends, by bank holding companies. In general, the policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of PCSB Financial to pay dividends or otherwise engage in capital distributions.

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

Federal Securities Laws

PCSB Financial’s common stock is registered with the SEC. PCSB Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

On August 6, 2021, the SEC approved new NASDAQ’s listing rules regarding board diversity and disclosure. Beginning on the later of August 8, 2022, or the date on which a Nasdaq-listed company files its annual meeting proxy statement with the SEC for its annual meeting of shareholders during 2022, PCSB Financial, will need to disclose board diversity data annually. In addition, Nasdaq-listed companies that are listed on the Nasdaq Capital Market, like PCSB Financial, are required to have, or explain why they do not have, one diverse director by August 7, 2023 and two diverse directors by August 6, 2026. Nasdaq-listed companies that qualify a “smaller reporting company” under SEC rules, like PCSB Financial, may meet the diversity requirements with two female directors, or with one female director and one director who is an underrepresented minority or LGBTQ+.

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

PCSB Financial loses emerging growth company status on the earlier of: (i) the last day of the fiscal year during which it had total annual gross revenues of $1.0 billion (adjusted for inflation) or more; (ii) the last day of its fiscal year following the fifth anniversary of the date of the first sale of the Company’s common equity securities pursuant to an effective registration statement under the Securities Act of 1933, which will be June 30, 2022; (iii) the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which it is deemed to be a “large accelerated filer” under SEC regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Smaller Reporting Company Status

PCSB Financial qualifies as a “smaller reporting company” under the federal securities laws. To qualify, a company must have a public float (i.e., aggregate market value of a company’s securities held by non-affiliates) of less than $250 million. A company with less than $100 million in annual revenues and either no public float or a public float that is less than $700 million also qualifies. Smaller reporting companies are eligible to provide scaled disclosures in their periodic reports filed with the SEC.

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

Net Operating Loss Carryovers. Generally, for federal income tax purposes, financial institutions may carry forward net operating losses indefinitely and are subject to a limitation of 80% of taxable income. State income tax rules may differ from federal rules. See Note 13 to Consolidated Financial Statements for additional information.

Charitable Contributions Carryovers. Generally, charitable contributions are limited to 10% of taxable income, however, financial institutions may carry forward unused contributions for up to 5 years. Additionally, the CARES Act temporarily increased the charitable contribution deduction limit from 10% to 25% of taxable income for 2021 for current year contributions. At June 30, 2021, the Company has no charitable contributions carryforwards. See Note 13 to Consolidated Financial Statements for additional information.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any not deducted loss remaining after the five-year carryover period is not deductible. At June 30, 2021, PCSB Bank had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from PCSB Bank as a member of the same affiliated group of corporations. To date, no dividends have been paid by PCSB Bank.

Audit of Tax Returns.  The Company’s New York State tax returns are currently undergoing routine audit for tax years 2017 and 2018. The Company’s federal income tax returns and various other state income tax returns have not been audited in the last three years.

State Taxation

Taxable income is apportioned to New York State based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New York State. The statutory tax rate is currently 7.25% (to be reduced to 6.5% beginning January 1, 2024) for taxpayers with a business income base greater than $5 million. An alternative tax of 0.1875% on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax is capped at $5 million for a tax year and will be eliminated beginning January 1, 2024.

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

Risks Related to the COVID-19 Pandemic

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

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers. Concern about the impact COVID-19 has caused, and may continue to cause, business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries among other industries, have been particularly hurt by COVID-19. For additional details on the Company’s exposure to industries deemed more susceptible to these events, see the Management Discussion & Analysis section of this Form 10-K. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we participated in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. Additionally, it is the Company’s understanding that loans funded through PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through a provision for loan losses charged to earnings.

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

Operational Risk – Potential restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees being provided the ability to work remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. Work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraisers of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. If as a result of COVID-19 our third-party service providers have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

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

Risks Related to the Company’s Business

Risks Related to Lending

         Our emphasis on commercial real estate and commercial business lending involves risks that could adversely affect our financial condition and results of operations.

We originate and purchase commercial real estate and commercial business loans. At June 30, 2021, our commercial real estate and commercial business loans totaled $977.3 million, or 79.0% of our loan portfolio. While these types of loans are potentially more profitable than residential mortgage loans, they are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. See “—Loan Underwriting Risks.”

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land (“ADC loans”) represent 100% or more of total risk-based capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total risk-based capital. At June 30, 2021, the Bank’s ADC loans and total commercial real estate loans represented 9% and 324% of total risk-based capital, respectively.

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

Risks Related to Changes in Interest Rates

Changes in interest rates and/or a continual low interest rate environment could reduce our profits.

Our profitability, like that of most community banks, depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.

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

If interest rates rise and our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread, which would have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. If interest rates rise, we expect that our net portfolio value of equity would decrease. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. At June 30, 2021, and assuming a 200 basis point increase in market interest rates, we estimate that our net portfolio value of equity would decrease by $37.8 million, or 12.3%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk—Net Portfolio Value Simulation.”

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

We have a number of loans, derivative contracts, and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On March 5, 2021, the ICE Benchmark Association (“IBA”) stated that it will cease the publication of the overnight and 1, 3, 6 and 12 months USD LIBOR settings immediately following the LIBOR publication on Friday, June 30, 2023, with the publication of all other LIBOR settings ceasing on December 31, 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally.

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

•

require the transition to or development of appropriate systems and analytics to effectively transition the Company’s risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as the FRBNY’s Secured Overnight Finance Rate (“SOFR”).

We have a number of loans, derivative contracts, and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The manner and impact of this transition, as well as the effects of these developments on the Company’s funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, are uncertain.

Risks Related to Liquidity

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of advances from the FHLBNY and wholesale deposits. As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability in accessing these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Risks Related to Operational Matters

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

The Company uses derivative financial instruments, primarily interest rate swaps, which will expose it to financial and contractual risks with counterparty banks. Additionally, the Company maintains correspondent bank relationships, manages certain loan participations, and engages in securities transactions and other activities with financial counterparties which are customary in the banking business. Financial risks are inherent in these counterparty relationships.

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

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including interest rate, credit, strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions, increased cybersecurity threats, and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk.  Accordingly, we could suffer losses as a result of our failure to anticipate and manage these risks.

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

Market Related Risk

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

Risk Related to Acquisition Activity

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

Risks Related to Accounting Matters

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

Risks Related to Technology, Cybersecurity and Data Privacy

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we and our third-party service providers use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any breach, damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations due to the time and money needed to correct the issue. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. The Company has emplaced controls to defeat threats to its operating systems. Despite these safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures, such as cyber-attacks. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations. We have general liability and cyber-related insurance, however, there are limitations on coverage as well as dollar amount. Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require reimbursement of customer losses.

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

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or an incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.

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

Risks Related to Competition

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult, and costly to attract and retain qualified employees. As the labor market recovers from the effects of the COVID-19 pandemic, competition for such employees has increased, with resultant cost increases. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas. If we are not able to effectively compete in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.

Risks Related to Legal, Regulatory and Governmental Actions

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

The USA PATRIOT and Bank Secrecy Act require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches.  Several banking institutions have received large fines for non-compliance with these laws and regulations. While we have implemented policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

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

Risks Relating to Ownership of Our Common Stock

Our ability to pay dividends or to repurchase our common stock is subject to regulatory limitations and other limitations.

PCSB Financial is a separate legal entity from our subsidiary, PCSB Bank, and we do not have significant operations of our own. The availability of dividends from PCSB Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of PCSB Bank and other factors, that PCSB Bank’s regulators could assert that payment of dividends or other payments may result in an unsafe or unsound practice. If the Bank is unable to pay dividends to us or we are required to contribute capital to PCSB Bank, we may not be able to pay dividends on or repurchase our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2021, we conducted business through our executive offices/headquarters in Yorktown Heights and our 15 banking offices located in Brewster (main banking office), Eastchester, Fishkill, Greenburgh, Jefferson Valley, Kent, Mahopac, Mount Kisco, Mount Vernon, New City, Pawling (2 branch offices), East White Plains, Somers, and Yorktown Heights, all of which are located in New York.  We own 4 and lease 11 of our banking offices.  At June 30, 2021, the net book value of our land, buildings, lease assets, furniture, fixtures and equipment was $21.1 million. The Company’s and Bank’s executive offices/headquarters are located in a leased facility at 2651 Strang Blvd., Suite 100, Yorktown Heights, New York.

Item 3. Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares of common stock are traded on the NASDAQ Capital Market under the symbol “PCSB”. The approximate number of shareholders of record of the Company’s common stock as of June 30, 2021 was 1,265.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is presented for the PCSB Financial Corporation 2018 Equity Incentive Plan as of June 30, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,308,963	$19.00	692,685
Equity compensation plans not approved by shareholders	n/a	n/a	n/a
Total	1,308,963	$19.00	692,685

Issuer Purchases of Equity Securities

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

The following table sets forth certain information with respect to stock repurchases during the quarter ended June 30, 2021.

Period	Total Shares of Common Stock Repurchased	Average Price Paid Per Common Share	Total Cost
	(Dollars in thousands, except per share data)
April 1, 2021 through April 30, 2021	-	$-	$-
May 1, 2021 through May 31, 2021	103,518	18.29	1,894
June 1, 2021 through June 30, 2021	92,053	18.33	1,687
Total	195,571	18.31	$3,581

Subsequent to June 30, 2021, and through September 7, 2021, the Company repurchased 141,970 shares of common stock, at an average cost of $18.32 per share.

Item 6. Selected Financial Data

The summary information presented below at or for each of the fiscal years presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At June 30,
	2021	2020	2019	2018	2017
	(in thousands)
Selected Financial Condition Data:
Total Assets	$1,874,935	$1,791,929	$1,637,579	$1,480,187	$1,426,458
Cash and cash equivalents	159,305	136,302	60,029	62,145	60,486
Securities held to maturity	337,584	275,772	345,545	353,183	383,551
Securities available for sale	57,387	37,426	72,228	105,504	111,889
Loans receivable, net	1,229,451	1,260,947	1,093,121	902,336	809,648
Goodwill and other intangible assets	6,257	6,335	6,429	6,539	6,665
Total Liabilities	1,600,375	1,518,216	1,356,272	1,192,628	1,146,612
Deposits	1,491,682	1,373,255	1,225,821	1,157,457	1,088,461
FHLB advances	65,957	106,089	111,216	18,841	42,598
Total shareholders' equity	$274,560	$273,713	$281,307	$287,559	$279,846

	For the Year Ended June 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$57,264	$61,910	$53,447	$47,960	$40,958
Interest expense	9,922	15,231	10,743	6,323	5,293
Net interest income	47,342	46,679	42,704	41,637	35,665
(Benefit) provision for loan losses	(673)	3,064	808	414	823
Net interest income after provision	48,015	43,615	41,896	41,223	34,842
Non-interest income (1)	2,497	3,069	3,102	2,519	4,084
Non-interest expense (2)	34,754	34,634	33,994	32,116	34,431
Income before income tax expense	15,758	12,050	11,004	11,626	4,495
Income tax expense (3)	3,334	2,691	2,686	5,022	1,266
Net income	$12,424	$9,359	$8,318	$6,604	$3,229

Earnings per share:
Basic	$0.84	$0.60	$0.50	$0.39	N/A
Diluted	$0.84	$0.60	$0.50	$0.39	N/A

(1) Non-interest income for the year ended June 30, 2017 includes a $1.6 million settlement on an acquired loan.

(2)    Non-interest expense for the year ended June 30, 2017 includes a $5.0 million contribution expense related to the Company’s contribution and establishment of the PCSB Community Foundation, as well as a $919,000 curtailment gain on the Bank’s defined benefit pension plan.

(3)    In connection with the passage of the Tax Cuts and Jobs Act, the Company recorded a $1.6 million charge to income tax expense for the year ended June 30, 2018, primarily reflecting a write-down of our deferred tax asset resulting from a decrease in the federal corporate income tax rate from 34% to 21%.

	At or For the Year Ended June 30,
	2021	2020	2019	2018	2017
Selected Financial Ratios:
Return on average assets (1)	0.68%	0.56%	0.55%	0.46%	0.25%
Return on average equity (2)	4.55	3.36	2.92	2.33	2.14
Noninterest income to average assets	0.14	0.18	0.21	0.18	0.31
Noninterest expense to average assets	1.91	2.06	2.26	2.24	2.64
Interest rate spread	2.55	2.61	2.70	2.86	2.79
Net interest margin (3)(4)	2.73	2.89	2.95	3.03	2.88
Efficiency ratio (4)	69.73	69.62	74.21	72.73	86.62
Dividend payout ratio (5)	21.93	27.47	26.24	7.63	n/a
Average interest-earning assets to average interest-bearing liabilities	131.35	130.68	134.34	135.94	122.32
Loans to deposits	82.42	91.82	89.17	77.96	74.38
Equity to assets (6)	15.05	16.54	19.00	19.80	11.59

Book value per common share	$17.41	$16.20	$15.80	15.83	15.41
Tangible book value per common share (4)	$17.01	$15.82	$15.44	15.47	15.04

Capital Ratios (PCSB Bank only):
Tier 1 capital (to adjusted total assets)	12.48%	12.51%	13.81%	13.61%	13.70%
Tier 1 capital (to risk-weighted assets)	17.93	16.98	17.96	21.11	21.70
Total capital (to risk-weighted assets)	17.93	16.98	17.96	21.11	21.70
Common equity Tier 1 capital (to risk-weighted assets)	18.53	17.65	18.45	21.62	22.30

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans receivable (7)	0.66	0.71	0.52	0.54	0.63
Allowance for loan losses as a percent of non-performing loans	136.73	481.28	207.70	81.71	42.66
Net charge-offs (recoveries) to average outstanding loans during the period	0.00	0.01	0.01	0.08	(0.04)
Non-performing loans as a percent of total loans receivable (7)	0.48	0.15	0.25	0.66	1.48
Non-performing assets as a percent of total assets	0.31	0.10	0.24	0.44	0.92

Other Data:
Number of offices	15	15	15	15	15
Number of full-time equivalent employees	162	169	172	170	171

(1) Represents net income divided by average total assets.
(2) Represents net income divided by average equity.
(3) Represents tax-equivalent net interest income as a percent of average interest-earning assets.
(4) See “Non-GAAP Financial Measures” for a reconciliation of this measure.
(5) Dividends declared per share divided by net income per share.
(6) Represents average equity divided by average total assets.
(7) Total loans receivable excludes PPP loans.

Non-GAAP Financial Measures and Their Reconciliation with GAAP Financial Measures

Using non-GAAP financial measures can help investors in providing a more meaningful picture of the Company’s performance and value. It can also provide additional insight into Company’s business beyond that found in the Financial Statements.

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

	For the Year Ended June 30,
	2021	2020	2019	2018	2017
	(Amounts in thousands, except share and per share data)
Computation of Tangible Book Value per Common Share
Total shareholders' equity	$274,560	$273,713	$281,307	$287,559	$279,846
Adjustments:
Preferred stock	-	-	-	-	-
Common shareholders' equity (GAAP)	274,560	273,713	281,307	287,559	279,846
Adjustments:
Goodwill	(6,106)	(6,106)	(6,106)	(6,106)	(6,106)
Other intangible assets	(151)	(229)	(323)	(433)	(559)
Tangible common shareholders' equity (Non-GAAP)	$268,303	$267,378	$274,878	$281,020	$273,181

Common shares outstanding	15,770,645	16,898,137	17,804,039	18,165,110	18,165,110

Book value per share (GAAP)	$17.41	$16.20	$15.80	$15.83	$15.41
Adjustments:
Effects of intangible assets	(0.40)	(0.38)	(0.36)	(0.36)	(0.37)

Tangible book value per common share (Non-GAAP)	$17.01	$15.82	$15.44	$15.47	$15.04

Tax equivalent net interest income is a non-GAAP measure and equals net interest income plus income tax benefits arising from income earned on loans and securities exempt from federal, state, and/or local taxes. We believe this disclosure may be meaningful to those investors who seek to evaluate our net interest income.

	For the Year Ended June 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Computation of Tax Equivalent Net Interest Income
Total interest income	$57,264	$61,910	$53,447	$47,960	$40,958
Total interest expense	9,922	15,231	10,743	6,323	5,293
Net interest income (GAAP)	47,342	46,679	42,704	41,637	35,665
Tax equivalent adjustment	198	56	-	-	-
Net interest income - tax equivalent (Non-GAAP)	$47,540	$46,735	$42,704	$41,637	$35,665

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This section is intended to help investors understand the consolidated financial performance of PCSB Financial through a discussion of the factors affecting our financial condition at June 30, 2021 and 2020 and our results of operations for the years ended June 30, 2021 and 2020. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this annual report.

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

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans, stock-based compensation and other employee benefits.

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

Loan Portfolio

General. Loans are our primary interest-earning asset. At June 30, 2021, net loans represented 65.6% of our total assets. The following tables set forth certain information about our loan portfolio.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential	$224,305	18.13%	$255,382	20.14%	$265,167	24.17%	$250,578	27.67%	$217,778	26.77%
Commercial	826,624	66.79	807,106	63.65	651,396	59.38	495,265	54.70	437,651	53.80
Construction	10,151	0.82	11,053	0.87	13,231	1.21	17,352	1.92	22,404	2.75
Total	1,061,080	85.74	1,073,541	84.66	929,794	84.76	763,195	84.29	677,833	83.32
Commercial loans	150,658	12.17	164,257	12.95	133,614	12.18	104,135	11.50	93,631	11.50
Home equity lines of credit	25,439	2.06	29,838	2.35	33,204	3.03	37,395	4.13	41,927	5.15
Consumer and overdrafts	345	0.03	481	0.04	365	0.03	745	0.08	233	0.03
Total loans receivable	1,237,522	100.00%	1,268,117	100.00%	1,096,977	100.00%	905,470	100.00%	813,624	100.00%
Plus: net deferred loans origination (fees) costs	(190)		1,469		1,808		1,770		1,174
Less: allowance for loan losses	(7,881)		(8,639)		(5,664)		(4,904)		(5,150)
Loans receivable, net	$1,229,451		$1,260,947		$1,093,121		$902,336		$809,648

Loan Maturity. The following table sets forth certain information at June 30, 2021 regarding the dollar amount of loan maturities for the periods indicated. The table does not include scheduled amortization or any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below.

	Residential Mortgage Loans	Commercial Mortgage Loans	Construction Loans	Commercial Loans	Home equity Lines of Credit	Consumer and Overdrafts	Total Loans
	(in thousands)
Amounts due in:
One year or less	$57	$10,278	$10,151	$40,256	$-	$135	$60,877
More than one year through two years	298	8,371	-	25,142	-	121	33,932
More than two years through three years	464	18,656	-	7,426	4	71	26,621
More than three years through five years	1,292	107,937	-	44,263	9	18	153,519
More than five years through ten years	18,127	291,151	-	28,123	802	-	338,203
More than ten years through fifteen years	28,050	276,771	-	3,786	5,893	-	314,500
More than fifteen years	176,017	113,460	-	1,662	18,731	-	309,870
Total	$224,305	$826,624	$10,151	$150,658	$25,439	$345	$1,237,522

The following table sets forth the dollar amount of all loans at June 30, 2021 that are due after June 30, 2022 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed Rates	%	Floating or Adjustable Rates	%	Total
	(Dollars in thousands)
Residential mortgage loans	$192,642	85.91%	$31,606	14.09%	$224,248
Commercial mortgage loans	198,770	24.35	617,576	75.65	816,346
Commercial loans	87,222	79.00	23,180	21.00	110,402
Home equity lines of credit	82	0.32	25,357	99.68	25,439
Consumer and overdrafts	210	100.00	-	-	210
Total	$478,926	40.70%	$697,719	59.30%	$1,176,645

Loan Originations, Purchases and Sales. Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, referrals from customers, and other professionals. We generally originate loans for our portfolio rather than for sale in the secondary market.

We occasionally purchase whole loans and loan participation interests from other financial institutions, which consist of interests in commercial mortgage loans, multi-family mortgage loans and residential mortgage loans, primarily in our market area. At June 30, 2021, we had $174.7 million in purchased whole loan and participation interests.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30, 2021				At June 30, 2020
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Carrying Amount	Number of Loans	Carrying Amount	Number of Loans	Carrying Amount	Number of Loans	Carrying Amount
	(Dollars in thousands)
Residential mortgage loans	2	$324	4	$948	3	$505	4	$806
Commercial mortgage loans	2	453	1	411	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Commercial loans	3	145	-	-	1	76	-	-
Home equity lines of credit	1	19	3	381	1	44	3	338
Consumer and overdrafts	-	-	-	-	-	-	-	-
Total	8	$941	8	$1,740	5	$625	7	$1,144

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

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At June 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans	$1,391	$1,457	$1,331	$1,911	$4,357
Commercial mortgage loans	3,582	-	568	794	497
Construction loans	-	-	-	2,260	3,661
Commercial loans	-	-	150	788	2,959
Home equity lines of credit	381	338	677	349	598
Total	5,354	1,795	2,726	6,102	12,072
Accruing loans past due 90 days or more:
Commercial mortgage loans	411	-	-	-	-
Consumer and overdrafts	-	-	1	-	-
Total	411	-	1	-	-
Total non-performing loans	5,765	1,795	2,727	6,102	12,072
Foreclosed real estate	-	-	1,158	460	977
Total non-performing assets	$5,765	$1,795	$3,885	$6,562	$13,049

Total non-performing loans to total loans	0.47%	0.14%	0.25%	0.67%	1.48%
Total non-performing assets to total assets	0.31%	0.10%	0.24%	0.44%	0.91%

Interest income that would have been recorded for the year ended June 30, 2021 had non-accruing loans been current according to their original terms, amounted to $218,000.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These loans include non-impaired classified loans or pass-rated loans currently on a COVID-19 related loan payment deferral. At June 30, 2021, other potential problem loans totaled $30.8 million.

Classified Assets. The following table sets forth information regarding our classified assets, as defined under applicable regulatory standards, at the dates indicated.

	At June 30,
	2021	2020
	(in thousands)
Special mention	$6,301	$4,562
Substandard (1)	21,602	7,338
Doubtful	-	-
Loss	-	-
Total	$27,903	$11,900

(1) The increase in substandard assets is primarily due to the downgrade of certain loans associated with the extension of COVID-19-related payment deferrals.

COVID-19 Related Loan Payment Deferrals. The COVID-19 pandemic has created extensive disruptions to the local economy and our customers. In accordance with emergency regulations promulgated by New York State Department of Financial Services, financial institutions are required to provide payment accommodations, which may include payment deferrals, to any consumer or small business who can demonstrate financial hardship caused by COVID-19. Throughout the pandemic and as of June 30, 2021, the Company has granted loan payment deferrals for 113 residential mortgage loans and home equity lines of credit totaling $32.0 million, as well as deferrals for 217 commercial mortgage, commercial loan and construction loans totaling $188.1 million. The table below summarizes the deferrals granted to-date and their status as of June 30, 2021 (dollar amounts in thousands):

			Remain on deferral as of 6/30/21			Scheduled to resume payments on or before 6/30/2021
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	% of Total Amount Granted Deferral	Number of loans	Recorded Investment	% of Total Amount Granted Deferral	% of Loans 30 Days or More Past Due
Consumer	113	$32,042	7	$3,147	9.8%	106	$28,895	90.2%	0.8%
Commercial	217	188,141	12	24,160	12.8	205	163,981	87.2	0.8
Total	330	$220,183	19	$27,307	12.4%	311	$192,876	87.6%	0.3%

The table below provides additional information for loans on deferral as of June 30, 2021 (dollar amounts in thousands):

Industry Sector:	Number of loans	Recorded Investment (2) (3)	% secured by real estate collateral	Loan-to-Value % (4)	Weighted average term of remaining deferral (in months)
Consumer (1)	7	$3,147	100.0%	57.5%	0.3
Commercial:
Retail (3)	3	11,591	100.0	48.7	4.8
Hotels and accommodation services	2	7,648	100.0	55.6	0.6
Food service	2	3,018	100.0	59.8	6.1
All other commercial	5	1,903	89.2	70.0	2.2
Total commercial	12	24,160	99.2	57.8	3.9
Total	19	$27,307	99.2%	57.7%	3.5

(1) Includes first and second lien residential mortgages of $2.9 million and $294,000, respectively.
(2) Includes loans classified as special mention and substandard of $3.2 million and $14.2 million, respectively.
(3) Includes $3.6 million of nonaccrual loans. All loans are considered current.
(4) Generally based on collateral values upon origination.

The table below provides additional detail regarding the type of deferral granted for those loans on deferral as of June 30, 2021 (dollar amounts in thousands):

	Consumer	Commercial	Total
Principal only	$-	$16,047	$16,047
Interest only	294	1,513	1,807
Principal and interest	2,853	6,600	9,453
Total	$3,147	$24,160	$27,307

Of those loans still on deferral as of June 30, 2021, $12.5 million are scheduled to resume payments prior to September 30, 2021, with the remainder scheduled to resume payments prior to January 31, 2022. As our borrowers’ financial condition and individual circumstances are assessed in the future, additional payment deferrals may be granted.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$8,639	$5,664	$4,904	$5,150	$4,042
(Benefit) provision for loan losses	(673)	3,064	808	414	823
Charge-offs:
Residential mortgage loans	-	31	-	136	275
Commercial mortgage loans	-	-	129	-	-
Construction loans	-	-	-	997	108
Commercial loans	258	181	-	54	743
Home equity lines of credit	-	-	-	60	-
Consumer and overdrafts	27	51	34	23	3
Total charge-offs	$285	$263	$163	$1,270	$1,129
Recoveries:
Residential mortgage loans	17	9	10	1	70
Commercial mortgage loans	-	125	-	370	19
Construction loans	-	-	96	-	-
Commercial loans	172	20	2	220	1,321
Home equity lines of credit	8	12	-	19	-
Consumer and overdrafts	3	8	7	-	4
Total recoveries	200	174	115	610	1,414
Net charge-offs (recoveries)	85	89	48	660	(285)
Allowance for loan losses at end of period	$7,881	$8,639	$5,664	$4,904	$5,150
Allowance for loan losses to non-performing loans at end of period	136.73%	481.28%	207.70%	80.37%	42.66%
Allowance for loan losses to total loans outstanding at end of period	0.64%	0.69%	0.52%	0.54%	0.63%
Net charge-offs (recoveries) to average loans outstanding during period	0.00%	0.01%	0.01%	0.08%	(0.04)%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2021			2020
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$337	4.28%	18.13%	$373	4.32%	20.14%
Commercial mortgage loans	6,435	81.65	66.79	6,913	80.02	63.65
Construction loans	102	1.29	0.82	165	1.91	0.87
Commercial loans	948	12.03	12.17	1,124	13.01	12.95
Home equity lines of credit	54	0.69	2.06	60	0.69	2.35
Consumer and overdrafts	5	0.06	0.03	4	0.05	0.04
Total	$7,881	100.00%	100.00%	$8,639	100.00%	100.00%

	At June 30,
	2019			2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$446	7.87%	24.17%	$459	9.36%	27.67%	$386	7.50%	26.77%
Commercial mortgage loans	3,853	68.03	59.38	3,073	62.66	54.70	2,589	50.26	53.80
Construction loans	159	2.81	1.21	505	10.30	1.92	1,150	22.33	2.75
Commercial loans	1,130	19.95	12.18	780	15.91	11.50	949	18.43	11.50
Home equity lines of credit	65	1.15	3.03	80	1.63	4.13	76	1.48	5.15
Consumer and overdrafts	11	0.19	0.03	7	0.14	0.08	-	-	0.03
Total	$5,664	100.00%	100.00%	$4,904	100.00%	100.00%	$5,150	100.00%	100.00%

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

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our held to maturity and available for sale securities portfolios at the dates indicated.

	At June 30,
	2021		2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Securities held to maturity:
U.S. Government and agency obligations	$33,994	$34,112	$42,001	$42,450	$96,545	$96,491
Corporate	43,605	44,879	43,634	42,317	30,033	29,694
State and municipal	57,625	57,817	9,156	9,295	4,000	4,059
Mortgage-backed securities – residential	96,181	98,787	117,160	121,434	133,602	134,048
Mortgage-backed securities – collateralized mortgage obligations	33,300	33,348	45,047	46,503	52,940	53,104
Mortgage-backed securities – commercial	72,879	73,194	18,774	19,498	28,425	28,847
Total	$337,584	$342,137	$275,772	$281,497	$345,545	$346,243
Securities available for sale:
U.S. Government and agency obligations	$21,931	$21,816	$11,002	$11,049	$37,027	$36,911
Corporate	8,013	8,189	5,038	5,120	8,349	8,360
State and municipal	7,041	7,115	-	-	-	-
Mortgage-backed securities – residential	17,738	17,654	20,844	21,257	27,115	26,957
Mortgage-backed securities – commercial	2,490	2,613	-	-	-	-
Total	$57,213	$57,387	$36,884	$37,426	$72,491	$72,228

At June 30, 2021, we had no investments in a single issuer, other than securities issued by the U.S. government and government agencies, which had an aggregate book value in excess of 10% of our shareholders’ equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2021. The table does not include any estimate of principal payments or prepayments that significantly shorten the average life of mortgage-backed securities. Certain mortgage-backed securities, corporate and other debt securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the following table. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity. At June 30, 2021, we did not have any investments in any private-label collateralized mortgage obligations.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government and agency obligations	$1,999	2.91%	$26,995	1.15%	$5,000	1.10%	$-	-%	$33,994	$34,112	1.25%
Corporate	-	-	10,000	1.53	33,605	4.10	-	-	43,605	44,879	3.51
State and municipal	36	0.50	665	0.76	90	1.18	56,834	2.07	57,625	57,817	2.05
Mortgage-backed securities – residential	24	2.25	926	1.54	17,548	2.12	77,683	2.20	96,181	98,787	2.18
Mortgage-backed securities – collateralized mortgage obligations	-	-	-	-	4,675	1.75	28,625	1.57	33,300	33,348	1.59
Mortgage-backed securities – commercial	4,818	2.45	7,523	2.88	10,959	1.80	49,579	1.84	72,879	73,194	1.98
Total	$6,877	2.57%	$46,109	1.52%	$71,877	2.90%	$212,721	2.00%	$337,584	$342,137	2.14%
Securities available for sale:
U.S. Government and agency obligations	$1,000	1.35%	$13,000	1.06%	$7,931	1.06%	$-	-%	$21,931	$21,816	1.08%
Corporate	3,013	2.23	2,000	1.27	3,000	4.38	-	-	8,013	8,189	2.80
State and municipal	-	-	-	-	-		7,041	2.16	7,041	7,115	2.16
Mortgage-backed securities – residential	-	-	-	-	-	-	17,738	1.27	17,738	17,654	1.27
Mortgage-backed securities – commercial		-	2,490	2.22	-		-	-	2,490	2,613	2.22
Total	$4,013	2.01%	$17,490	1.25%	$10,931	1.97%	$24,779	1.52%	$57,213	$57,387	1.56%

Other-than-temporary Impairment. Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended June 30, 2021 or 2020.

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

	At June 30,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non interest-bearing demand accounts	$219,072	14.69%	$191,898	13.97%
NOW Accounts	177,223	11.88	151,797	11.05
Money market accounts	332,843	22.31	239,942	17.47
Savings accounts	387,529	25.99	343,352	25.01
Time deposits
Less than $100,000	156,946	10.52	176,732	12.87
Greater than or equal to $100,000	218,069	14.62	269,534	19.63
Total	$1,491,682	100.00%	$1,373,255	100.00%

      At June 30, 2021 and 2020, we had municipal deposits of $74.4 million and $44.1 million, respectively. Additionally, as of June 30, 2021 and 2020, deposits included $30.0 million and $67.5 million, respectively, of brokered time deposits with remaining maturities of between 12 and 32 months.

The following table indicates the amount of jumbo time deposits by time remaining until maturity at June 30, 2021.  Jumbo time deposits require minimum deposits of $100,000.

Maturity Period	Dollar Amount
(in thousands)
Three months or less	$39,920
Over three through six months	39,958
Over six through twelve months	46,175
Over twelve months	92,016
Total	$218,069

The following table sets forth time deposit accounts classified by rate and maturity at June 30, 2021.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$178,840	$22,277	$2,839	$16,042	$219,998	58.67%
1.01 - 2.00%	37,412	22,597	21,830	6,128	87,967	23.46
2.01 - 3.00%	10,606	7,332	47,036	1,865	66,839	17.81
3.01 - 4.00%	-	105	106	-	211	0.06
Total	$226,858	$52,311	$71,811	$24,035	$375,015	100.00%

Borrowings

We primarily utilize advances from the FHLBNY to supplement our supply of investable funds. At June 30, 2021 we had the ability to borrow up to $264.3 million from the FHLBNY, of which $66.0 million was outstanding as of June 30, 2021. Additionally, as of June 30, 2021, we had an available line of credit with the FRBNY’s discount window program of $96.4 million as well as $25.0 million of fed funds lines of credit, neither of which had outstanding balances as of June 30, 2021. The following table sets forth information concerning our FHLBNY borrowings at the dates and for the periods indicated.

	Year Ended June 30,
	2021	2020
	(Dollars in thousands)
Maximum balance outstanding at any month-end during period:	$106,078	$156,206
Average balance outstanding during period:	102,919	111,008
Weighted average interest rate during period:	1.97%	2.21%
Balance outstanding at end of period:	$65,957	$106,089
Weighted average interest rate at end of period:	2.03%	1.95%

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

	Year ended June 30,
	2021			2020
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
	(Dollars in thousands)
Assets:
Loans receivable (1)	$1,245,818	$49,470	3.97%	$1,198,449	$52,107	4.35%
Investment securities (1)	327,879	7,340	2.29	346,569	8,870	2.57
Other interest-earning assets	169,855	454	0.27	69,371	933	1.34
Total interest-earning assets	1,743,552	57,264	3.30	1,614,389	61,910	3.84
Non-interest-earning assets	72,522			69,268
Total assets	$1,816,074			$1,683,657

Liabilities and equity:
NOW accounts	$160,652	296	0.18	$127,091	270	0.21
Money market accounts	273,007	819	0.30	177,052	1,647	0.93
Savings accounts and mortgage escrow funds	369,681	611	0.17	350,897	866	0.25
Time deposits	421,168	6,165	1.46	469,336	9,992	2.13
Total interest-bearing deposits	1,224,508	7,891	0.64	1,124,376	12,775	1.14
FHLB advances	102,919	2,031	1.97	111,008	2,456	2.21
Total interest-bearing liabilities	1,327,427	9,922	0.75	1,235,384	15,231	1.23
Non-interest-bearing deposits	189,667			148,262
Other non-interest-bearing liabilities	25,707			21,563
Total liabilities	1,542,801			1,405,209
Total shareholders' equity	273,273			278,448
Total liabilities and shareholders' equity	$1,816,074			$1,683,657

Net interest income		$47,342			$46,679
Interest rate spread -tax equivalent (2)			2.55			2.61
Net interest margin - tax equivalent (3)			2.73			2.89
Average interest-earning assets to interest-bearing liabilities	131.35%			130.68%

(1) Tax exempt yield is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21% for all periods presented. See reconciliation of non-GAAP measures at the end of this release.

(2) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3) Net interest margin represents tax equivalent net interest income divided by average interest-earning assets. See reconciliation of non-GAAP measures at the end of this release.

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

	Year ended June 30, 2021 Compared to 2020
	Increase (Decrease) Due to
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable - tax equivalent	$(4,202)	$1,565	$(2,637)
Investment securities - tax equivalent	(1,562)	32	(1,530)
Other interest-earning assets	(1,132)	653	(479)
Total interest-earning assets	(6,896)	2,250	(4,646)

Interest expense:
NOW accounts	(38)	64	26
Money market accounts	(1,452)	624	(828)
Savings and escrow accounts	(279)	24	(255)
Time deposits	(2,882)	(945)	(3,827)
FHLB advances	(254)	(171)	(425)
Total interest-bearing liabilities	(4,905)	(404)	(5,309)

(Decrease) increase in net interest income	$(1,991)	$2,654	$663

Comparison of Financial Condition at June 30, 2021 and June 30, 2020

Total Assets. Total assets increased $83.0 million, or 4.6%, to $1.87 billion at June 30, 2021 from $1.79 billion at June 30, 2020. The increase is primarily the result of increases of $81.8 million in total investment securities, $23.0 million in cash and cash equivalents and $10.5 million in bank-owned life insurance, partially offset by a $31.5 million decrease in net loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents increased $23.0 million, or 16.9%, to $159.3 million at June 30, 2021 from $136.3 million at June 30, 2020. The increase is primarily due to a $118.4 increase in deposits and a $31.5 million decrease in net loans receivable, partially offset by an $81.8 million increase in investment securities and a $40.1 million decrease in FHLB advances.

Securities Held to Maturity. Total securities held to maturity increased $61.8 million, or 22.4%, to $337.6 million at June 30, 2021 from $275.8 million at June 30, 2020. This increase was primarily due to increases of $48.4 million in municipal securities and $21.4 million in mortgage-backed securities, partially offset by an $8.0 million decrease in U.S. government and agency obligations.

Securities Available for Sale. Total securities available for sale increased $20.0 million, or 53.3%, to $57.4 million at June 30, 2021 from $37.4 million at June 30, 2020. This increase was primarily due to increases of $10.9 million in U.S. government and agency obligations, $7.0 million in municipal securities and $3.0 million in corporate bonds, partially offset by a decrease of $616,000 in mortgage-backed securities and a $368,000 decrease in net unrealized gains.

Net Loans Receivable. Net loans receivable decreased $31.5 million, or 2.5%, to $1.23 billion at June 30, 2021 from $1.26 billion at June 30, 2020. The decrease in loans receivable was the result of decreases of $31.1 million in residential mortgages, $13.6 million in commercial loans, $4.4 million in home equity lines of credit and

$1.9 million in all other loans, partially offset by an increase of $19.5 million in commercial mortgage loans. The decrease in commercial loans includes a decrease of $12.6 million in PPP loans, driven by $23.8 million in PPP loan originations being more than offset by paydowns and forgiveness of $36.4 million.

Deposits. Total deposits increased $118.4 million, or 8.6%, to $1.49 billion at June 30, 2021 as compared to $1.37 billion at June 30, 2020. This increase primarily reflects increases of $92.9 million in money market accounts, $44.2 million in savings, $27.2 million in demand deposits and $25.4 million in NOW accounts, partially offset by a $71.3 million decrease in time deposits, which includes a decrease of $37.5 million in brokered time deposits. The Company continued to experience significant deposit inflows, likely the result of numerous economic trends associated with COVID-19, including reduced consumer and commercial spending, and various forms of government stimulus.

Federal Home Loan Bank Advances. FHLB advances decreased $40.1 million, or 37.8%, to $66.0 million at June 30, 2021 as compared to $106.1 million at June 30, 2020. This decrease is due to maturities and principal paydowns of $40.1 million.

Total Shareholder’s Equity. Total shareholders’ equity increased $847,000, or 0.3%, to $274.6 million at June 30, 2021 from $273.7 million at June 30, 2020.  This increase was primarily due to net income of $12.4 million, $4.8 million of stock-based compensation and reduction in unearned ESOP shares for plan shares earned during the year and $3.3 million of other comprehensive income, partially offset by the repurchase of $16.9 million (1,121,774 shares) of common stock and $2.7 million of cash dividends declared and paid. A repurchase program authorized on August 20, 2020 by the Board of Directors to repurchase up to 844,907 shares was completed in January 2021 at an average cost of $14.24 per share. On February 3, 2021, a repurchase plan was authorized to repurchase up to 801,856 shares, or 5% of the Company’s outstanding common stock. As of June 30, 2021, the company repurchased 195,571 shares of common stock at an average cost of $18.31 per share. At June 30, 2021, the Company’s book value per share (GAAP) and tangible book value per share (Non-GAAP) were $17.41 and $17.01, respectively, compared to $16.20 and $15.82, respectively, at June 30, 2020. At June 30, 2021, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Comparison of Operating Results for the Year Ended June 30, 2021 and June 30, 2020

General. Net income increased $3.0 million, or 32.7%, to $12.4 million for the year ended June 30, 2021 compared to $9.4 million for the year ended June 30, 2020. The increase was primarily due to a $3.7 million decrease in provision for loan losses and a $663,000 increase in net interest income, partially offset by a $643,000 increase in income tax expense, a $572,000 decrease in non-interest income and a $120,000 increase in non-interest expense.

Net Interest Income. Net interest income increased $663,000, or 1.4%, to $47.3 million for the year ended June 30, 2021 compared to $46.7 million for the year ended June 30, 2020. The increase primarily reflects a $129.2 million, or 8.0%, increase in average interest-earning assets, partially offset by a 16 basis point decrease in net interest margin to 2.73% for the year ended June 30, 2021 compared to 2.89% for the year ended June 30, 2020. The increase in average interest-earning assets reflects a $100.5 million increase in average other interest-earning assets and a $47.4 million increase in average of loans receivable, partially offset by an $18.7 million decrease in average investment securities. Despite continued asset growth and a decrease in funding costs, margin compression has resulted from significant decreases in market interest rates and a less profitable asset mix due to an increase in cash and cash equivalents.

Interest and Dividend Income. Interest and dividend income decreased $4.6 million, or 7.5%, to $57.3 million for the year ended June 30, 2021 compared to $61.9 million for the year ended June 30, 2020. The decrease primarily reflects a 54 basis point decrease in the yield on total interest-earning assets, partially offset by a $129.2 million increase in total average interest-earning assets.

Interest income on loans receivable decreased $2.6 million, or 5.1%, primarily due to a 38 basis point decrease in the average tax equivalent yield on loans receivable to 3.97% for the year ended June 30, 2021 from 4.35% for the same period last year, partially offset by a $47.4 million increase in the average balance of loans receivable to $1.25 billion for the year ended June 30, 2021 from $1.20 billion for the same period last year. Decreases in market interest rates driven most significantly by the Fed Funds rate cuts in March 2020, as well as the origination of lower yielding PPP loans, have resulted in a decreased yield.

Interest income on investment securities decreased $1.5 million, or 17.2%, primarily due to a 28 basis point decrease in the average yield on investment securities on a tax equivalent basis to 2.29% for the year ended June 30, 2021 from 2.57% for the same period last year, and an $18.7 million decrease in the average balance of investment securities to $327.9 million for the year ended June 30, 2021 from $346.6 million for the same period last year. The decrease in yield is a result of lower market interest rates. The decrease in the average balance of investment securities is the result of the Company utilizing securities portfolio cash flows to fund loan growth.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $479,000, or 51.3%, primarily due to a 107 basis point decrease in the average yield on other interest-earning assets to 0.27% for the year ended June 30, 2021, from 1.34% for the same period last year, partially offset by a $100.5 million increase in the average balance of other interest-earning assets to $169.9 million for the year ended June 30, 2021 compared to $69.4 million for the year ended June 30, 2020. The decrease in yield on other interest-earning assets was primarily due to is a decrease in market interest rates, specifically Fed Funds.

Interest Expense. Interest expense decreased $5.3 million, or 34.9%, to $9.9 million for the year ended June 30, 2021 compared to $15.2 million for the year ended June 30, 2020. The decrease primarily reflects a 48 basis point decrease in the average cost of interest-bearing liabilities to 0.75% for the year ended June 30, 2021 from 1.23% for the year ended June 30, 2020, partially offset by a $92.0 million increase in the average balance of interest-bearing liabilities to $1.33 billion for the year ended June 30, 2021 from $1.24 billion for the same period last year.

Interest expense on interest-bearing deposits decreased $4.9 million, or 38.2%, primarily due to a 50 basis point decrease in the average cost of interest-bearing deposits to 0.64% for the year ended June 30, 2021 from 1.14% for the same period last year, partially offset by a $100.1 million increase in the average balance to $1.22 billion for the year ended June 30, 2021 from $1.12 billion for the year ended June 30, 2020. The decrease in the average rate paid on interest-bearing deposits was primarily caused by a decrease in market interest rates affecting most significantly the average rates paid on time deposits and money market accounts, which decreased 67 and 63 basis points, respectively, when compared to last year. During the year ending June 30, 2022, the Company has $216.9 million of non-brokered time deposits maturing at a weighted average rate of 0.52% as well as $27.5 million of wholesale funding maturing, comprised of FHLB advances and brokered time deposits, with a weighted average cost of 2.43%.

Interest expense on FHLB advances decreased $425,000, primarily due to a 24 basis point decrease in the average cost to 1.97% for the year ended June 30, 2021 from 2.21% for the year ended June 30, 2020 and an $8.1 million decrease in the average balance to $102.9 million for the year ended June 30, 2021 from $111.0 million for the year ended June 30, 2020. The decrease in the cost of FHLB funds is due to the maturity of higher-costing advances.

Provision for Loan Losses. The benefit for loan losses was $673,000 for the year ended June 30, 2021, compared to a provision for loan losses of $3.1 million for the year ended June 30, 2020. Included in the current year was a benefit for loan losses associated with the release of qualitative reserves established in the prior year in response to the COVID-19 pandemic. As of June 30, 2021, substantially all of these qualitative reserves had been released. Loans classified as substandard or doubtful totaled $21.6 million, an increase of $14.3 million from June 30, 2020, driven primarily by the downgrade of certain exposures associated with COVID-19-related payment deferrals. Non-performing loans (excluding PPP loans) as a percent of total loans receivable was 0.48% as of June 30, 2021, an increase from 0.15% as of June 30, 2020. The increase in non-performing loans for the current year relates to one non-owner-occupied commercial mortgage loan with an outstanding principal balance of $3.6 million at June 30, 2021. The loan has been granted a principal and interest payment deferral through January 2022 and has a loan-to-value ratio of 53.9% based on the collateral value at origination. Charge-offs, net of recoveries, were $85,000 and $89,000 for the years ended June 30, 2021 and 2020, respectively.

Noninterest Income. Noninterest income decreased $572,000, or 18.6%, to $2.5 million for the year ended June 30, 2021 compared to same period last year. The decrease was caused primarily by decreases of $617,000 in swap income and $82,000 in other noninterest income, partially offset by increases of $75,000 in net gains on sale of securities, $31,000 in fees and service charges and $21,000 in bank-owned life insurance. The increase in fees and service charges compared to the prior year was the result of our waiver in the prior year of certain overdraft fees, ATM usage fees, wire and CD early withdrawal fees in response to COVID-19.

Noninterest Expense. Noninterest expense increased $120,000, or 0.3%, to $34.8 million for the year ended June 30, 2021 compared to $34.6 million for the year ended June 30, 2020. The increase was caused primarily by increases of $376,000 in FDIC insurance premiums, $190,000 in occupancy and equipment costs and $20,000 in all other non-interest expense, partially offset by decreases of $417,000 in salaries and benefits expense and $49,000 in professional fees.  The decrease in salaries and benefits was primarily due to a $238,000 decrease in ESOP expense driven by a lower average stock price in comparison to the same period last year and a $179,000 decrease in salaries and short-term incentives. The Bank applied small bank assessment credits of $314,000 which partially offset its FDIC assessment for the prior period. All available credits were applied as of June 30, 2020.

Income Tax Expense. Income tax expense increased $643,000, or 23.9%, for the year ended June 30, 2021 in comparison to the year ended June 30, 2020. The increase was caused by higher pre-tax income, partially offset by a lower effective tax rate. The effective income tax rate was 21.2% for the year ended June 30, 2021 as compared to 22.3% for the year ended June 30, 2020, with the decrease largely driven by an increase in tax-exempt interest income on municipal investments.

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

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at June 30, 2021 and 2020. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(dollars in thousands)
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
June 30, 2021:
200	$270,679	$(37,814)	(12.3)%	15.21%	(122)
100	291,715	(16,778)	(5.4)	15.95	(48)
-	308,493	-	-	16.43	-
(50)	324,999	16,506	5.4	17.06	63
(100)	346,539	38,046	12.3	17.94	151

June 30, 2020:
200	$285,720	$(20,631)	(6.7)%	16.42%	(40)
100	304,004	(2,347)	0.8	17.03	21
-	306,351	-	-	16.82	-
(50)	312,596	6,245	2.0	16.99	17
(100)	323,494	17,143	5.6	17.44	62

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2021, cash and cash equivalents totaled $159.3 million, an increase from $136.3 million as of June 30, 2020. Unpledged securities classified as available for sale, which provide an additional source of liquidity, totaled $28.9 million at June 30, 2021, an increase from $13.9 million as of June 30, 2020.

We had the ability to borrow up to $264.3 million from the FHLBNY, at June 30, 2021, of which $66.0 million was outstanding as of June 30, 2021. Additionally, as of June 30, 2021, we had an available line of credit with the FRBNY’s discount window program of $96.4 million and $25.0 million of fed funds lines of credit, neither of which had outstanding balances as of June 30, 2021.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the FHLBNY or the FRBNY.

We had $58.4 million of loan commitments outstanding as of June 30, 2021, and $134.8 million of approved, but unadvanced, funds to borrowers. We also had $3.2 million in outstanding letters of credit at June 30, 2021.

Time deposits due within one year of June 30, 2021 totaled $226.9 million, a decrease of $43.6 million from $270.5 million as of June 30, 2020. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at June 30, 2021. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity is needed for financing and investing activities. The following table sets forth our primary investing and financing activities for the periods presented.

	Year ended June 30,
	2021	2020
	(in thousands)
Investing activities:
Loan purchases	$-	$(44,065)
Loan principal repayments (disbursement), net	32,928	(127,125)
Proceeds from maturities and calls of securities held to maturity	105,684	126,237
Proceeds from maturities and calls of securities available for sale	17,496	33,017
Proceeds from sales of securities available for sale	3,339	4,245
Purchases of securities held to maturity	(158,420)	(55,183)
Purchases of securities available for sale	(41,307)	(1,954)
Financing activities:
Net increase in deposits	118,427	147,434
(Decrease) increase in FHLB advances	(30,132)	44,873
Repurchase of common stock	(16,608)	(17,789)

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. The Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Company is governed by applicable law and regulations. At June 30, 2021, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $26.6 million.

Capital Resources. PCSB Bank is subject to various regulatory capital requirements administered by the NYSDFS and the FDIC. At June 30, 2021, PCSB Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 15 of Notes to the Consolidated Financial Statements.

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

Shareholders and the Board of Directors of

PCSB Financial Corporation and Subsidiaries

Yorktown Heights, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PCSB Financial Corporation and Subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

September 10, 2021

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	June 30,
	2021	2020
ASSETS
Cash and due from banks	$152,070	$135,045
Federal funds sold	7,235	1,257
Total cash and cash equivalents	159,305	136,302
Investment securities:
Held to maturity debt securities, at amortized cost (fair value of $342,137 and $281,497, respectively)	337,584	275,772
Available for sale debt securities, at fair value	57,387	37,426
Total investment securities	394,971	313,198
Loans receivable, net of allowance for loan losses of $7,881 and $8,639, respectively	1,229,451	1,260,947
Accrued interest receivable	6,398	6,880
FHLB stock	4,507	6,308
Premises and equipment, net	21,099	20,853
Deferred tax asset, net	2,552	3,129
Bank-owned life insurance	35,568	25,019
Goodwill	6,106	6,106
Other intangible assets	151	229
Other assets	14,827	12,958
Total assets	$1,874,935	$1,791,929
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,272,610	$1,181,357
Non interest-bearing deposits	219,072	191,898
Total deposits	1,491,682	1,373,255
Mortgage escrow funds	10,536	10,123
Advances from FHLB	65,957	106,089
Other liabilities	32,200	28,749
Total liabilities	1,600,375	1,518,216
Commitments and contingencies (Notes 1 and 9)	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2021 and June 30, 2020)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,703,577 and 18,712,295 shares issued as of June 30, 2021 and June 30, 2020, respectively, 15,770,645 and 16,898,137 shares outstanding as of June 30, 2021 and June 30, 2020, respectively)	187	187
Additional paid in capital	189,926	186,200
Retained earnings	150,987	141,288
Unearned compensation - ESOP	(10,176)	(11,145)
Accumulated other comprehensive loss, net of income taxes	(3,099)	(6,403)
Treasury stock, at cost (2,932,932 and 1,814,158 shares as of June 30, 2021 and June 30, 2020, respectively)	(53,265)	(36,414)
Total shareholders' equity	274,560	273,713
Total liabilities and shareholders' equity	$1,874,935	$1,791,929

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	Year Ended June 30,
	2021	2020
Interest and dividend income
Loans receivable	$49,470	$52,107
Investment securities	7,340	8,870
Federal funds and other	454	933
Total interest and dividend income	57,264	61,910

Interest expense
Deposits and escrow interest	7,891	12,775
FHLB advances	2,031	2,456
Total interest expense	9,922	15,231
Net interest income	47,342	46,679
(Benefit) provision for loan losses	(673)	3,064
Net interest income after (benefit) provision for loan losses	48,015	43,615
Noninterest income
Fees and service charges	1,428	1,397
Bank-owned life insurance	549	528
Swap income	367	984
Gains on sales of securities, net	113	38
Other	40	122
Total noninterest income	2,497	3,069
Noninterest expense
Salaries and employee benefits	22,517	22,934
Occupancy and equipment	5,413	5,223
Communications and data processing	2,064	2,061
Professional fees	1,690	1,739
Postage, printing, stationary and supplies	589	584
FDIC assessment	463	87
Advertising	400	400
Amortization of intangible assets	78	94
Other operating expenses	1,540	1,512
Total noninterest expense	34,754	34,634
Net income before income tax expense	15,758	12,050
Income tax expense	3,334	2,691
Net income	$12,424	$9,359
Earnings per common share:
Basic	$0.84	$0.60
Diluted	$0.84	$0.60
Weighted average common shares outstanding:
Basic	14,846,786	15,648,627
Diluted	14,847,579	15,674,169

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(amounts in thousands)

	Year Ended June 30,
	2021	2020
Net Income	$12,424	$9,359

Other comprehensive income (loss):
Unrealized gains/losses on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	(316)	826
Reclassification adjustment for gains realized in net income	(52)	(21)
Net change in unrealized gains/losses	(368)	805
Tax effect	77	(168)
Net of tax	(291)	637

Defined benefit pension plan:
Net gain (loss) arising during the period	3,343	(3,428)
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	1,151	929
Net change in unrealized gains/losses	4,494	(2,499)
Tax effect	(944)	525
Net of tax	3,550	(1,974)

Supplemental retirement plans:
Net gain (loss) arising during the period	2	(13)
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	55	45
Net change in unrealized gains/losses	57	32
Tax effect	(12)	(8)
Net of tax	45	24

Total other comprehensive income (loss)	3,304	(1,313)

Comprehensive income	$15,728	$8,046

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(amounts in thousands, except share and per share data)

							Accumulated
			Additional		Unallocated		Other	Total
	Number of	Common	Paid-In	Retained	Common Stock	Treasury Stock,	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2019	17,804,039	$187	$182,129	$134,500	$(12,114)	$(18,305)	$(5,090)	$281,307
Net Income	-	-	-	9,359	-	-	-	9,359
Other comprehensive loss	-	-	-	-	-	-	(1,313)	(1,313)
Common stock dividends declared ($0.16 per share)	-	-	-	(2,571)	-	-	-	(2,571)
Repurchase of common stock	(890,021)	-	-	-	-	(17,789)	-	(17,789)
Shares withheld related to income tax withholding	(15,881)	-	-	-	-	(320)	-	(320)
Stock-based compensation	-	-	3,316	-	-	-	-	3,316
ESOP shares committed to be released (96,881 shares)	-	-	755	-	969	-	-	1,724
Balance at June 30, 2020	16,898,137	$187	$186,200	$141,288	$(11,145)	$(36,414)	$(6,403)	$273,713
Net Income	-	-	-	12,424	-	-	-	12,424
Other comprehensive loss	-	-	-	-	-	-	3,304	3,304
Common stock dividends declared ($0.18 per share)	-	-	-	(2,725)	-	-	-	(2,725)
Repurchase of common stock	(1,102,674)	-	-	-	-	(16,608)	-	(16,608)
Restricted stock awards granted	3,000	-	(60)	-	-	60	-	-
Forfeiture of restricted stock	(8,718)	-	-	-	-	-	-	-
Shares withheld related to income tax withholding	(19,100)	-	-	-	-	(303)	-	(303)
Stock-based compensation	-	-	3,269	-	-	-	-	3,269
ESOP shares committed to be released (96,881 shares)	-	-	517	-	969	-	-	1,486
Balance at June 30, 2021	15,770,645	$187	$189,926	$150,987	$(10,176)	$(53,265)	$(3,099)	$274,560

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$12,424	$9,359
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for loan loss	(673)	3,064
Depreciation and amortization	2,974	2,965
Amortization of net premiums on securities and deposits, and net deferred loan origination costs	642	1,627
Deferred income tax credit, net of valuation reserves	(333)	(465)
Net decrease (increase) in accrued interest receivable	482	(2,083)
Net gains on sales of foreclosed real estate	-	(87)
Net gains on sale of securities	(113)	(38)
Stock-based compensation	3,269	3,316
ESOP compensation	1,486	1,724
Earnings from cash surrender value of BOLI	(549)	(528)
Net accretion of purchase accounting adjustments	(249)	(577)
Other adjustments, principally net changes in other assets and liabilities	(4,269)	(196)
Net cash provided by operating activities	15,091	18,081
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(158,420)	(55,183)
Available for sale	(41,307)	(1,954)
Sales of investment securities available for sale	3,339	4,245
Maturities and calls of investment securities:
Held to maturity	105,684	126,237
Available for sale	17,496	33,017
Loan principal repayments (disbursement), net	32,928	(127,125)
Purchase of loans	-	(44,065)
Net redemption (purchase) of FHLB stock	1,801	(53)
Purchase of bank premises and equipment, net of sales	(2,681)	(700)
Purchase of BOLI	(10,000)	(200)
Proceeds from sales of foreclosed real estate	-	1,578
Net cash used in investing activities	(51,160)	(64,203)
FINANCING ACTIVITIES
Net increase in deposits	118,427	147,434
Net decrease in short-term FHLB advances	(10,000)	(50,000)
Proceeds from long-term FHLB advances	-	50,000
Repayment of long-term FHLB advances	(30,132)	(5,127)
Net increase in mortgage escrow funds	413	768
Common stock dividends paid	(2,725)	(2,571)
Repurchase of shares from employees for income tax withholding purposes	(303)	(320)
Repurchase of common stock	(16,608)	(17,789)
Net cash provided by financing activities	59,072	122,395
Net increase in cash and cash equivalents	23,003	76,273
Cash and cash equivalents at beginning of period	136,302	60,029
Cash and cash equivalents at end of period	$159,305	$136,302

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows - (Continued)

(amounts in thousands)

Supplemental information:
Cash paid for:
Interest	$10,023	$15,196
Income taxes (net of refunds)	5,839	2,134
Loans transferred to foreclosed real estate	-	333
Establishment of right to use asset	436	12,687

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At June 30, 2021, the significant assets of the Holding Company were the capital stock of the Bank, investments retained by the Holding Company, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

Basis of Presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and include the accounts of the Holding Company, the Bank and the Bank's two subsidiaries – PCSB Funding Corp., and UpCounty Realty Corp. (formerly PCSB Realty Ltd.), PCSB Funding Corp. is a real estate investment trust that holds certain mortgage assets. UpCounty Realty Corp. is a corporation that holds certain properties foreclosed upon by the Bank. All intercompany transactions and balances have been eliminated in consolidation.

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

Earnings Per Share: Basic earnings per share is net income divided by the weighted average number of common share outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under dilutive financial instruments, which include stock options and unvested restricted stock. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of the issuance of the financial statements.

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

Many of the emergency actions taken to mitigate the effects of the pandemic have since been reduced or eliminated, resulting in an improved local and national economic environment, however the ultimate financial impact of pandemic on our business is still unknown at this time. The pandemic may continue to adversely impact consumers and several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include, but are not limited to, the valuation impairments of the Company’s intangible assets, investments, loans, or deferred tax assets. Additionally, it is reasonably possible that the Company’s allowance for loan loss estimate as of June 30, 2021 could change in the near term and could result in a material change to the Company’s provision for loan losses, earnings and capital.

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

Future Application of Accounting Pronouncements Previously Issued

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including loans, debt securities, and other financial assets. The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by recording an allowance for current expected credit losses. In October 2019, the FASB unanimously voted to delay the implementation of the standard for three years for certain companies, including small reporting companies (as defined by the SEC), non-SEC public companies and private companies. The Company currently qualifies as a small reporting company and is subject to the delayed implementation. Therefore, the amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2023, including interim periods within that fiscal year. The Company is actively working through the provisions of the Update. Management has established a steering committee which is identifying the methodologies and the additional data requirements necessary to implement the Update and has engaged a third-party software service provider to assist in the Company's implementation. Management is currently evaluating the impact that ASU 2016-13 will have on the Company’s consolidated financial position and results of operations and its disclosures.

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2021 and 2020 were as follows:

	June 30, 2021
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$21,931	$6	$(121)	$21,816
Corporate	8,013	176	-	8,189
State and municipal	7,041	104	(30)	7,115
Mortgage-backed securities – residential	17,738	148	(232)	17,654
Mortgage-backed securities – commercial	2,490	123	-	2,613
Total available for sale	$57,213	$557	$(383)	$57,387
Held to maturity:
U.S. Government and agency obligations	$33,994	$202	$(84)	$34,112
Corporate	43,605	1,312	(38)	44,879
State and municipal	57,625	440	(248)	57,817
Mortgage-backed securities – residential	96,181	2,713	(107)	98,787
Mortgage-backed securities – collateralized mortgage obligations	33,300	376	(328)	33,348
Mortgage-backed securities – commercial	72,879	937	(622)	73,194
Total held to maturity	$337,584	$5,980	$(1,427)	$342,137

	June 30, 2020
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for sale:
U.S. Government and agency obligations	$11,002	$47	$-	$11,049
Corporate	5,038	82	-	5,120
Mortgage-backed securities – residential	20,844	428	(15)	21,257
Total available for sale	$36,884	$557	$(15)	$37,426
Held to maturity:
U.S. Government and agency obligations	$42,001	$454	$(5)	$42,450
Corporate	43,634	142	(1,459)	42,317
State and municipal	9,156	190	(51)	9,295
Mortgage-backed securities – residential	117,160	4,291	(17)	121,434
Mortgage-backed securities – collateralized mortgage obligations	45,047	1,487	(31)	46,503
Mortgage-backed securities – commercial	18,774	724	-	19,498
Total held to maturity	$275,772	$7,288	$(1,563)	$281,497

For the year ended June 30, 2021, the Company sold $5.0 million of securities which resulted in $113,000 of net realized gains, which included the disposal of $1.6 million of securities classified as held to maturity, resulting in $61,000 of net realized gains. For the year ended June 30, 2020, the Company sold $4.7 million of securities which resulted in $38,000 of net realized gains, which included the disposal of $426,000 of securities classified as held to maturity, resulting in $17,000 of net realized gains. These held to maturity securities were comprised of seasoned mortgage-backed securities where the Company collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments or scheduled payments payable in equal installments, comparing both principal and interest over terms. The disposal of held to maturity securities is included in the maturities and calls of investment securities caption on the consolidated statements of cash flows.

The following table presents the fair value and carrying amount of debt securities at June 30, 2021 by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(in thousands)
1 year or less	$2,035	$2,062	$4,014	$4,052
1 to 5 years	37,660	37,825	15,000	14,986
5 to 10 years	38,695	39,895	10,930	10,967
10 years and over	52,921	52,913	7,041	7,115
Mortgage-backed securities and other	206,273	209,442	20,228	20,267
Total	$337,584	$342,137	$57,213	$57,387

Securities pledged had carrying amounts of $180.1 million and $182.2 million at June 30, 2021 and 2020, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following tables provide information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2021 and 2020:

	June 30, 2021
	Less than 12 months		Greater than 12 months		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale:
U.S. Government and agency obligations	$14,811	$(121)	$-	$-	$14,811	$(121)
State and municipal	2,990	(30)			2,990	(30)
Mortgage-backed securities – residential	9,615	(222)	1,339	(10)	10,954	(232)
Total available for sale	$27,416	$(373)	$1,339	$(10)	$28,755	$(383)
Held to maturity:
U.S. Government and agency obligations	$19,409	$(84)	$-	$-	$19,409	(84)
Corporate	2,488	(13)	4,975	(25)	7,463	(38)
State and municipal	19,980	(248)			19,980	(248)
Mortgage-backed securities – residential	30,335	(107)	-	-	30,335	(107)
Mortgage-backed securities – collateralized mortgage obligations	15,133	(328)	-	-	15,133	(328)
Mortgage-backed securities – commercial	47,580	(622)			47,580	(622)
Total held to maturity	$134,925	$(1,402)	$4,975	$(25)	$139,900	$(1,427)

	June 30, 2020
	Less than 12 months		Greater than 12 months		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale
Mortgage-backed securities – residential	$1,450	$(15)	$-	$-	$1,450	$(15)
Total available for sale	$1,450	$(15)	$-	$-	$1,450	$(15)
Held to maturity
U.S. Government and agency obligations	$11,995	$(5)	$-	$-	$11,995	$(5)
Corporate	25,615	(1,004)	12,045	(455)	37,660	(1,459)
State and municipal	5,136	(51)			5,136	(51)
Mortgage-backed securities – residential	5,130	(17)	-	-	5,130	(17)
Mortgage-backed securities – collateralized mortgage obligations	2,627	(31)	-	-	2,627	(31)
Total held to maturity	$50,503	$(1,108)	$12,045	$(455)	$62,548	$(1,563)

For the year ended June 30, 2021, the Company’s securities portfolio consisted of $395.0 million in securities, of which 65 securities with a fair value of $168.7 million were in an unrealized loss position. Non-U.S. government and agency obligations are internally pass rated and are subject to quarterly credit monitoring.

There were no securities for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of June 30, 2021 and 2020. Management believes the unrealized losses are primarily a result of changing interest rates. The Company has determined that it does not intend to sell, or it is more likely than not that it will not be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of June 30, 2021 and 2020.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	June 30,
	2021	2020
Mortgage loans:
Residential	$224,305	$255,382
Commercial	826,624	807,106
Construction	10,151	11,053
Net deferred loan origination costs	196	739
Total mortgages	1,061,276	1,074,280
Commercial and consumer loans:
Commercial loans (1)	150,658	164,257
Home equity lines of credit	25,439	29,838
Consumer and overdrafts	345	481
Net deferred loan origination (fees) costs	(386)	730
Total commercial and consumer loans	176,056	195,306
Total loans receivable	1,237,332	1,269,586
Allowance for loan losses	(7,881)	(8,639)
Loans receivable, net	$1,229,451	$1,260,947

   (1)  Includes PPP loans of $37.0 million and $49.6 million as of June 30, 2021 and 2020, respectively. No allowance for loan loss was established for these loans as they are fully guaranteed by the Small Business Administration.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended June 30, 2021 and 2020 (in thousands):

	For the year ended June 30, 2021
	Beginning Allowance	Provision (Benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$373	$(53)	$-	$17	$337
Commercial mortgages	6,913	(478)	-	-	6,435
Construction	165	(63)	-	-	102
Commercial loans	1,124	(90)	(258)	172	948
Home equity lines of credit	60	(14)	-	8	54
Consumer and overdrafts	4	25	(27)	3	5
Total	$8,639	$(673)	$(285)	$200	$7,881

	For the year ended June 30, 2020
	Beginning Allowance	Provision (Benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$446	$(51)	$(31)	$9	$373
Commercial mortgages	3,853	2,935	-	125	6,913
Construction	159	6	-	-	165
Commercial loans	1,130	155	(181)	20	1,124
Home equity lines of credit	65	(17)	-	12	60
Consumer and overdrafts	11	36	(51)	8	4
Total	$5,664	$3,064	$(263)	$174	$8,639

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of June 30, 2021 and 2020 (in thousands):

	June 30, 2021
	Loans				Allowance for loan losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential mortgages	$2,356	$221,229	$720	$224,305	$113	$224	$-	$337
Commercial mortgages	3,582	822,154	888	826,624	-	6,435	-	6,435
Construction	-	10,151	-	10,151	-	102	-	102
Commercial loans	1,707	148,951	-	150,658	-	948	-	948
Home equity lines of credit	414	24,902	123	25,439	8	46	-	54
Consumer and overdrafts	-	345	-	345	-	5	-	5
Total	$8,059	$1,227,732	$1,731	$1,237,522	$121	$7,760	$-	$7,881

	June 30, 2020
	Loans				Allowance for loan losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential mortgages	$2,448	$252,195	$739	$255,382	$118	$255	$-	$373
Commercial mortgages	-	806,224	882	807,106	-	6,913	-	6,913
Construction	-	11,053	-	11,053	-	165	-	165
Commercial loans	1,921	162,336	-	164,257	1	1,123	-	1,124
Home equity lines of credit	350	29,349	139	29,838	4	56	-	60
Consumer and overdrafts	-	481	-	481	-	4	-	4
Total	$4,719	$1,261,638	$1,760	$1,268,117	$123	$8,516	$-	$8,639

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by class of loans as of and for the years ended June 30, 2021 and 2020 (in thousands):

	June 30, 2021			June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for loan losses	Unpaid Principal Balance	Recorded Investment	Allowance for loan losses
With no related allowance recorded:
Residential mortgages	$2,044	$1,931	$-	$2,123	$2,013	$-
Commercial mortgages	3,582	3,582	-	-	-	-
Commercial loans	1,878	1,707	-	2,067	1,897	-
Home equity lines of credit	358	381	-	326	339	-
With an allowance recorded:
Residential mortgages	363	425	113	372	435	118
Commercial loans	-	-	-	24	24	1
Home equity lines of credit	33	33	8	11	11	4
Total	$8,258	$8,059	$121	$4,923	$4,719	$123

	For the year ended		For the year ended
	June 30, 2021		June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgages	$1,930	$38	$2,149	$48
Commercial mortgages	1,194	30	728	149
Commercial loans	1,769	191	2,163	205
Home equity lines of credit	384	1	468	15
With an allowance recorded:
Residential mortgages	430	14	375	14
Commercial loans	-	-	38	2
Home equity lines of credit	26	-	85	7
Total	$5,733	$274	$6,006	$440

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days still on accrual status, by class of loans as of June 30, 2021 and 2020 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Residential mortgages	$1,391	$1,457	$-	$-
Commercial mortgages	3,582	-	411	-
Home equity lines of credit	381	338	-	-
Total	$5,354	$1,795	$411	$-

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $368,000 and $392,000 as of June 30, 2021 and 2020, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2021 and 2020 (in thousands):

	June 30, 2021
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total
Residential mortgages	$198	$126	$948	$1,272	$223,033	$224,305
Commercial mortgages	453	-	411	864	825,760	826,624
Construction	-	-	-	-	10,151	10,151
Commercial loans	69	76	-	145	150,513	150,658
Home equity lines of credit	-	19	381	400	25,039	25,439
Consumer and overdrafts	-	-	-	-	345	345
Total	$720	$221	$1,740	$2,681	$1,234,841	$1,237,522

	June 30, 2020
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total
Residential mortgages	$495	$10	$806	$1,311	$254,071	$255,382
Commercial mortgages	-	-	-	-	807,106	807,106
Construction	-	-	-	-	11,053	11,053
Commercial loans	76	-	-	76	164,181	164,257
Home equity lines of credit	44	-	338	382	29,456	29,838
Consumer and overdrafts	-	-	-	-	481	481
Total	$615	$10	$1,144	$1,769	$1,266,348	$1,268,117

(1).	As of June 30, 2021 and 2020, loans on COVID-19-related payment deferrals are considered current.

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

As of June 30, 2021 and 2020, the Company had 12 and 14 loans classified as troubled debt restructurings totaling $3.1 million and $3.3 million, respectively, including $2.7 million and $2.9 million, respectively, of loans still accruing. The Company has allocated $121,000 and $123,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2021 and 2020. As of June 30, 2021 we have committed to lend an additional $3,000 to one customer with an outstanding loan that is classified as a troubled debt restructuring.

The Company did not modify any loans during the year ended June 30, 2021 that were classified as TDRs.  The Company modified two commercial loans classified as troubled debt restructurings during the year ended June 30, 2020. These loans had a carrying amount as of June 30, 2020 of $195,000.

The Company had no troubled debt restructurings for which there was a payment default in the year ended June 30, 2021 that were modified in the twelve months prior to default. The Company had one troubled debt restructuring incur a payment default in the year ended June 30, 2020 that was modified in the twelve months prior to default. This default resulted in no charge-offs or additional provision for loan losses.

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

During the year ended June 30, 2021, the Company granted or extended loan payment deferrals for 31 residential mortgage loans and home equity lines of credit totaling $10.3 million, as well as 35 commercial mortgage, construction and commercial loans totaling $42.1 million. In accordance with either the CARES Act (as amended) or Interagency Statement, these modifications are not considered troubled debt restructurings. The Company had 19 and 293 loans totaling $27.3 million and $200.6 million on loan payment deferral as of June 30, 2021 and June 30, 2020, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	June 30, 2021
	Pass	Special Mention	Substandard	Total
Residential mortgages	$219,901	$2,480	$1,924	$224,305
Commercial mortgages	809,660	1,615	15,349	826,624
Construction	9,038	1,113	-	10,151
Commercial loans	146,275	491	3,892	150,658
Home equity lines of credit	24,400	602	437	25,439
Consumer and overdrafts	345	-	-	345
Total	$1,209,619	$6,301	$21,602	$1,237,522

	June 30, 2020
	Pass	Special Mention	Substandard	Total
Residential mortgages	$252,604	$687	$2,091	$255,382
Commercial mortgages	803,048	3,176	882	807,106
Construction	11,053	-	-	11,053
Commercial loans	160,137	201	3,919	164,257
Home equity lines of credit	28,894	498	446	29,838
Consumer and overdrafts	481	-	-	481
Total	$1,256,217	$4,562	$7,338	$1,268,117

As of June 30, 2021, of the $27.3 million in loans in a COVID-19 related payment deferral, $9.9 million were pass-rated, with $3.2 million and $14.2 million rated special mention and substandard, respectively. As of June 30, 2020, of the $200.6 million in loans on deferral, $195.4 million and $5.2 million were rated pass and substandard, respectively.

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows (in thousands):

	June 30,
	2021	2020
Residential mortgages	$720	$739
Commercial mortgages	888	882
Home equity lines of credit	123	139
Carrying amount, net of allowance of $0	$1,731	$1,760

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Year ended June 30,
	2021	2020
Beginning balance	$156	$192
New loans acquired	-	-
Accretion income	(26)	(36)
Reclassification from non-accretable difference	-	-
Disposals	-	-
Ending balance	$130	$156

Note 5. Premises and Equipment

Premises and equipment are summarized as follows at June 30 (in thousands):

	2021	2020
Land	$2,588	$1,326
Building and Leasehold improvements	14,102	13,086
Furniture, fixtures and equipment	7,666	7,361
Construction and improvements in process	25	34
	24,381	21,807
Less: accumulated depreciation and amortization	(12,963)	(11,930)
	11,418	9,877
Right to use lease asset	9,681	10,976
Total premises and equipment, net	$21,099	$20,853

Refer to Note 20 of the Notes to the Consolidated Financial Statements for further details on right to use lease assets.

Depreciation expense was $1.1 million and $1.2 million for the years ended June 30, 2021 and 2020, respectively.

Note 6. Goodwill and Intangible Assets

The change in goodwill during the years ended June 30, 2021 and 2020 is as follows (in thousands):

	2021	2020
Balance at July 1,	$6,106	$6,106
Impairment	-	-
Total at June 30,	$6,106	$6,106

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company tests for goodwill impairment on an annual basis as of June 30th. No impairment charges were required to be recorded in the years ended June 30, 2021 or 2020.

Acquired Intangible Assets: Acquired intangible assets were as follows at June 30 (in thousands):

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$887	$(736)	$887	$(658)

Aggregate amortization expense was $78,000 and $94,000 for the years ended June 30, 2021 and 2020, respectively.

Estimated amortization expense for each of the next five fiscal years ended June 30 (in thousands):

2022	$62
2023	46
2024	30
2025	13
2026	-

Note 7. Deposits

Deposit balances are summarized as follows at June 30 (in thousands):

	2021	2020
Demand	$219,072	$191,898
NOW Accounts	177,223	151,797
Money market accounts	332,843	239,942
Savings	387,529	343,352
Time deposits	375,015	446,266
Total	$1,491,682	$1,373,255

Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $100.9 million and $143.2 million at June 30, 2021 and 2020, respectively.

Scheduled maturities of time deposits were as follows as of June 30 (in thousands):

	2021	2020
Within 1 year	$226,858	$270,435
1 year to 2 years	52,311	63,771
2 years to 3 years	71,811	32,259
3 years to 4 years	11,030	70,452
4 years to 5 years	13,005	9,349
Total	$375,015	$446,266

Deposits of local governments held by PCSB Bank were $74.4 million and $44.1 million at June 30, 2021 and 2020, respectively. Additionally, as of June 30, 2021 and 2020, deposits included brokered time deposits of $30.0 million and $67.5 million, respectively. At June 30, 2021, brokered time deposits had remaining maturities between 12 and 32 months.

Note 8. FHLB and Other Borrowings

Borrowings consist of advances from the FHLBNY. As of June 30, 2021, FHLBNY advances consisted of $62.5 million of short and long-term advances with original maturities ranging from 6 to 30 months, as well as a $3.5 million amortizing term loan with a balloon payment of $2.8 million in 2026. The maturity schedule of advances is summarized as follows as of June 30 (dollars in thousands):

	2021		2020
	Amount Due	Weighted Avg. Rate	Amount Due	Weighted Avg. Rate
Within 1 year	$17,635	2.11%	$40,131	1.81%
1 year to 2 years	40,138	1.79	17,635	2.11
2 years to 3 years	5,142	3.31	40,138	1.79
3 years to 4 years	146	2.62	5,142	3.31
4 years to 5 years	2,896	2.62	146	2.62
Thereafter	-	-	2,897	2.62
Total	$65,957	2.03%	$106,089	1.95%

As a member of the FHLBNY, the Bank had access to funds in the form of FHLBNY advances of approximately $264.3 million and $218.4 million at June 30, 2021 and 2020, of which $66.0 million and $106.1 million was outstanding as of each respective period. Advances are secured by the Bank’s investment in FHLBNY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (such as investment securities or loans receivable) with a discounted fair value, as defined, at least equal to 110% of any outstanding advances.

At June 30, 2021, the Bank also had access to funds of approximately $264.3 million in the form of secured borrowings through the discount window of the FRBNY. Collateral for these borrowings may include qualifying assets, such as one-to-four family residential loans. The Bank had no outstanding FRBNY borrowings as of June 30, 2021 or 2020.

Additionally, as of June 30, 2021 we had $25.0 million of fed funds lines of credit, none of which was outstanding.

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

The contract amounts of credit-related financial instruments at June 30, are summarized below (in thousands):

	2021	2020
Unused lines of credit	$134,818	$141,070
Commitments to originate loans	58,381	48,123
Standby letter of credit	3,235	1,820

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

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of standby letters of credit shown in the preceding table. The Company’s recognized liability for financial standby letters of credit was insignificant at June 30, 2021 and 2020.

Legal Proceedings: In the normal course of business, the Company is involved in certain legal proceedings. In the opinion of management, the consolidated financial statements of the Company are not expected to be affected materially by the outcome of such legal proceedings.

Note 10. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities(1)	Unrealized loss on pension benefits(2)	Unrealized loss on SERP benefits(2)	Total
Balance at July 1, 2020	$428	$(6,605)	$(226)	$(6,403)
Other comprehensive income (loss) before reclassifications	(316)	3,343	2	3,029
Amounts reclassified from accumulated other comprehensive (loss) income	(52)	1,151	55	1,154
Tax effect	77	(944)	(12)	(879)
Net other comprehensive income (loss)	(291)	3,550	45	3,304
Balance at June 30, 2021	$137	$(3,055)	$(181)	$(3,099)

	Net unrealized gain (loss) on available for sale securities(1)	Unrealized loss on pension benefits(2)	Unrealized loss on SERP benefits(2)	Total
Balance at July 1, 2019	$(209)	$(4,631)	$(250)	$(5,090)
Other comprehensive income (loss) before reclassifications	826	(3,428)	(13)	(2,615)
Amounts reclassified from accumulated other comprehensive (loss) income	(21)	929	45	953
Tax effect	(168)	525	(8)	349
Net other comprehensive income (loss)	637	(1,974)	24	(1,313)
Balance at June 30, 2020	$428	$(6,605)	$(226)	$(6,403)

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

The following table provides factors used in the earnings per share computation for the years ended June 30th.

	2021	2020
	(amounts in thousands, except share and per share data)
Net income applicable to common stock	$12,424	$9,359

Average number of common shares outstanding	15,912,702	16,811,359
Less: Average unallocated ESOP shares	(1,065,916)	(1,162,732)
Average number of common shares outstanding used to calculate basic earnings per common share	14,846,786	15,648,627

Effect of equity-based awards	793	25,542
Average number of common shares outstanding used to calculate diluted earnings per common share	14,847,579	15,674,169

Earnings per Common share:
Basic	$0.84	$0.60
Diluted	$0.84	$0.60

Stock options for 1,324,741 and 1,339,293 shares of common stock were not considered in computing dilutive earnings per common share for the years ended June 30, 2021 and 2020, respectively, because they were antidilutive.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2021
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$21,816	$-	$21,816
Corporate	-	5,058	3,131	8,189
State and municipal		7,115	-	7,115
Mortgage-backed securities – residential	-	17,654	-	17,654
Mortgage-backed securities – commercial	-	2,613	-	2,613
Derivatives - interest rate contracts	-	4,232	-	4,232
Total assets at fair value	$-	$58,488	$3,131	$61,619

Derivatives - interest rate contracts	$-	$4,232	$-	$4,232
Total liabilities at fair value	$-	$4,232	$-	$4,232

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$312	$312
Home equity lines of credit	-	-	25	25
Total assets at fair value	$-	$-	$337	$337

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2020
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$11,049	$-	$11,049
Corporate	-	5,120	-	5,120
Mortgage-backed securities – residential	-	21,257	-	21,257
Derivatives - interest rate contracts	-	8,305	-	8,305
Total assets at fair value	$-	$45,731	$-	$45,731

Derivatives - interest rate contracts	$-	$8,305	$-	$8,305
Total liabilities at fair value	$-	$8,305	$-	$8,305
Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$316	$316
Commercial loans	-	-	100	100
Home equity lines of credit	-	-	8	8
Total assets at fair value	$-	$-	$424	$424

Impaired loans in the table above had a carrying amount of $458,000 and a remaining valuation allowance of $121,000 at June 30, 2021, incurred no net charge-offs and resulted in a credit for loan losses of $1,000 during the year ended June 30, 2021. Impaired loans in the table above had a carrying amount of $547,000 and a remaining valuation allowance of $123,000 at June 30, 2020, and incurred no net charge-offs and resulted in a credit for loan losses of $6,000 during the year ended June 30, 2020.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at June 30, 2021 and 2020 (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range or Rate Used
June 30, 2021
Impaired loans - residential mortgages	$312	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	25	Discounted cash flow	Discount rate	5.4% to 6.3%

June 30, 2020
Impaired loans - residential mortgages	$316	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - commercial loans	100	Discounted cash flow	Discount rate	6.8% to 7.5%
Impaired loans - home equity lines of credit	8	Discounted cash flow	Discount rate	6.3%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which are held for trading purposes) (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2021
Financial assets:
Cash and cash equivalents	$159,305	$159,305	$-	$-	$159,305
Investment securities held to maturity	337,584	-	305,671	36,466	342,137
Investment securities available for sale	57,387	-	54,256	3,131	57,387
Loans receivable, net	1,229,451	-	-	1,234,116	1,234,116
Accrued interest receivable	6,398	-	1,341	5,057	6,398
FHLB stock	4,507	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	4,232	-	4,232	-	4,232
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	1,116,667	1,116,667	-	-	1,116,667
Time deposits	375,015	-	380,948	-	380,948
Mortgage escrow funds	10,536	10,536	-	-	10,536
Accrued interest payable	146	1	145	-	146
FHLB advances	65,957	-	67,334	-	67,334
Derivative liabilities - interest rate contracts	4,232	-	4,232	-	4,232
June 30, 2020
Financial assets:
Cash and cash equivalents	$136,302	$136,302	$-	$-	$136,302
Investment securities held to maturity	275,772	-	276,847	4,650	281,497
Investment securities available for sale	37,426	-	37,426	-	37,426
Loans receivable, net	1,260,947	-	-	1,240,440	1,240,440
Accrued interest receivable	6,880	-	997	5,883	6,880
FHLB stock	6,308	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	8,305	-	8,305	-	8,305
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	926,989	926,989	-	-	926,989
Time deposits	446,266	-	456,109	-	456,109
Mortgage escrow funds	10,123	10,123	-	-	10,123
Accrued interest payable	246	1	245	-	246
FHLB advances	106,089	-	110,937	-	110,937
Derivative liabilities - interest rate contracts	8,305	-	8,305	-	8,305

Note 13. Income Taxes

The components of income tax expense (benefit) are summarized as follows for the years ended June 30 (in thousands):

	2021	2020
Current tax expense
Federal	$3,661	$3,089
State	84	67
	3,745	3,156
Deferred tax benefit
Federal	(396)	(444)
State	(47)	(48)
	(443)	(492)
State tax valuation allowances, net of federal benefit	32	27
Total	$3,334	$2,691

The Company utilizes a calendar year tax year.  Effective tax rates differ from the federal statutory rate applied to income before income taxes due to the following (dollars in thousands):

	2021	2020
Federal statutory rate	21.00%	21.00%

Tax at federal statutory rate	$3,309	$2,530
State Taxes, net of federal benefit	60	48
Tax-exempt income	(193)	(56)
BOLI income	(115)	(111)
Other Compensation	155	36
ESOP Compensation	108	159
Other, net	10	85
Total	$3,334	$2,691

Effective tax rate	21.16%	22.34%

Year-end deferred tax assets and liabilities were due to the following (in thousands):

	2021	2020
Deferred Tax Assets:
Allowance for Loan Losses	$2,072	$2,269
Other comprehensive loss (defined benefit plans)	861	1,816
Deferred compensation	1,034	951
Charitable contribution carryforward	-	307
Stock based compensation	1,029	729
Depreciation of premises and equipment	428	416
Lease liabilities	2,610	2,942
Deferred loan costs and fees, net	50	-
Other	209	16
Total deferred tax assets	8,293	9,446
Deferred Tax Liabilities:
Prepaid pension costs	2,510	2,482
Deferred loan costs and fees, net	-	376
Other comprehensive income (securities)	37	114
Right to use lease asset	2,546	2,883
Other	154	-
Total deferred tax liabilities	5,247	5,855
Deferred tax asset valuation allowance	(494)	(462)
Net deferred tax asset	$2,552	$3,129

The Company has an apportioned New York State net operating loss carryforward of approximately $1.1 million which will begin to expire in 2034.

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

Retained earnings at June 30, 2021 included approximately $2.8 million for which deferred income taxes of approximately $558,000 have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend contributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

The Company is subject to U.S. federal income tax as well as income tax of the states of New York, New Jersey and Connecticut. The Company’s New York State tax returns are currently undergoing routine audit for tax years 2017 and 2018. The Company’s federal and other state income tax returns are subject to examination for years after December 31, 2017.

At June 30, 2021 and 2020, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

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

The following is a summary of the plan’s funded status as of June 30 (the measurement date for financial reporting purposes) (in thousands):

	2021	2020
Change in benefit obligation:
Beginning benefit obligation	$23,303	$22,356
Interest Cost	546	720
Actuarial Loss	1,756	2,290
Benefits Paid	(922)	(948)
Settlements	(1,172)	(1,115)
Ending benefit obligation	23,511	23,303
Change in plan assets, at fair value:
Beginning plan assets	24,847	26,133
Actual return	6,920	777
Benefits paid	(922)	(948)
Settlements	(1,172)	(1,115)
Ending Plan assets	29,673	24,847
Funded Status	$6,162	$1,544
Accumulated Benefit Obligation	$23,511	$23,303

The following is a summary of net period pension cost (benefit), contributions and benefits paid for the years ended June 30 (in thousands):

	2021	2020
Net period pension benefit	$(124)	$(266)
Benefits paid	922	948

Pre-tax amounts recognized in other comprehensive loss included net gains of $3.3 million for the year ended June 30, 2021 and net losses of $3.4 million for the year ended June 30, 2020. Pre-tax amounts included in accumulated other comprehensive income were $3.9 million and $8.3 million as of June 30, 2021 and 2020.

Net periodic pension credit and other amounts recognized in other comprehensive income for the years ended June 30 (in thousands):

	2021	2020
Interest Cost	$546	$720
Expected return on plan assets	(1,821)	(1,915)
Amortization of prior net loss	959	529
Settlement charge	192	400
Net periodic credit	$(124)	$(266)

The estimated net loss and past service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs during the year ending June 30, 2022, are $150,000 and $0, respectively.

Contributions: The Company made no contributions to the defined benefit plan during the year ended June 30, 2021 and does not expect to make any contributions for the year ending June 30, 2022.

Estimated Future Payments: The following benefit payments are expected for the years ending June 30, (in thousands):

2022	$1,152
2023	1,175
2024	1,099
2025	1,058
2026	1,088
Following five years	5,950

Assumptions: Discount rates of 2.59% and 2.40% were used to determine pension benefit obligation as of June 30, 2021 and 2020, respectively.

Weighted-average assumptions used to determine net periodic pension cost are described in the table below.

	Year ended June 30,
	2021	2020
Discount Rate	2.40%	3.31%
Expected return on plan assets	7.50%	7.50%

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

The plan is only permitted to invest in assets approved by the RSI Trustee Board. All other investments are prohibited.

The Company’s actual pension plan asset allocation and target allocation by asset category are as follows:

		Percentage of Plan Assets
	Target	as of June 30,
Asset Category	Allocation	2021	2020
Equity mutual funds and common/collective trusts	65%	68%	63%
Fixed income common/collective trusts	34%	32%	36%
Cash equivalents	1%	0%	1%
Total	100%	100%	100%

Equity, Debt, Investment Funds and Other Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to appropriate market index curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

The fair value of the plan assets at June 30th, by asset category, is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Plan assets
Equity mutual funds and common/collective trusts	$20,140	$-	$20,140	$-
Fixed income common/collective trusts	9,414	-	9,414	-
Cash equivalents	119	119	-	-
Total	$29,673	$119	$29,554	$-
June 30, 2020
Plan assets
Equity mutual funds and common/collective trusts	$15,624	$-	$15,624	$-
Fixed income common/collective trusts	8,910	-	8,910	-
Cash equivalents	313	313	-	-
Total	$24,847	$313	$24,534	$-

Defined Contribution Retirement Plan

The Company maintains a defined contribution plan for eligible employees hired after October 1, 2012. On May 1, 2017, the Company suspended contributions, resulting in no expense for the years ended June 30, 2021 and 2020.

401(k) Plan

The Company maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. All full-time employees who have attained age twenty-one and have a minimum of one year of service may elect to participate in the plan, by making contributions ranging from 1% to 25% of their compensation. The Company made no matching contributions during the years ended June 30, 2021 and 2020, resulting in no expense for these years.

Supplemental Retirement Plan

The Company also maintains unfunded and non-qualified supplemental retirement plans to provide pension benefits in addition to those provided under the qualified pension plan.

The accrued benefit cost for the supplemental plans was approximately $4.1 million and $3.9 million at June 30, 2021 and 2020, respectively, (included in other liabilities in the consolidated statements of financial condition). Included in accumulated other comprehensive income were pre-tax net losses of $228,000 and $286,000 for the supplemental retirement plans as of June 30, 2021 and 2020, respectively. The projected benefit obligation and accumulated benefit obligation were $4.1 million and $3.9 million as of June 30, 2021 and 2020, respectively.

Pension expense for the supplemental plans was $580,000 and $500,000 for the years ended June 30, 2021 and 2020, respectively.

Supplemental retirement plan benefits of $272,000 were paid in each of the years ended June 30, 2021 and 2020.

Net periodic pension cost and other amounts recognized in other comprehensive income for the years ended June 30 (in thousands):

	2021	2020
Service cost	$441	$338
Interest cost	84	117
Amortization of prior net loss	55	45
Net periodic cost	$580	$500

The estimated net loss for the supplemental plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs during the year ending June 30, 2022, is $65,000.

The following benefit payments, which reflect expected future service, are expected for the years ending June 30 (in thousands):

2022	$272
2023	3,575
2024	136
2025	-
2026	-
Following five years	578

As of June 30, 2021, the assumed discount rates used for the supplemental plans range from 1.62% to 2.59%.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Company employees. The Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% for 2021). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2021 was $10.7 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032.

Shares held by the ESOP include the following at June 30th (dollars in thousands):

	2021	2020
Allocated to participants	417,902	327,206
Unearned	1,017,648	1,114,529
Total ESOP shares	1,435,550	1,441,735

Fair value of unearned shares	$18,491	$14,132

Total compensation expense recognized in connection with the ESOP for the year ended June 30, 2021 and 2020 was $1.5 million and $1.7 million, respectively.

Note 15. Regulatory Matters

The following is a summary of the Bank’s actual capital amounts and ratios as of June 30, 2021 and 2020, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands). As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress in 2018, the Company is no longer subject to consolidated capital requirements, as the Company’s total consolidated assets do not exceed $3 billion.

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021:
Leverage (Tier 1)	$233,944	12.5%	$74,988	4.0%	$93,735	5.0%
Risk-based:
Common Tier 1	233,944	17.9	58,713	4.5	84,807	6.5
Tier 1	233,944	17.9	78,283	6.0	104,378	8.0
Total	241,825	18.5	104,378	8.0	130,472	10.0

June 30, 2020:
Leverage (Tier 1)	$220,310	12.5%	$70,432	4.0%	$88,040	5.0%
Risk-based:
Common Tier 1	220,310	17.0	58,389	4.5	84,339	6.5
Tier 1	220,310	17.0	77,852	6.0	103,802	8.0
Total	228,949	17.6	103,802	8.0	129,753	10.0

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

Management believes that as of June 30, 2021 and 2020, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

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

At and for the years ended June 30, 2021 and 2020, the Company and the Bank had no insider loans.

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

The following table presents summary information about the interest rate swaps as of June 30th.

	2021	2020
	(Dollars in thousands)
Notional amounts	$182,700	$159,242
Weighted average pay rates	2.55%	2.54%
Weighted average receive rates	2.55%	2.54%
Weighted average maturity	8.46 years	9.31 years
Fair value of combined interest rate swaps	$-	$-

Note 18. Revenue From Contracts With Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue:

1.	Identify the contract with a customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to performance obligations in the contract
5.	Recognize revenue when (or as) the Company satisfies a performance obligation

	For the Year Ended June 30,
	2021	2020
	(in thousands)
Noninterest income:
Service charges on deposits	$735	$831
Interchange fees	550	430
Other (1)	143	136
Fees and service charges	1,428	1,397

Bank-owned life insurance (1)	549	528
Swap income (1)	367	984
Gains on sales of securities, net (1)	113	38

Net gain on sale of foreclosed real estate	-	87
Other (1)	40	35
Other noninterest income	40	122
Total noninterest income	$2,497	$3,069

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

Note 19. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Total compensation cost that has been charged against income for the Plan was $3.3 million for both years ended June 30, 2021 and 2020.

Restricted Stock Awards (“RSAs”)

RSAs provide for the issuance of shares to both employees and non-employee directors. These awards vest over a 5-year period, with 20% vesting each year on the anniversary of the award. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,604, of which 541,467 shares were granted as of June 30, 2021.

The following table presents a summary of RSA activity during the year ended June 30, 2021.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested allocated shares outstanding at July 1, 2020	437,737	$19.02
Shares granted	3,000	12.34
Shares vested	(109,439)	19.02
Shares forfeited	(8,718)	19.40
Unvested allocated shares at June 30, 2021	322,580	$18.95

As of June 30, 2021, there was $4.9 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years.

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

The fair value of options granted during the year ended June 30, 2021, was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	0.39%
Expected term (in years)	6.25
Expected stock price volatility	35.75%
Dividend yield	1.30%
Weighted average fair value of options granted	$3.72

Total shares available for grant under the Plan are 1,816,511, of which 1,308,963 shares were issued as of June 30, 2021. The following table presents a summary of activity related to stock options granted under the Plan, and changes during the year then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
	(Dollars in thousands, except share and per share data)
Options outstanding at July 1, 2020	1,339,293	$19.04	8.4	$-
Options granted	6,000	12.34
Options expired	(14,532)	19.40
Options forfeited	(21,798)	19.40
Options exercised	-	-
Options outstanding at June 30, 2021	1,308,963	$19.00	7.4	$35

Exercisable at June 30, 2021	521,185	$19.03	7.4	$-

As of June 30, 2021, there was $2.9 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 20. Leases

As of June 30, 2021, the Company leases real estate for eleven branch offices and one administrative office, including its corporate headquarters, under various operating lease agreements. The Company’s leases have maturities which range from 2022 to 2041, some of which include lessee options to extend the lease term. The weighted average remaining life of the lease terms for these leases was 9.6 years as of June 30, 2021.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.38% in determining the lease liability as of June 30, 2021.

The Company made a policy election to exclude the recognition requirements of ASU 2016-02 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. The Company had no short-term lease cost for the year ended June 30, 2021. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended June 30, 2021.

For the year ended June 30, 2021, total operating lease costs was $2.0 million, and is included in occupancy and equipment expense. The right-of-use asset, included in premises and equipment, net, was $9.7 million and the corresponding lease liability, included in other liabilities, was $9.9 million as of June 30, 2021, respectively.

Future minimum lease payments for the fiscal years ending June 30th and a reconciliation of undiscounted lease cash flows and the lease liability recognized in the consolidated balance sheet as of June 30, 2021 is shown below:

(Dollars in thousands)
2022	$2,027
2023	1,940
2024	1,569
2025	1,276
2026	748
Thereafter	3,802
Total future minimum lease payments (undiscounted)	11,362
Discounting effect on cash flows	(1,443)
Lease liability (discounted)	$9,919

Note 21. Parent Company Only Financial Statements

The following are the financial statements of the Company (Parent only) as of and for the years ended June 30, 2021 and 2020 (in thousands).

	June 30,
	2021	2020
Balance Sheets
Assets
Cash and cash equivalents	$26,575	$41,170
Investment in Bank	237,082	220,222
ESOP loan receivable	10,657	11,626
Other assets	392	829
Total assets	$274,706	$273,847
Liabilities and shareholders' equity
Other liabilities	$146	$134
Shareholders' equity	274,560	273,713
Total liabilities and shareholders' equity	$274,706	$273,847

	Year Ended June 30,
	2021	2020
Statements of Operations
Interest income	$474	$672
Equity in income of Bank	12,587	9,362
Other non-interest expenses	679	676
Income before income tax	12,382	9,358
Income tax benefit	(42)	(1)
Net income	$12,424	$9,359

	Year Ended June 30,
	2021	2020
Statements of Cash Flows
Cash Flows from Operating Activities:
Net income	$12,424	$9,359
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of Bank	(12,587)	(9,362)
Deferred tax expense	118	418
Net decrease in accrued interest receivable	90	64
Other adjustments, principally net changes in other assets and liabilities	3,510	4,022
Net cash provided by operating activities	3,555	4,501
Cash Flows from Investing Activities:
Decrease in ESOP loan	969	968
Net cash provided by investing activities	969	968
Cash Flows from Financing Activities:
Common stock dividends declared	(2,725)	(2,571)
Allocation of ESOP shares	517	755
Repurchase of common stock	(16,608)	(17,789)
Repurchase of shares from employees for income tax withholding purposes	(303)	(320)
Net cash used in financing activities	(19,119)	(19,925)
Net decrease in cash and cash equivalents	(14,595)	(14,456)
Cash and cash equivalents at beginning of year	41,170	55,626
Cash and cash equivalents at end of year	$26,575	$41,170

Note 22. Subsequent Events

Subsequent to June 30, 2021, and through September 7, 2021, the Company repurchased 141,970 shares of common stock, at an average cost of $18.32 per share.

On September 10, 2021, the Company received notice of non-objection from the NYSDFS to consolidate our banking office located in the Village of Pawling into our Town of Pawling office. The consolidation is expected to occur on or about December 30, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2021 is effective.

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

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” and “Corporate Governance” sections of the Company’s definitive proxy statement for the Company’s 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

The “Executive Compensation” section of the Company’s 2021 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Stock Ownership” section of the Company’s 2021 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2021 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2021 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets - June 30, 2021 and 2020
(C)	Consolidated Statements of Income - Years ended June 30, 2021 and 2020
(D)	Consolidated Statements of Comprehensive Income – Years ended June 30, 2021 and 2020
(E)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended June 30, 2021 and 2020
(F)	Consolidated Statements of Cash Flows – Years ended June 30, 2021 and 2020
(G)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Articles of Incorporation of PCSB Financial Corporation (1)

3.2	Amended and Restated Bylaws of PCSB Financial Corporation (2)

4.0	Form of Common Stock Certificate of PCSB Financial Corporation (3)

10.1	Employment Agreement between PCSB Bank and Joseph D. Roberto (4)

10.2	Employment Agreement between PCSB Bank and Scott D. Nogles (5)

10.3	Employment Agreement between PCSB Bank and Michael P. Goldrick (6)

10.4	Employment Agreement between PCSB Financial Corporation and Joseph D. Roberto (7)

10.5	Employment Agreement between PCSB Financial Corporation and Scott D. Nogles (8)

10.6	Employment Agreement between PCSB Financial Corporation and Michael P. Goldrick (9)

10.7	Supplemental Executive Retirement Plan for Joseph D. Roberto (10)

10.8	Supplemental Life Insurance Agreement for Joseph D. Roberto (11)

10.9	Supplemental Life Insurance Plan for Senior Executives (12)

10.10	Supplemental Executive Retirement Plan for Senior Executives (13)

10.11	Amended and Restated PCSB Bank Director Fee Deferral Plan (14)

10.12	PCSB Bank Director Supplemental Life Insurance Plan (15)

10.13	PCSB Bank Death Benefit Plan for Michael T. Weber (16)

10.14	PCSB Bank Incentive Compensation Plan Policy (17)

10.15	PCSB Financial Corporation Compensation Clawback Policy (18)

10.16	PCSB Bank Death Benefit Plan for Willard I. Hill, Jr (19)

10.17	PCSB Financial Corporation 2018 Equity Incentive Plan (20)

21	Subsidiaries of PCSB Financial Corporation (21)

23	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements for the year ended June 30, 2021, formatted in Inline XBRL, which are furnished, and not filed: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101.
(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the SEC on December 12, 2016, as amended.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 24, 2021.

(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the SEC on December 12, 2016, as amended.
(4)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the SEC on September 27, 2017.
(5)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the SEC on September 27, 2017.
(6)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the SEC on September 27, 2017.
(7)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the SEC on September 27, 2017.
(8)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the SEC on September 27, 2017.
(9)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the SEC on September 27, 2017.
(10)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the SEC on December 12, 2016, as amended.
(11)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the SEC on December 12, 2016, as amended.
(12)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the SEC on December 12, 2016, as amended.
(13)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the SEC on September 27, 2017.
(14)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10-K (File No. 001-38065), filed with the SEC on September 13, 2018.
(15)	Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the SEC on December 12, 2016, as amended.
(16)	Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the SEC on December 12, 2016, as amended.
(17)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10-Q (File No. 001-38065), filed with the SEC on November 9, 2017.
(18)	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38065), filed with the SEC on November 9, 2017.
(19)	Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 001-38065), filed with the SEC on September 13, 2018.
(20)	Incorporated by reference to Appendix A to the Definitive 2018 Annual Meeting Proxy Solicitation Materials (File No. 001-38065), filed with the SEC on September 20, 2018.
(21)	Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-215052), originally filed with the SEC on December 12, 2016, as amended.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCSB FINANCIAL CORPORATION

Date: September 10, 2021	By:	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Joseph D. Roberto	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 10, 2021
Joseph D. Roberto
/s/ Jeffrey M. Helf	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 10, 2021
Jeffrey M. Helf

/s/ William V. Cuddy, Jr.	Director	September 10, 2021
William V. Cuddy, Jr.

/s/ Kevin B. Dwyer	Director	September 10, 2021
Kevin B. Dwyer

/s/ Marsha Gordon	Director	September 10, 2021
Marsha Gordon

/s/Willard I. Hill, Jr.	Director	September 10, 2021
Willard I. Hill, Jr.

/s/ Jeffrey D. Kellogg	Director	September 10, 2021
Jeffrey D. Kellogg

/s/ Robert C. Lusardi	Director	September 10, 2021
Robert C. Lusardi

/s/ Matthew G. McCrosson	Director	September 10, 2021
Matthew G. McCrosson

/s/ Karl A. Thimm	Director	September 10, 2021
Karl A. Thimm

/s/ Michael T. Weber	Director	September 10, 2021
Michael T. Weber

/s/ Richard F. Weiss	Director	September 10, 2021
Richard F. Weiss