Form 10-Q
period 2021-09-30
PCSB Financial Corp
filed 2021-11-05
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

15,522,239 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of November 2, 2021.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	September 30,	June 30,
	2021	2021
ASSETS
Cash and due from banks	$145,875	$152,070
Federal funds sold	2,137	7,235
Total cash and cash equivalents	148,012	159,305
Investment securities:
Held to maturity debt securities, at amortized cost (fair value of $381,521 and $342,137, respectively)	378,510	337,584
Available for sale debt securities, at fair value	45,015	57,387
Total investment securities	423,525	394,971
Loans receivable, net of allowance for loan losses of $8,159 and $7,881, respectively	1,210,674	1,229,451
Accrued interest receivable	6,550	6,398
FHLB stock	4,506	4,507
Premises and equipment, net	20,536	21,099
Deferred tax asset, net	2,540	2,552
Bank-owned life insurance	35,760	35,568
Goodwill	6,106	6,106
Other intangible assets	135	151
Other assets	14,835	14,827
Total assets	$1,873,179	$1,874,935
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,288,167	$1,272,610
Non-interest bearing deposits	216,470	219,072
Total deposits	1,504,637	1,491,682
Mortgage escrow funds	6,828	10,536
Advances from FHLB	65,924	65,957
Other liabilities	21,062	32,200
Total liabilities	1,598,451	1,600,375
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2021 and June 30, 2021)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,703,577 shares issued as of both September 30, 2021 and June 30, 2021, and 15,574,310 and 15,770,645 shares outstanding as of September 30, 2021 and June 30, 2021, respectively)	187	187
Additional paid in capital	190,793	189,926
Retained earnings	153,725	150,987
Unearned compensation - ESOP	(9,932)	(10,176)
Accumulated other comprehensive loss, net of income taxes	(3,204)	(3,099)
Treasury stock, at cost (3,129,267 and 2,932,932 shares as of September 30, 2021 and June 30, 2021, respectively)	(56,841)	(53,265)
Total shareholders' equity	274,728	274,560
Total liabilities and shareholders' equity	$1,873,179	$1,874,935

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,
	2021	2020
Interest and dividend income
Loans receivable	$12,107	$12,547
Investment securities	2,011	1,856
Federal funds and other	109	125
Total interest and dividend income	14,227	14,528
Interest expense
Deposits and escrow interest	1,354	2,432
FHLB advances	338	519
Total interest expense	1,692	2,951
Net interest income	12,535	11,577
Provision for loan losses	13	109
Net interest income after provision for loan losses	12,522	11,468
Noninterest income
Fees and service charges	401	322
Bank-owned life insurance	192	132
Swap income	-	129
Other	20	11
Total noninterest income	613	594
Noninterest expense
Salaries and employee benefits	5,773	5,607
Occupancy and equipment	1,353	1,318
Communication and data processing	527	576
Professional fees	393	400
Postage, printing, stationery and supplies	143	139
FDIC assessment	125	113
Advertising	100	100
Amortization of intangible assets	16	20
Other operating expenses	194	351
Total noninterest expense	8,624	8,624
Net income before income tax expense	4,511	3,438
Income tax expense	897	710
Net income	$3,614	$2,728
Earnings per common share:
Basic	$0.25	$0.18
Diluted	$0.25	$0.18
Weighted average common shares outstanding:
Basic	14,337,543	15,302,838
Diluted	14,405,816	15,302,949

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three Months Ended September 30,
	2021	2020
Net income	$3,614	$2,728

Other comprehensive income:
Unrealized (losses) gains on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	(187)	(16)
Reclassification adjustment for gains realized in net income	-	-
Net change in unrealized gains/losses	(187)	(16)
Tax effect	40	3
Net of tax	(147)	(13)

Defined benefit pension plan:
Net gain (loss) arising during the period	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	38	240
Net change in unrealized gains/losses	38	240
Tax effect	(9)	(51)
Net of tax	29	189

Supplemental retirement plans:
Net gain (loss) arising during the period	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	16	14
Net change in unrealized gains/losses	16	14
Tax effect	(3)	(3)
Net of tax	13	11

Total other comprehensive (loss) income	(105)	187

Comprehensive income	$3,509	$2,915

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share and per share data)

							Accumulated
	Number of		Additional		Unallocated	Treasury	Other	Total
	Common	Common	Paid-In	Retained	Common Stock	Stock,	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2021	15,770,645	$187	$189,926	$150,987	$(10,176)	$(53,265)	$(3,099)	$274,560
Net income	-	-	-	3,614	-	-	-	3,614
Other comprehensive income	-	-	-	-	-	-	(105)	(105)
Common stock dividends declared ($0.06 per share)	-	-	-	(876)	-	-	-	(876)
Repurchase of common stock	(204,261)	-	-	-	-	(3,720)	-	(3,720)
Restricted stock awards granted	8,000	-	(145)	-	-	145	-	-
Shares withheld related to income tax withholding	(74)	-	-	-	-	(1)	-	(1)
Stock-based compensation	-	-	810	-	-	-	-	810
ESOP shares committed to be released (24,419 shares)	-	-	202	-	244	-	-	446
Balance at September 30, 2021	15,574,310	$187	$190,793	$153,725	$(9,932)	$(56,841)	$(3,204)	$274,728

							Accumulated
	Number of		Additional		Unallocated	Treasury	Other	Total
	Common	Common	Paid-In	Retained	Common Stock	Stock,	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2020	16,898,137	$187	$186,200	$141,288	$(11,145)	$(36,414)	$(6,403)	$273,713
Net income	-	-	-	2,728	-	-	-	2,728
Other comprehensive income	-	-	-	-	-	-	187	187
Common stock dividends declared ($0.04 per share)	-	-	-	(630)	-	-	-	(630)
Repurchase of common stock	(266,900)	-	-	-	-	(3,449)	-	(3,449)
Restricted stock awards granted	3,000	-	(60)	-	-	60	-	-
Stock-based compensation	-	-	829	-	-	-	-	829
ESOP shares committed to be released (24,419 shares)	-	-	57	-	244	-	-	301
Balance at September 30, 2020	16,634,237	$187	$187,026	$143,386	$(10,901)	$(39,803)	$(6,216)	$273,679

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$3,614	$2,728
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	13	109
Depreciation and amortization	738	748
Amortization of net premiums on securities and net deferred loan origination costs	20	206
Net (increase) decrease in accrued interest receivable	(152)	151
Stock-based compensation	810	829
ESOP compensation	446	301
Earnings from cash surrender value of BOLI	(192)	(132)
Net accretion of purchase accounting adjustments	(35)	(75)
Other adjustments, principally net changes in other assets and liabilities	(1,080)	(2,986)
Net cash provided by operating activities	4,182	1,879
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(75,504)	(27,894)
Maturities, calls and amortization of investment securities:
Held to maturity	24,415	17,289
Available for sale	12,134	6,202
Loan principal repayments, net	19,021	33,088
Net redemption of FHLB stock	1	1
Purchase of bank premises and equipment, net of sales	(159)	(70)
Net cash (used in) provided by investing activities	(20,092)	28,616
FINANCING ACTIVITIES
Net increase in deposits	12,955	3,757
Repayment of long-term FHLB advances	(33)	(33)
Net decrease in mortgage escrow funds	(3,708)	(3,703)
Common stock dividends paid	(876)	(630)
Repurchase of shares from employees for income tax withholding purpose	(1)	-
Repurchase of common stock	(3,720)	(3,449)
Net cash provided by (used in) financing activities	4,617	(4,058)
Net (decrease) increase in cash and cash equivalents	(11,293)	26,437
Cash and cash equivalents at beginning of period	159,305	136,302
Cash and cash equivalents at end of period	$148,012	$162,739

Supplemental information:
Cash paid for:
Interest	$1,694	$2,908
Income taxes	917	2,625

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At September 30, 2021, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended, and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

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

The unaudited consolidated financial statements contained herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the consolidated financial statements contained herein. The results of operations for the current period presented are not necessarily indicative of the results of operations that may be expected for the entire current fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2021, included in the Company's Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or equity.

Loans Held For Sale: Loans held for sale are those loans which management has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value. Net unrealized losses, if any, are recognized by a valuation allowance through a charge to noninterest income. Realized gains and losses on the sale of loans are recognized on the trade date and are determined by the difference between the sale proceeds and the carrying value of the loans.

Loans may be sold with servicing rights released or retained. At the time of the sale, management records a servicing asset for the value of any retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments.

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Assets Held For Sale: Assets held for sale are those assets which management has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or fair value, less estimated costs to sell, in the period in which the held for sale criteria are met and every subsequent period until the asset is sold. The carrying amount of the asset is adjusted for subsequent increases or decreases in its fair value, less estimated cost to sell, except that any subsequent increase cannot exceed the cumulative loss previously recognized. Such assets are not depreciated or amortized while they are classified as held for sale. Realized gains and losses on the sale of the asset is recognized when the asset is sold and is determined by the difference between the sale proceeds and the carrying value of the asset. Assets classified as held for sale totaled $1.5 million as of both September 30, 2021 and June 30, 2021 and are included in other assets on the consolidated balance sheet.

Risks and Uncertainties:

The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. Governments, businesses, and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including vaccination mandates, quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 continue to evolve and are not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.

Many of the emergency actions taken to mitigate the effects of the pandemic have since been reduced or eliminated, resulting in an improved local and national economic environment, however the ultimate financial impact of the pandemic on our business is still unknown at this time. The pandemic may continue to adversely impact consumers and several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include, but are not limited to, the valuation impairments of the Company’s intangible assets, investments, loans, or deferred tax assets. Additionally, it is reasonably possible that the Company’s allowance for loan loss estimate as of September 30, 2021 could change in the near term and could result in a material change to the Company’s provision for loan losses, earnings and capital.

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

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity debt securities at September 30, 2021 and June 30, 2021 were as follows (in thousands):

	September 30, 2021
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government and agency obligations	$10,933	$-	$(72)	$10,861
Corporate	8,008	188	-	8,196
State and municipal	7,041	57	(162)	6,936
Mortgage-backed securities – residential	16,575	111	(242)	16,444
Mortgage-backed securities – commercial	2,471	107	-	2,578
Total available for sale	$45,028	$463	$(476)	$45,015
Held to maturity:
U.S. Government and agency obligations	$35,994	$150	$(82)	$36,062
Corporate	49,098	1,454	(75)	50,477
State and municipal	84,707	320	(1,172)	83,855
Mortgage-backed securities – residential	100,800	2,698	(247)	103,251
Mortgage-backed securities – collateralized mortgage obligations	29,230	287	(287)	29,230
Mortgage-backed securities – commercial	78,681	755	(790)	78,646
Total held to maturity	$378,510	$5,664	$(2,653)	$381,521

	June 30, 2021
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government and agency obligations	$21,931	$6	$(121)	$21,816
Corporate	8,013	176	-	8,189
State and municipal	7,041	104	(30)	7,115
Mortgage-backed securities – residential	17,738	148	(232)	17,654
Mortgage-backed securities – commercial	2,490	123	-	2,613
Total available for sale	$57,213	$557	$(383)	$57,387
Held to maturity:
U.S. Government and agency obligations	$33,994	$202	$(84)	$34,112
Corporate	43,605	1,312	(38)	44,879
State and municipal	57,625	440	(248)	57,817
Mortgage-backed securities – residential	96,181	2,713	(107)	98,787
Mortgage-backed securities – collateralized mortgage obligations	33,300	376	(328)	33,348
Mortgage-backed securities – commercial	72,879	937	(622)	73,194
Total held to maturity	$337,584	$5,980	$(1,427)	$342,137

No securities were sold during the three months ended September 30, 2021 or 2020.

The following table presents the fair value and carrying amount of debt securities at September 30, 2021, by contractual maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
1 year or less	$2,040	$2,052	$3,008	$3,026
1 to 5 years	44,664	44,809	5,000	5,016
5 to 10 years	37,109	38,392	10,933	11,015
over 10 years	82,087	81,040	7,041	6,936
Mortgage-backed securities and other	212,610	215,228	19,046	19,022
Total	$378,510	$381,521	$45,028	$45,015

Securities pledged had carrying amounts of $162.5 million and $180.1 million at September 30, 2021 and June 30, 2021, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2021 and June 30, 2021 (in thousands):

	September 30, 2021
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government and agency obligations	$10,861	$(72)	$-	$-	$10,861	$(72)
State and municipal	2,858	(162)	-	-	2,858	(162)
Mortgage-backed securities – residential	9,232	(232)	1,309	(10)	10,541	(242)
Total available for sale	$22,951	$(466)	$1,309	$(10)	$24,260	$(476)
Held to maturity:
U.S. Government and agency obligations	$26,411	$(82)	$-	$-	$26,411	$(82)
Corporate	2,475	(25)	4,950	(50)	7,425	(75)
State and municipal	56,561	(1,172)	-	-	56,561	(1,172)
Mortgage-backed securities – residential	35,528	(247)	-	-	35,528	(247)
Mortgage-backed securities – collateralized mortgage obligations	15,110	(287)	-	-	15,110	(287)
Mortgage-backed securities – commercial	56,202	(761)	1,323	(29)	57,525	(790)
Total held to maturity	$192,287	$(2,574)	$6,273	$(79)	$198,560	$(2,653)

	June 30, 2021
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
U.S. Government and agency obligations	$14,811	$(121)	$-	$-	$14,811	$(121)
State and municipal	2,990	(30)	-	-	2,990	(30)
Mortgage-backed securities – residential	9,615	(222)	1,339	(10)	10,954	(232)
Total available for sale	$27,416	$(373)	$1,339	$(10)	$28,755	$(383)
Held to maturity
U.S. Government and agency obligations	$19,409	$(84)	$-	$-	$19,409	$(84)
Corporate	2,488	(13)	4,975	(25)	7,463	(38)
State and municipal	19,980	(248)	-	-	19,980	(248)
Mortgage-backed securities – residential	30,335	(107)	-	-	30,335	(107)
Mortgage-backed securities – collateralized mortgage obligations	15,133	(328)	-	-	15,133	(328)
Mortgage-backed securities – commercial	47,580	(622)	-	-	47,580	(622)
Total held to maturity	$134,925	$(1,402)	$4,975	$(25)	$139,900	$(1,427)

As of September 30, 2021, the Company’s securities portfolio consisted of $423.5 million in securities, of which 115 securities with a fair value of $222.8 million were in an unrealized/unrecognized loss position. Non-U.S. government and agency obligations are internally pass rated and are subject to quarterly credit monitoring.

There were no securities for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of September 30, 2021 or June 30, 2021. Management believes the unrealized losses are primarily a result of changes in interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of September 30, 2021 or June 30, 2021.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	September 30,	June 30,
	2021	2021
Mortgage loans:
Residential	$221,735	$224,305
Commercial	838,021	826,624
Construction	11,639	10,151
Net deferred loan origination costs	97	196
Total mortgage loans	1,071,492	1,061,276
Commercial and consumer loans:
Commercial loans	122,031	150,658
Home equity lines of credit	24,936	25,439
Consumer and overdrafts	394	345
Net deferred loan origination costs	(20)	(386)
Total commercial and consumer loans	147,341	176,056
Total loans receivable	1,218,833	1,237,332
Allowance for loan losses	(8,159)	(7,881)
Loans receivable, net	$1,210,674	$1,229,451

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$337	$(13)	$-	$2	$326
Commercial mortgages	6,435	134	-	-	6,569
Construction	102	25	-	-	127
Commercial loans	948	(143)	(100)	367	1,072
Home equity lines of credit	54	(3)	-	2	53
Consumer and overdrafts	5	13	(7)	1	12
Total	$7,881	$13	$(107)	$372	$8,159

	Three Months Ended September 30, 2020
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$373	$(33)	$-	$2	$342
Commercial mortgages	6,913	53	-	-	6,966
Construction	165	8	-	-	173
Commercial loans	1,124	71	(105)	31	1,121
Home equity lines of credit	60	1	-	2	63
Consumer and overdrafts	4	9	(8)	2	7
Total	$8,639	$109	$(113)	$37	$8,672

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of September 30, 2021 and June 30, 2021 (in thousands):

	September 30, 2021
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential mortgages	$2,351	$218,666	$719	$221,736	$111	$215	$-	$326
Commercial mortgages	3,582	833,556	883	838,021	-	6,569	-	6,569
Construction	-	11,639	-	11,639	-	127	-	127
Commercial loans	256	121,775	-	122,031	-	1,072	-	1,072
Home equity lines of credit	372	24,445	119	24,936	8	45	-	53
Consumer and overdrafts	-	394	-	394	-	12	-	12
Total	$6,561	$1,210,475	$1,721	$1,218,757	$119	$8,040	$-	$8,159

	June 30, 2021
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential mortgages	$2,356	$221,229	$720	$224,305	$113	$224	$-	$337
Commercial mortgages	3,582	822,154	888	826,624	-	6,435	-	6,435
Construction	-	10,151	-	10,151	-	102	-	102
Commercial loans	1,707	148,951	-	150,658	-	948	-	948
Home equity lines of credit	414	24,902	123	25,439	8	46	-	54
Consumer and overdrafts	-	345	-	345	-	5	-	5
Total	$8,059	$1,227,732	$1,731	$1,237,522	$121	$7,760	$-	$7,881

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by portfolio segment as of September 30, 2021 and June 30, 2021 (in thousands):

	September 30, 2021			June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential mortgages	$2,035	$1,928	$-	$2,044	$1,931	$-
Commercial mortgages	3,582	3,582		3,582	3,582	-
Commercial loans	268	256	-	1,878	1,707	-
Home equity lines of credit	314	339	-	358	381	-
With an allowance recorded:
Residential mortgages	360	423	111	363	425	113
Home equity lines of credit	33	33	8	33	33	8
Total	$6,592	$6,561	$119	$8,258	$8,059	$121

The tables below present the average recorded investment and interest income recognized on loans individually evaluated for impairment, by portfolio segment, for the three months ended September 30, 2021 and 2020 (in thousands):

	Three months ended		Three months ended
	September 30, 2021		September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgages	$1,936	$7	$2,015	$8
Commercial mortgages	3,582	-	-	-
Commercial loans	980	191	1,809	49
Home equity lines of credit	350	2	339	-
With an allowance recorded:
Residential mortgages	424	3	434	3
Commercial loans	-	-	15	-
Home equity lines of credit	33	-	16	-
Total	$7,305	$203	$4,628	$60

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by portfolio segment, as of September 30, 2021 and June 30, 2021 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	September 30,	June 30,	September 30,	June 30,
	2021	2021	2021	2021
Residential mortgages	$1,390	$1,391	$-	$-
Commercial mortgages	3,582	3,582	421	411
Home equity lines of credit	339	381	-	-
Total	$5,311	$5,354	$421	$411

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $362,000 and $368,000 as of September 30, 2021 and June 30, 2021, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by portfolio segment as of September 30, 2021 and June 30, 2021 (in thousands):

	September 30, 2021
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total
Residential mortgages	$-	$-	$1,090	$1,090	$220,645	$221,735
Commercial mortgages	-	-	421	421	837,600	838,021
Construction	-	-	-	-	11,639	11,639
Commercial loans	169	21	-	190	121,841	122,031
Home equity lines of credit	-	19	339	358	24,578	24,936
Consumer and overdrafts	-	12	-	12	382	394
Total	$169	$52	$1,850	$2,071	$1,216,685	$1,218,756

	June 30, 2021
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total
Residential mortgages	$198	$126	$948	$1,272	$223,033	$224,305
Commercial mortgages	453	-	411	864	825,760	826,624
Construction	-	-	-	-	10,151	10,151
Commercial loans	69	76	-	145	150,513	150,658
Home equity lines of credit	-	19	381	400	25,039	25,439
Consumer and overdrafts	-	-	-	-	345	345
Total	$720	$221	$1,740	$2,681	$1,234,841	$1,237,522

(1)	As of September 30, 2021 and June 30, 2021, loans on a COVID-19-related payment deferral are considered current.

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

As of September 30, 2021 and June 30, 2021, the Company had 8 and 12 loans, classified as TDRs totaling $1.6 million and $3.1 million, including $1.2 million and $2.7 million, respectively, of loans still accruing interest. The Company has allocated $119,000 and $121,000, respectively, of specific reserves to customers whose loan terms have been modified in TDRs as of both September 30, 2021 and June 30, 2021. As of September 30, 2021, the Company has committed to lend an additional $3,000  to customers with outstanding loans that are classified as TDRs.

The Company did not modify any loans during the three months ended September 30, 2021 or 2020 that were classified as TDRs.

There were no defaults of troubled debt restructurings occurring in the three months ended September 30, 2021 or September 30, 2020 that were modified in the twelve months prior to default.

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

During the three months ended September 30, 2021, the Company granted or extended loan payment deferrals for 5 commercial mortgage, construction and commercial loans totaling $3.7 million. In accordance with either the CARES Act (as amended) or Interagency Statement, these modifications are not considered troubled debt restructurings. The Company had 11 and 19 loans totaling $18.5 million and $27.3 million on loan payment deferral as of September 30, 2021 and June 30, 2021, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by portfolio segment is as follows (in thousands):

	September 30, 2021
	Pass	Special Mention	Substandard	Total
Residential mortgages	$217,832	$1,986	$1,917	$221,735
Commercial mortgages	821,074	1,605	15,342	838,021
Construction	10,526	1,113	-	11,639
Commercial loans	117,677	485	3,869	122,031
Home equity lines of credit	23,947	556	433	24,936
Consumer and overdrafts	394	-	-	394
Total	$1,191,450	$5,745	$21,561	$1,218,756

	June 30, 2021
	Pass	Special Mention	Substandard	Total
Residential mortgages	$219,901	$2,480	$1,924	$224,305
Commercial mortgages	809,660	1,615	15,349	826,624
Construction	9,038	1,113	-	10,151
Commercial loans	146,275	491	3,892	150,658
Home equity lines of credit	24,400	602	437	25,439
Consumer and overdrafts	345	-	-	345
Total	$1,209,619	$6,301	$21,602	$1,237,522

As of September 30, 2021, of the $18.5 million in loans in a COVID-19 related payment deferral, $8.2 million were pass-rated, with $1.7 million and $8.6 million rated special mention and substandard, respectively. As of June 30, 2021, of the $27.3 million in loans on deferral, $9.9 million were pass-rated, with $3.2 million and $14.2 million rated special mention and substandard, respectively.

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of September 30, 2021 and June 30, 2021 is as follows (in thousands):

	September 30,	June 30,
	2021	2021
Residential mortgages	$719	$720
Commercial mortgages	883	888
Home equity lines of credit	119	123
Carrying amount, net of allowance of $0	$1,721	$1,731

There was no provision for loan losses on purchased credit impaired loans during the three months ended September 30, 2021 or 2020.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Beginning balance	$130	$156
New loans acquired	-	-
Accretion income	(10)	(5)
Reclassification from non-accretable difference	-	-
Disposals	-	-
Ending balance	$120	$151

Note 5. Accumulated Other Comprehensive (Loss) Income

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2021	$137	$(3,055)	$(181)	$(3,099)
Other comprehensive loss before reclassifications	(187)	-	-	(187)
Amounts reclassified from accumulated other comprehensive income	-	38	16	54
Less tax effect	40	(9)	(3)	28
Net other comprehensive (loss) income	(147)	29	13	(105)
Balance at September 30, 2021	$(10)	$(3,026)	$(168)	$(3,204)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2020	$428	$(6,605)	$(226)	$(6,403)
Other comprehensive loss before reclassifications	(16)	-	-	(16)
Amounts reclassified from accumulated other comprehensive income	-	240	14	254
Less tax effect	3	(51)	(3)	(51)
Net other comprehensive (loss) income	(13)	189	11	187
Balance at September 30, 2020	$415	$(6,416)	$(215)	$(6,216)

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

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$131	$-	$90
Interest cost	149	17	136	24
Expected return on plan assets	(510)	-	(456)	-
Amortization of prior net loss	38	16	240	14
Settlement charges	-	-	-	-
Net periodic (benefit) cost	$(323)	$164	$(80)	$128

The Company made no contributions to the defined benefit plan during the three months ended September 30, 2021.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. On April 20, 2017, the Holding Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Holding Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% for 2021). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2021 was $10.7 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032. Dividends on allocated shares increase participant accounts and are used to purchase additional shares of stock. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

	September 30, 2021	June 30, 2021
Allocated to participants	443,528	417,902
Unearned	993,229	1,017,648
Total ESOP shares	1,436,757	1,435,550

Fair value of unearned shares	$18,315	$18,491

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2021 and 2020 was $446,000 and $301,000, respectively.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2021
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$10,861	$-	$10,861
Corporate	-	5,065	3,131	8,196
State and municipal	-	6,936	-	6,936
Mortgage-backed securities – residential	-	16,444	-	16,444
Mortgage-backed securities – commercial	-	2,578	-	2,578
Derivatives – interest rate contracts	-	4,088	-	4,088
Total assets at fair value	$-	$45,972	$3,131	$49,103

Derivatives – interest rate contracts	$-	$4,088	$-	$4,088
Total liabilities at fair value	$-	$4,088	$-	$4,088

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$313	$313
Home equity lines of credit	-	-	25	25
Total assets at fair value	$-	$-	$338	$338

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2021
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$21,816	$-	$21,816
Corporate	-	5,058	3,131	8,189
State and municipal	-	7,115	-	7,115
Mortgage-backed securities – residential	-	17,654	-	17,654
Mortgage-backed securities – commercial	-	2,613	-	2,613
Derivatives – interest rate contracts	-	4,232	-	4,232
Total assets at fair value	$-	$58,488	$3,131	$61,619

Derivatives – interest rate contracts	$-	$4,232	$-	$4,232
Total liabilities at fair value	$-	$4,232	$-	$4,232

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$312	$312
Home equity lines of credit	-	-	25	25
Total assets at fair value	$-	$-	$337	$337

There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2021 and 2020.

Impaired loans in the preceding table had a carrying amount of $457,000 and a remaining valuation allowance of $119,000, at September 30, 2021, as compared to $458,000 and $121,000, respectively, as of June 30, 2021. Impaired loans measured at fair value incurred no net charge-offs and resulted in a credit for loan losses of $2,000 during the three months ended September 30, 2021. Impaired loans measured at fair value as of September 30, 2020 incurred net recoveries of $4,000 and resulted in a credit for loan losses of $3,000 during the three months ended September 30, 2020.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at September 30, 2021 and June 30, 2021 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
September 30, 2021
Impaired loans - residential mortgages	$313	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	25	Discounted cash flow	Discount rate	5.4% to 6.3%

June 30, 2021
Impaired loans - residential mortgages	$312	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	25	Discounted cash flow	Discount rate	5.4% to 6.3%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities, none of which are held for trading purposes (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2021
Financial assets:
Cash and cash equivalents	$148,012	$148,012	$-	$-	$148,012
Investment securities held to maturity	378,510	-	350,165	31,356	381,521
Investment securities available for sale	45,015	-	41,884	3,131	45,015
Loans receivable, net	1,210,674	-	-	1,215,268	1,215,268
Accrued interest receivable	6,550	-	1,696	4,854	6,550
FHLB stock	4,506	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	4,088	-	4,088	-	4,088
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	1,142,968	1,142,968	-	-	1,142,968
Time deposits	361,669	-	366,948	-	366,948
Mortgage escrow funds	6,828	6,828	-	-	6,828
Accrued interest payable	144	1	143	-	144
FHLB advances	65,924	-	68,788	-	68,788
Derivative liabilities - interest rate contracts	4,088	-	4,088	-	4,088

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2021
Financial assets:
Cash and cash equivalents	$159,305	$159,305	$-	$-	$159,305
Investment securities held to maturity	337,584	-	305,671	36,466	342,137
Investment securities available for sale	57,387	-	54,256	3,131	57,387
Loans receivable, net	1,229,451	-	-	1,234,116	1,234,116
Accrued interest receivable	6,398	-	1,341	5,057	6,398
FHLB stock	4,507	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	4,232	-	4,232	-	4,232
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	1,116,667	1,116,667	-	-	1,116,667
Time deposits	375,015	-	380,948	-	380,948
Mortgage escrow funds	10,536	10,536	-	-	10,536
Accrued interest payable	146	1	145	-	146
FHLB advances	65,957	-	67,334	-	67,334
Derivative liabilities - interest rate contracts	4,232	-	4,232	-	4,232

The methods of determining the fair value of assets and liabilities presented in the table above are consistent with our methodologies disclosed in the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K.

Note 8. Regulatory Matters

The following is a summary of the Bank’s actual capital amounts and ratios as of September 30, 2021 and June 30, 2021, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands).

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Leverage (Tier 1)	$237,874	12.7%	$74,824	4.0%	$93,530	5.0%
Risk-based:
Common Tier 1	237,874	17.8	59,987	4.5	86,648	6.5
Tier 1	237,874	17.8	79,982	6.0	106,643	8.0
Total	246,033	18.5	106,643	8.0	133,304	10.0

June 30, 2021
Leverage (Tier 1)	$233,944	12.5%	$74,988	4.0%	$93,735	5.0%
Risk-based:
Common Tier 1	233,944	17.9	58,713	4.5	84,807	6.5
Tier 1	233,944	17.9	78,283	6.0	104,378	8.0
Total	241,825	18.5	104,378	8.0	130,472	10.0

In addition to the ratios above, the Basel III Capital Rules have established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.

Management believes that as of September 30, 2021 and June 30, 2021, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer of 2.5%. Further, the most recent

FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

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

	Three Months Ended September 30,
	2021	2020
	(dollars in thousands, except per share data)
Net income applicable to common stock	$3,614	$2,728

Average number of common shares outstanding	15,342,975	16,404,886
Less: Average unallocated ESOP shares	(1,005,432)	(1,102,048)
Average number of common shares outstanding used to calculate basic earnings per common share	14,337,543	15,302,838

Effect of equity-based awards	68,273	111
Average number of common shares outstanding used to calculate diluted earnings per common share	14,405,816	15,302,949

Earnings per common share:
Basic	$0.25	$0.18
Diluted	$0.25	$0.18

Stock options for 1,325,935 and 1,345,293 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2021 and 2020, respectively, because they were antidilutive.

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

The following table presents summary information about the interest rate swaps as of September 30, 2021 and June 30, 2021 (dollars in thousands).

	September 30,	June 30,
	2021	2021
Notional amounts	$181,815	$182,700
Weighted average pay rates	2.54%	2.55%
Weighted average receive rates	2.54%	2.55%
Weighted average maturity	8.21 years	8.46 years
Fair value of combined interest rate swaps	$-	$-

Note 11. Revenue From Contracts With Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to performance obligations in the contract.
5.	Recognize revenue when (or as) the Company satisfies a performance obligation.

The following table presents summary information about sources of revenue from contracts with customers for the periods indicated (in thousands).

	Three Months Ended September 30,
	2021	2020
Noninterest income:
Service charges on deposits	$183	$162
Interchange fees	156	131
Other fees and service charges (1)	62	29
Fees and service charges	401	322

Bank-owned life insurance (1)	192	132
Swap income (1)	-	129
Other noninterest income (1)	20	11
Total noninterest income	$613	$594

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

Note 12. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Total compensation cost that has been charged against income for the Plan was $810,000 and $829,000 for the three months ended September 30, 2021 and September 30, 2020, respectively.

Restricted Stock Awards (“RSAs”)

RSAs awarded under the Plan provide for the issuance of shares to both employees and non-employee directors. These awards generally vest over a 5-year period, with 20% vesting each year on the anniversary of the award. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,604, of which 549,467 shares were granted as of September 30, 2021.

The following table presents a summary of RSA activity during the period ended September 30, 2021.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested granted shares outstanding at July 1, 2021	322,580	$18.95
Shares granted	8,000	17.66
Shares vested	(600)	12.34
Shares forfeited	-	-
Unvested granted shares at September 30, 2021	329,980	$18.93

As of September 30, 2021, there was $4.5 million of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years.

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

The fair value of options granted during the three months ended September 30, 2021, was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	1.00%
Expected term (in years)	6.25
Expected stock price volatility	35.91%
Dividend yield	1.36%
Weighted average fair value of options granted	$5.50

Total options available for grant under the Plan are 1,816,511, of which 1,320,963 options were granted as of September 30, 2021. The following table presents a summary of activity related to stock options granted under the Plan, and changes during the period then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
	(dollars in thousands, except per share data)
Options outstanding at July 1, 2021	1,308,963	$19.00	7.4	$35
Options granted	12,000	17.66
Options expired	-	-
Options forfeited	-	-
Options exercised	-	-
Options outstanding at September 30, 2021	1,320,963	$18.98	7.1	$119

Exercisable at September 30, 2021	522,385	$19.01	7.1	$37

As of September 30, 2021, there was $2.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 13. Leases

As of September 30, 2021, the Company leases real estate for eleven branch offices and one administrative office, including its corporate headquarters, under various operating lease agreements. The Company’s leases have maturities which range from 2022 to 2041, some of which include lessee options to extend the lease term. The weighted average remaining life of the lease terms for these leases was 9.58 years as of September 30, 2021.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.39% in determining the lease liability as of September 30, 2021.

The Company made a policy election to exclude the recognition requirements of ASC 842 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. The Company had no short-term lease cost for the three months ended September 30, 2021 or 2020. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended September 30, 2021 or 2020.

Total operating lease cost was $504,000 for both, the three months ended September 30, 2021 and 2020. The right-of-use asset, included in premises and equipment, net, was $9.2 million and the corresponding lease liability, included in other liabilities was $9.5 million as of September 30, 2021.

Future minimum lease payments for the fiscal years ending June 30 and a reconciliation of undiscounted lease cash flows and the lease liability recognized in the consolidated balance sheet as of September 30, 2021 is shown below:

(dollars in thousands)
2022	$1,523
2023	1,940
2024	1,569
2025	1,276
2026	748
Thereafter	3,802
Total future minimum lease payments (undiscounted)	10,858
Discounting effect on cash flows	(1,384)
Lease liability (discounted)	$9,474

Note 14. Subsequent Events

Subsequent to September 30, 2021, and through November 2, 2021, the Company repurchased 52,071 shares of common stock, at an average cost of $18.44.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at September 30, 2021 and June 30, 2021, and results of operations for the three months ended September 30, 2021 and 2020 is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2021.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

extent, duration and severity of the COVID-19 pandemic and government action in response to the pandemic, including their impact on our business and operations, including the impact on lost fee revenue and operating expenses, as well as their effects on our customers and issuers of securities, including their ability to make timely payments on obligations, service providers, and on economies and markets more generally;

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

Additional factors that may affect our results are discussed in the annual report on Form 10-K for the fiscal year ended June 30, 2021, under the heading “Risk Factors.”

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. For additional information regarding critical accounting policies, refer to the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the June 30, 2021 Form 10-K. There have been no significant changes in our application of critical accounting policies for the three months ended September 30, 2021.

Loan Payment Deferrals

The COVID-19 pandemic has created extensive disruptions to the local economy and our customers. Through September 30, 2021, the Company has granted loan payment deferrals on 330 consumer and commercial loans whose borrowers have demonstrated financial hardship caused by COVID-19 with loan balances totaling $220.2 million. As of September 30, 2021, 11 loans totaling $18.5 million were still on deferral. Of those loans still on deferral as of September 30, 2021, $3.5 million are scheduled to resume payments prior to December 31, 2021, with the remainder scheduled to resume payments prior to January 31, 2022, however as we continue to assess our borrowers’ financial condition and individual circumstances in the coming weeks and months, additional payment deferrals may be granted.

The table below provides additional detail for those loans on deferral as of September 30, 2021 (dollar amounts in thousands):

Industry Sector:	Number of loans	Recorded Investment (1) (2)	% secured by real estate collateral	Loan-to-Value % (3)	Weighted average term of remaining deferral (in months)
Retail	3	$11,590	100.0%	59.8%	3.1
Hotels and accommodation services	1	2,013	100.0	54.8	0.1
Food service	2	3,018	100.0	48.7	1.7
All other commercial	5	1,903	89.2	70.0	2.7
Total	11	$18,524	98.9%	58.3%	2.5

(1) Includes loans classified as special mention and substandard of $1.7 million and $8.6 million, respectively.
(2) Includes $3.6 million of nonaccrual loans. All loans are considered current.
(3) Generally based on collateral values upon origination.

The table below provides additional detail regarding the type of deferral granted for those loans on deferral as of September 30, 2021 (dollar amounts in thousands):

Total
Principal only	$10,412
Interest only	1,513
Principal and interest	6,599
Total	$18,524

Comparison of Financial Condition at September 30, 2021 and June 30, 2021

Total Assets. Total assets decreased $1.8 million, or 0.1%, to $1.87 billion at September 30, 2021 from June 30, 2021. The decrease is primarily the result of decreases of $18.8 million in net loans receivable and $11.3 million in cash and cash equivalents, partially offset by a $28.6 million increase in total investment securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased $11.3 million, or 7.1%, to $148.0 million at September 30, 2021 from $159.3 million at June 30, 2021. The decrease is primarily due to a $28.5 million increase in total investment securities, an $11.1 million decrease in other liabilities and a $3.7 million decrease in mortgage escrow funds, partially offset by an $18.8 million decrease in loans receivable and a $13.0 million increase in deposits.

Securities Held to Maturity. Total securities held to maturity increased $40.9 million, or 12.1%, to $378.5 million at September 30, 2021 from $337.6 million at June 30, 2021. This increase was primarily due to increases of $27.1 million in municipal securities, $6.3 million in mortgage-backed securities, $5.5 million in corporate bonds and $2.0 million in U.S. government and agency obligations.

Securities Available for Sale. Total securities available for sale decreased $12.4 million, or 21.6%, to $45.0 million at September 30, 2021 from $57.4 million at June 30, 2021. This decrease was primarily due to decreases of $11.0 million in U.S. government and agency obligations, $1.2 million in mortgage-backed securities and a $187,000 decrease in net unrealized gains.

Net Loans Receivable. Net loans receivable decreased $18.8 million, or 1.5%, to $1.21 billion at September 30, 2021 from $1.23 billion at June 30, 2021. The decrease in loans receivable was the result of decreases of $28.6 million in commercial loans, $2.6 million in residential mortgage loans, partially offset by increases of $11.4 million in commercial mortgage loans and $1.5 million in construction loans. The decrease in commercial loans includes a decrease of $17.3 million in PPP loans, driven by paydowns and forgiveness.

Deposits. Total deposits increased $13.0 million, or 0.9%, to $1.50 billion at September 30, 2021 as compared to $1.49 billion at June 30, 2021. This increase primarily reflects increases of $30.2 million in money market accounts, and $4.3 million in NOW accounts, partially offset by decreases of $13.3 million in time deposits, $5.6 million in savings and $2.6 million in demand deposits.

Federal Home Loan Bank Advances. FHLB advances decreased $33,000 to $65.9 million at September 30, 2021 as compared to June 30, 2021. This decrease is due to repayments of long-term amortizing advances.

Total Shareholder’s Equity. Total shareholders’ equity increased $168,000 to $274.7 million at September 30, 2021 from $274.6 million at June 30, 2021.  This increase was primarily due to net income of $3.6 million and $1.3 million of stock-based compensation and reduction in unearned ESOP shares for plan shares earned during the period, partially offset by the repurchase of $3.7 million (204,335 shares) of common stock and $876,000 of cash dividends declared and paid. On February 3, 2021, a repurchase plan was authorized to repurchase up to 801,856 shares, or 5% of the Company’s then outstanding common stock. As of September 30, 2021, the Company repurchased 462,028 shares of common stock at an average cost of $17.97 per share. At September 30, 2021, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Comparison of Operating Results for the Three months ended September 30, 2021 and September 30, 2020

General. Net income increased $886,000, or 32.5%, to $3.6 million for the three months ended September 30, 2021 compared to $2.7 million for the three months ended September 30, 2020. The increase was primarily due to a $958,000 increase in net interest income, a $96,000 decrease in provision for loan losses and a $19,000 increase in noninterest income, partially offset by a $187,000 increase in income tax expense.

Net Interest Income. Net interest income increased $958,000, or 8.3%, to $12.5 million for the three months ended September 30, 2021 compared to $11.6 million for the three months ended September 30, 2020. The increase primarily reflects a $62.8 million, or 3.6%, increase in average interest-earning assets and a 13 basis point increase in the tax equivalent net interest margin to 2.82% for the three months ended September 30, 2021 compared to 2.69% for the three months ended September 30, 2020. The increase in average interest-earning assets reflects an $89.3 million increase in average investment securities and a $2.6 million increase in other interest-earning assets, partially offset by a $29.1 million decrease in average of loans receivable.

Interest and Dividend Income. Interest and dividend income decreased $301,000, or 2.1%, to $14.2 million for the three months ended September 30, 2021 compared to $14.5 million for the three months ended September 30, 2020. The decrease primarily reflects a 17 basis point decrease in the yield on total interest-earning assets, partially offset by a $62.8 million increase in total average interest-earning assets. The decline in asset yields (excluding the effect of PPP income), which resulted from lower market interest rates, has slowed in recent quarters due to a more stable yield curve and a more favorable earning asset composition.

Interest income on loans receivable decreased $440,000, or 3.5%, primarily due to a 5 basis point decrease in the average tax equivalent yield on loans receivable to 3.96% for the three months ended September 30, 2021 from 4.01% for the same period last year and a $29.1 million, or 2.3%, decrease in the average balance of loans receivable to $1.22 billion for the three months ended September 30, 2021 from $1.25 billion for the same period last year. Decreases in market interest rates have resulted in a decreased yield on loans receivable. The Company recognized PPP loan interest income and origination fee income (net of costs) of $381,000 in the current quarter, compared to $217,000 in the prior year quarter. Unearned origination fees (net of costs) on PPP loans totaled $698,000 as of September 30, 2021 and will be recognized in income over the remaining lives of the loans and the timing of such recognition is largely dependent on the timing of forgiveness.

Interest income on investment securities increased $155,000, or 8.4%, primarily due to an $89.3 million increase in the average balance of investment securities to $404.6 million for the three months ended September 30, 2021 from $315.3 million for the same period last year, partially offset by a 31 basis point decrease in the average yield on investment securities on a tax equivalent basis to 2.07% for the three months ended September 30, 2021 from 2.38% for the same period last year. The increase in the average balance of investment securities is the result of the Company utilizing excess liquidity to fund securities portfolio growth. The decrease in yield is a result of lower market interest rates.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $16,000, or 12.8%, primarily due to a 4 basis point decrease in the average yield on other interest-earning assets to 0.27% for the three months ended September 30, 2021, from 0.31% for the same period last year, partially offset by a $2.7 million increase in the average balance of other interest-earning assets to $160.7 million for the three months ended September 30, 2021 compared to $158.0 million for the three months ended September 30, 2020. The decrease in yield on other interest-earning assets was primarily due to is a decrease in market interest rates, specifically Fed Funds.

Interest Expense. Interest expense decreased $1.3 million, or 42.7%, to $1.7 million for the three months ended September 30, 2021 compared to $3.0 million for the three months ended September 30, 2020. The decrease primarily reflects a 40 basis point decrease in the average cost of interest-bearing liabilities to 0.49% for the three months ended September 30, 2021 from 0.89% for the three months ended September 30, 2020, partially offset by a $54.6 million increase in the average balance of interest-bearing liabilities to $1.36 billion for the three months ended September 30, 2021 from $1.31 billion for the same period last year.

Interest expense on interest-bearing deposits decreased $1.1 million, or 44.3%, primarily due to a 39 basis point decrease in the average cost of interest-bearing deposits to 0.41% for the three months ended September 30, 2021 from 0.80% for the same period last year, partially offset by a $94.7 million increase in the average balance to $1.30 billion for the three months ended September 30, 2021 from $1.20 billion for the three months ended September 30, 2020. The decrease in the average rate paid on interest-bearing deposits was primarily caused by a decrease in market interest rates affecting most significantly the average rates paid on time deposits and money market accounts, which decreased 64 and 17 basis points, respectively, when compared to last year. During the remainder of the current fiscal year, the Company has $27.5 million of wholesale funding maturing, comprised of FHLB advances and brokered time deposits, with a weighted average cost of 2.43%.

Interest expense on FHLB advances decreased $181,000, or 34.9%, primarily due to a $40.2 million decrease in the average balance to $65.9 million for the three months ended September 30, 2021 from $106.1 million for the three months ended September 30, 2020, partially offset by a 9 basis point increase in the average cost to 2.03% for the three months ended September 30, 2021 from 1.94% for the three months ended September 30, 2020. The decrease in the cost of FHLB funds is due to the maturity of higher-costing advances.

Provision for Loan Losses. The provision for loan losses was $13,000 for the three months ended September 30, 2021, compared to $109,000 for the three months ended September 30, 2020. The decrease is primarily due to a decrease in the loan portfolio. Recoveries, net of charge-offs, were $265,000 for the three months ended September 30, 2021 compared to charge-offs, net of recoveries, of $76,000 for the three months ended September 30, 2020, respectively. Non-performing loans as a percent of total loans receivable (excluding PPP loans) were 0.48% as of September 30, 2021, unchanged compared to June 30, 2021. Loans on a COVID-19 related payment deferral totaled $18.5 million, or 1.52% of gross loans, as of September 30, 2021, compared to $27.3 million, or 2.21% of gross loans, as of June 30, 2021.

Noninterest Income. Noninterest income increased $19,000, or 3.2%, to $613,000 for the three months ended September 30, 2021 compared to same period last year. The increase was caused primarily by increases of $79,000 in fees and service charges, $60,000 in bank-owned life insurance income and $9,000 in all other noninterest income, partially offset by a $129,000 decrease in swap income. The increase in fees and service charges compared to the same period last year was partially the result of the waiver in the prior year of certain overdraft fees, ATM usage fees, wire and CD early withdrawal fees in response to COVID-19, as well an increase in debit card and interchange income. For the three months ended September 30, 2021, noninterest income includes net gains on the sale of loans of $6,000, compared to none for the same period last year.

Noninterest Expense. Noninterest expense of $8.6 million for the three months ended September 30, 2021 was unchanged compared to the three months ended September 30, 2020.

Income Tax Expense. Income tax expense increased $187,000, or 26.3%, for the three months ended September 30, 2021 in comparison to the three months ended September 30, 2020. The increase was caused by higher pre-tax income, partially offset by a lower effective tax rate. The effective income tax rate was 19.9% for the three months ended September 30, 2021 as compared to 20.7% for the three months ended September 30, 2020, with the decrease largely driven by an increase in tax-exempt interest income on municipal investments.

Average Balance Sheet and Interest Rates.

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average tax equivalent yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material (dollars in thousands).

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:
Loans receivable (1)	$1,223,532	$12,107	3.96%	$1,252,595	$12,547	4.01%
Investment securities (1)	404,565	2,011	2.07	315,292	1,856	2.38
Other interest-earning assets	160,659	109	0.27	158,038	125	0.31
Total interest-earning assets	1,788,756	14,227	3.20	1,725,925	14,528	3.37
Non-interest-earning assets	76,375			71,926
Total assets	$1,865,131			$1,797,851

Liabilities and equity:
NOW accounts	$182,531	70	0.15	$149,466	89	0.24
Money market accounts	350,575	186	0.21	250,297	238	0.38
Savings accounts and escrow	397,292	113	0.11	360,091	202	0.22
Time deposits	367,641	985	1.06	443,487	1,903	1.70
Total interest-bearing deposits	1,298,039	1,354	0.41	1,203,341	2,432	0.80
FHLB advances	65,935	338	2.03	106,067	519	1.94
Total interest-bearing liabilities	1,363,974	1,692	0.49	1,309,408	2,951	0.89
Non-interest-bearing deposits	207,806			184,085
Other non-interest-bearing liabilities	19,943			28,958
Total liabilities	1,591,723			1,522,451
Total shareholders' equity	273,408			275,400
Total liabilities and shareholders' equity	$1,865,131			$1,797,851

Net interest income		$12,535			$11,577
Interest rate spread - tax equivalent (2)			2.71			2.48
Net interest margin - tax equivalent (3)			2.82			2.69
Average interest-earning assets to interest-bearing liabilities	131.14%			131.81%

(1)

Tax exempt yield is shown on a tax equivalent basis for proper comparison using statutory federal income tax rate of 21% for all periods presented. See reconciliation of GAAP to non-GAAP measures in the table below.

(2)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average interest-earning assets. See reconciliation of GAAP to non-GAAP measures in the table below.

The following table presents information regarding tax equivalent adjustment used in the calculation of certain financial metrics (in thousands).

	Three Months Ended September 30,
	2021	2020
Total interest income	$14,227	$14,528
Total interest expense	1,692	2,951
Net interest income (GAAP)	12,535	11,577
Tax equivalent adjustment	89	33
Net interest income - tax equivalent (non-GAAP)	$12,624	$11,610

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume (in thousands).

	Three Months Ended September 30,
	2021 versus 2020
	Rate	Volume	Net
Interest income:
Loans receivable	$(251)	$(189)	$(440)
Investment securities	(343)	498	155
Other interest-earning assets	(16)	-	(16)
Total interest-earning assets	(610)	309	(301)

Interest expense:
NOW accounts	(36)	17	(19)
Money market accounts	(127)	75	(52)
Savings and escrow accounts	(107)	18	(89)
Time deposits	(630)	(288)	(918)
FHLB advances	22	(203)	(181)
Total interest-bearing liabilities	(878)	(381)	(1,259)

Net increase in net interest income	$268	$690	$958

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

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at September 30, 2021 and June 30, 2021. All estimated changes presented in the table are within the policy limits approved by our Board of Directors (dollars in thousands).

	NPV			NPV as Percent of Portfolio Value of Assets
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
September 30, 2021:
200	$269,318	$(39,868)	(12.9)%	15.21%	(132)
100	290,936	(18,250)	(5.9)	15.98	(55)
-	309,186	-	-	16.53	-
(50)	329,936	20,750	6.7	17.35	82
(100)	356,452	47,266	15.3	18.45	192

June 30, 2021:
200	$270,679	$(37,814)	(12.3)%	15.21%	(122)
100	291,715	(16,778)	(5.4)	15.95	(48)
-	308,493	-	-	16.43	-
(50)	324,999	16,506	5.4	17.06	63
(100)	346,539	38,046	12.3	17.94	151

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2021, cash and cash equivalents totaled $148.0 million, a decrease from $159.3 million as of June 30, 2021. Unpledged securities classified as available for sale, which provide an additional source of liquidity, totaled $27.9 million at September 30, 2021, a decrease from $28.9 million as of June 30, 2021.

We had the ability to borrow up to $368.1 million from the FHLB of New York, at September 30, 2021 of which $65.9 million was outstanding as of September 30, 2021. Additionally, as of September 30, 2021, we had an available line of credit with the FRB of New York’s discount window program of $100.3 million, and $25.0 million of fed funds lines of credit, neither of which had outstanding balances as of September 30, 2021.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing sources detailed above.

We had $63.1 million of loan commitments outstanding as of September 30, 2021 and $176.6 million of approved, but unadvanced, funds to borrowers. We also had $3.2 million in outstanding letters of credit at September 30, 2021.

Time deposits due within one year of September 30, 2021 totaled $220.6 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at September 30, 2021. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Holding Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders, to repurchase shares of its common stock and for other corporate purposes. The Holding Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Holding Company is governed by applicable law and regulations. At September 30, 2021, the Holding Company (on an unconsolidated, stand-alone basis) had liquid assets of $22.7 million.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the NYSDFS and the FDIC. At September 30, 2021, the Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 8 to the accompanying unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk."

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2021, the Company was not involved in any legal proceedings the outcome of which it believes would be material to its consolidated financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission. As of September 30, 2021, except for the additional risk factor described below, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2021.

Any future action by the U.S. Congress to amend federal tax laws and regulations could impact our future profitability and change the value of our net deferred tax asset causing a corresponding charge against earnings.

The net deferred tax asset reported on our balance sheet represents the net amount of income taxes expected to be received upon the reversal of temporary differences between the bases of assets and liabilities as measured by enacted tax laws, and their bases as reported in the financial statements. As of September 30, 2021, our net deferred tax asset was computed using the federal statutory rate of 21%. Additionally, the Company’s effective tax rate was 19.9% for the three months ended September 30, 2021.

The President of the United States and members of Congress have announced plans to pursue tax law changes including raising the federal corporate income tax rate from its current level of 21%. If these plans ultimately result in the enactment of new laws raising the corporate income tax rate, our net deferred tax asset would need to be re-measured. This could result in an increase to the deferred tax asset in the period of the law change and a corresponding credit to earnings but could be offset by an increase to the income tax provision in the year of enactment and future years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

(a)	Not applicable
(b)	Not applicable
(c)	On February 3, 2021, a repurchase program was authorized by the Board of Directors to repurchase up to 801,856 shares, or 5.0% of the Company’s then outstanding common stock.

The following table presents information regarding stock repurchases by the Company during the quarter ended September 30, 2021.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2021 through July 31, 2021	88,029	$18.34	88,029	456,060
August 1, 2021 through August 31, 2021	43,341	18.30	43,341	412,719
September 1, 2021 through September 30, 2021	72,891	18.01	72,891	339,828
Total	204,261	$18.21	204,261

Subsequent to September 30, 2021, and through November 2, 2021, the Company repurchased 52,071 shares of common stock, at an average cost of $18.44 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of PCSB Financial Corporation (1)

3.2	Bylaws of PCSB Financial Corporation (2)

10.1	Amended and Restated PCSB Bank Supplemental Life Insurance Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

PCSB FINANCIAL CORPORATION

Date: November 5, 2021	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: November 5, 2021	/s/ Jeffrey M. Helf
Jeffrey M. Helf
Senior Vice President and Chief Financial Officer