Form 10-Q
period 2021-12-31
PCSB Financial Corp
filed 2022-02-04
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

15,334,857 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of February 2, 2022.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	December 31,	June 30,
	2021	2021
ASSETS
Cash and due from banks	$113,499	$152,070
Federal funds sold	6,840	7,235
Total cash and cash equivalents	120,339	159,305
Held to maturity debt securities, at amortized cost (fair value of $389,814 and $342,137, respectively)	390,312	337,584
Available for sale debt securities, at fair value	43,687	57,387
Total investment securities	433,999	394,971
Loans receivable, net of allowance for loan losses of $8,429 and $7,881, respectively	1,243,646	1,229,451
Loans receivable held for sale	1,452	-
Accrued interest receivable	6,509	6,398
FHLB stock	4,167	4,507
Premises and equipment, net	19,550	21,099
Deferred tax asset, net	2,327	2,552
Bank-owned life insurance	35,951	35,568
Goodwill	6,106	6,106
Other intangible assets	119	151
Other assets	13,956	14,827
Total assets	$1,888,121	$1,874,935
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,307,359	$1,272,610
Non-interest bearing deposits	215,708	219,072
Total deposits	1,523,067	1,491,682
Mortgage escrow funds	10,880	10,536
Advances from FHLB	58,390	65,957
Other liabilities	20,950	32,200
Total liabilities	1,613,287	1,600,375
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2021 and June 30, 2021)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,703,577 shares issued as of both December 31, 2021 and June 30, 2021, and 15,337,979 and 15,770,645 shares outstanding as of December 31, 2021 and June 30, 2021, respectively)	187	187
Additional paid in capital	191,826	189,926
Retained earnings	157,146	150,987
Unearned compensation - ESOP	(9,688)	(10,176)
Accumulated other comprehensive loss, net of income taxes	(3,353)	(3,099)
Treasury stock, at cost (3,365,598 and 2,932,932 shares as of December 31, 2021 and June 30, 2021, respectively)	(61,284)	(53,265)
Total shareholders' equity	274,834	274,560
Total liabilities and shareholders' equity	$1,888,121	$1,874,935

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Interest and dividend income
Loans receivable	$12,651	$12,182	$24,758	$24,729
Investment securities	2,131	1,933	4,142	3,789
Federal funds and other	88	110	197	235
Total interest and dividend income	14,870	14,225	29,097	28,753
Interest expense
Deposits and escrow interest	1,292	2,158	2,646	4,590
FHLB advances	320	520	658	1,039
Total interest expense	1,612	2,678	3,304	5,629
Net interest income	13,258	11,547	25,793	23,124
Provision for loan losses	264	107	277	216
Net interest income after provision for loan losses	12,994	11,440	25,516	22,908
Noninterest income
Fees and service charges	407	363	808	685
Bank-owned life insurance	191	129	383	261
Gain on sale of premises	548	-	548	-
Net gains on sales of loans receivable	41	-	47	-
Swap income	-	238	-	367
Other	8	13	22	24
Total noninterest income	1,195	743	1,808	1,337
Noninterest expense
Salaries and employee benefits	5,843	5,520	11,616	11,127
Occupancy and equipment	1,348	1,374	2,701	2,692
Communication and data processing	526	446	1,053	1,022
Professional fees	420	503	813	903
Postage, printing, stationery and supplies	182	167	325	306
FDIC assessment	121	122	246	235
Advertising	100	100	200	200
Amortization of intangible assets	16	20	32	40
Other operating expenses	249	439	443	790
Total noninterest expense	8,805	8,691	17,429	17,315
Net income before income tax expense	5,384	3,492	9,895	6,930
Income tax expense	1,096	798	1,993	1,508
Net income	$4,288	$2,694	$7,902	$5,422
Earnings per common share:
Basic	$0.30	$0.18	$0.55	$0.36
Diluted	$0.30	$0.18	$0.55	$0.36
Weighted average common shares outstanding:
Basic	14,236,473	14,888,528	14,287,009	15,094,982
Diluted	14,281,232	14,889,020	14,349,272	15,094,982

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net income	$4,288	$2,694	$7,902	$5,422

Other comprehensive income:
Unrealized (losses) gains on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	(243)	(3)	(430)	(19)
Reclassification adjustment for gains realized in net income	-	-	-	-
Net change in unrealized gains/losses	(243)	(3)	(430)	(19)
Tax effect	51	1	91	4
Net of tax	(192)	(2)	(339)	(15)

Defined benefit pension plan:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	37	332	75	572
Net change in unrealized gains/losses	37	332	75	572
Tax effect	(7)	(69)	(16)	(120)
Net of tax	30	263	59	452

Supplemental retirement plans:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	16	14	32	28
Net change in unrealized gains/losses	16	14	32	28
Tax effect	(3)	(4)	(6)	(7)
Net of tax	13	10	26	21

Total other comprehensive (loss) income	(149)	271	(254)	458

Comprehensive income	$4,139	$2,965	$7,648	$5,880

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share and per share data)

							Accumulated
	Number of		Additional		Unallocated	Treasury	Other	Total
	Common	Common	Paid-In	Retained	Common Stock	Stock,	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	of ESOP	at cost	Loss	Equity
Balance at July 1, 2021	15,770,645	$187	$189,926	$150,987	$(10,176)	$(53,265)	$(3,099)	$274,560
Net income	-	-	-	3,614	-	-	-	3,614
Other comprehensive loss	-	-	-	-	-	-	(105)	(105)
Common stock dividends declared ($0.06 per share)	-	-	-	(876)	-	-	-	(876)
Repurchase of common stock	(204,261)	-	-	-	-	(3,720)	-	(3,720)
Restricted stock awards granted	8,000	-	(145)	-	-	145	-	-
Shares withheld related to income tax withholding	(74)	-	-	-	-	(1)	-	(1)
Stock-based compensation	-	-	810	-	-	-	-	810
ESOP shares committed to be released (24,419 shares)	-	-	202	-	244	-	-	446
Balance at September 30, 2021	15,574,310	$187	$190,793	$153,725	$(9,932)	$(56,841)	$(3,204)	$274,728
Net income	-	-	-	4,288	-	-	-	4,288
Other comprehensive loss	-	-	-	-	-	-	(149)	(149)
Common stock dividends declared ($0.06 per share)	-	-	-	(867)	-	-	-	(867)
Repurchase of common stock	(217,411)	-	-	-	-	(4,084)	-	(4,084)
Shares withheld related to income tax withholding	(18,920)	-	-	-	-	(359)	-	(359)
Stock-based compensation	-	-	820	-	-	-	-	820
ESOP shares committed to be released (24,419 shares)	-	-	213	-	244	-	-	457
Balance at December 31, 2021	15,337,979	$187	$191,826	$157,146	$(9,688)	$(61,284)	$(3,353)	$274,834

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

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six Months Ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$7,902	$5,422
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	277	216
Depreciation and amortization	1,476	1,486
Amortization of net premiums on securities and net deferred loan origination costs	81	507
Net (increase) decrease in accrued interest receivable	(111)	763
Net gains on sales of loans receivable	(47)	-
Gain on sale of premises	(548)	-
Stock-based compensation	1,630	1,651
ESOP compensation	903	661
Earnings from cash surrender value of BOLI	(383)	(261)
Originations of loans receivable held for sale	(4,580)	-
Proceeds from loans receivable held for sale	3,175	-
Net accretion of purchase accounting adjustments	(64)	(137)
Other adjustments, principally net changes in other assets and liabilities	(6)	(1,586)
Net cash provided by operating activities	9,705	8,722
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(102,698)	(40,116)
Available for sale	-	(20,377)
Maturities, calls and amortization of investment securities:
Held to maturity	39,606	48,403
Available for sale	13,175	14,407
Loan (originations) repayments, net	(14,002)	23,442
Net redemption of FHLB stock	340	3
Sale (purchase) of bank premises and equipment	653	(117)
Net cash (used in) provided by investing activities	(62,926)	25,645
FINANCING ACTIVITIES
Net increase in deposits	31,385	4,032
Repayment of long-term FHLB advances	(7,567)	(66)
Net decrease in mortgage escrow funds	344	487
Common stock dividends paid	(1,743)	(1,238)
Repurchase of shares from employees for income tax withholding purpose	(360)	(303)
Repurchase of common stock	(7,804)	(11,040)
Net cash provided by (used in) financing activities	14,255	(8,128)
Net (decrease) increase in cash and cash equivalents	(38,966)	26,239
Cash and cash equivalents at beginning of period	159,305	136,302
Cash and cash equivalents at end of period	$120,339	$162,541

Supplemental information:
Cash paid for:
Interest	$3,323	$5,635
Income taxes	1,507	2,715
Transfers from premises and equipment to other assets	398	-

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At December 31, 2021, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended, and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

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

Loans Receivable Held For Sale: Loans receivable held for sale are those loans which management has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value. Net unrealized losses, if any, are recognized by a valuation allowance through a charge to noninterest income. Realized gains and losses on the sale of loans are recognized on the trade date and are determined by the difference between the sale proceeds and the carrying value of the loans.

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

Assets Held For Sale: Assets held for sale are those assets which management has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or fair value, less estimated costs to sell, in the period in which the held for sale criteria are met and every subsequent period until the asset is sold. The carrying amount of the asset is adjusted for subsequent increases or decreases in its fair value, less estimated cost to sell, except that any subsequent increase cannot exceed the cumulative loss previously recognized. Such assets are not depreciated or amortized while they are classified as held for sale. Realized gains and losses on the sale of the asset is recognized when the asset is sold and is determined by the difference between the sale proceeds and the carrying value of the asset. Assets classified as held for sale totaled $1.5 million as of both December 31, 2021 and June 30, 2021 and are included in other assets on the consolidated balance sheet. During the three and six months ended December 31, 2021, the Company sold $398,000 in assets held for sale resulting in gains on sale of $548,000.

Risks and Uncertainties:

The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. Governments, businesses, and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including vaccination mandates, quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 on the economy continue to evolve and are not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.

Many of the emergency actions taken to mitigate the effects of the pandemic have since been reduced or eliminated, resulting in an improved local and national economic environment, however the ultimate financial impact of the pandemic on our borrowers, and therefore on our credit quality and financial performance, is still unknown at this time. The pandemic may continue to adversely impact consumers and several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include, but are not limited to, the valuation impairments of the Company’s intangible assets, investments, loans receivable, or deferred tax assets. Additionally, it is reasonably possible that the Company’s allowance for loan loss estimate as of December 31, 2021 could change in the near term and could result in a material change to the Company’s provision for loan losses, earnings and capital.

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

Future Application of Accounting Pronouncements Previously Issued

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 which affects entities holding financial assets that are not accounted for at fair value through net income, including loans, debt securities, and other financial assets. The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by recording an allowance for current expected credit losses. In October 2019, the FASB unanimously voted to delay the implementation of the standard for three years for certain companies, including small reporting companies (as defined by the SEC), non-SEC public companies and private companies. The Company currently qualifies as a small reporting company and is subject to the delayed implementation. Therefore, the amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2023, including interim periods within that fiscal year. The Company is actively working through the provisions of the Update. Management has established a steering committee which is identifying the methodologies and the additional data requirements necessary to implement the Update and has engaged a third-party software service provider to assist in the Company's implementation. Management is currently evaluating the impact that ASU 2016-13 will have on the Company’s consolidated financial position, results of operations and disclosures.

The FASB issued ASU 2020-04 “Reference Rate Reform” and ASU 2021-01 “Reference Rate Reform Scope” which collectively address accounting considerations related to the expected discontinuation of LIBOR as a reference rate for financial contracts. These Updates provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform (codified in ASC 848). They include optional expedients related to contract modifications that allow an entity to account for modifications (if certain criteria are met) as if the modifications were only minor (assets within the scope of ASC 310, Receivables), were not substantial (assets within the scope of ASC 470, Debt) and/or did not result in remeasurements or reclassifications (assets within the scope of ASC 842, Leases, and other Topics) of the existing contract. They also include optional expedients and exceptions for contract modifications and hedge accounting that apply to derivative instruments impacted by the market-wide discounting transition. The Updates also allow for a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. The guidance in these ASUs are effective as of March 12, 2020 through December 31, 2022. The Company has not yet elected to apply the practical expedients contained in these Updates and does not expect significant impact to the consolidated financial statements upon adoption.

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity debt securities at December 31, 2021 and June 30, 2021 were as follows (in thousands):

	December 31, 2021
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government and agency obligations	$10,936	$-	$(206)	$10,730
Corporate	8,002	165	-	8,167
State and municipal	7,041	71	(120)	6,992
Mortgage-backed securities – residential	15,511	84	(311)	15,284
Mortgage-backed securities – commercial	2,453	61	-	2,514
Total available for sale	$43,943	$381	$(637)	$43,687
Held to maturity:
U.S. Government and agency obligations	$39,995	$104	$(367)	$39,732
Corporate	52,091	1,247	(100)	53,238
State and municipal	87,568	342	(1,625)	86,285
Mortgage-backed securities – residential	105,968	1,867	(523)	107,312
Mortgage-backed securities – collateralized mortgage obligations	25,304	165	(441)	25,028
Mortgage-backed securities – commercial	79,386	536	(1,703)	78,219
Total held to maturity	$390,312	$4,261	$(4,759)	$389,814

	June 30, 2021
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government and agency obligations	$21,931	$6	$(121)	$21,816
Corporate	8,013	176	-	8,189
State and municipal	7,041	104	(30)	7,115
Mortgage-backed securities – residential	17,738	148	(232)	17,654
Mortgage-backed securities – commercial	2,490	123	-	2,613
Total available for sale	$57,213	$557	$(383)	$57,387
Held to maturity:
U.S. Government and agency obligations	$33,994	$202	$(84)	$34,112
Corporate	43,605	1,312	(38)	44,879
State and municipal	57,625	440	(248)	57,817
Mortgage-backed securities – residential	96,181	2,713	(107)	98,787
Mortgage-backed securities – collateralized mortgage obligations	33,300	376	(328)	33,348
Mortgage-backed securities – commercial	72,879	937	(622)	73,194
Total held to maturity	$337,584	$5,980	$(1,427)	$342,137

No securities were sold during the three or six months ended December 31, 2021 or 2020.

The following table presents the fair value and carrying amount of debt securities at December 31, 2021, by contractual maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
1 year or less	$5,121	$5,222	$3,002	$3,008
1 to 5 years	45,969	45,617	5,000	4,990
5 to 10 years	43,476	44,575	10,936	10,899
over 10 years	81,203	79,771	7,041	6,992
Mortgage-backed securities and other	214,543	214,629	17,964	17,798
Total	$390,312	$389,814	$43,943	$43,687

Securities pledged had carrying amounts of $151.6 million and $180.1 million at December 31, 2021 and June 30, 2021, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2021 and June 30, 2021 (in thousands):

	December 31, 2021
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government and agency obligations	$10,730	$(206)	$-	$-	$10,730	$(206)
State and municipal	1,918	(91)	981	(29)	2,899	(120)
Mortgage-backed securities – residential	5,843	(146)	5,125	(165)	10,968	(311)
Total available for sale	$18,491	$(443)	$6,106	$(194)	$24,597	$(637)
Held to maturity:
U.S. Government and agency obligations	$31,627	$(367)	$-	$-	$31,627	$(367)
Corporate	9,900	(100)	-	-	9,900	(100)
State and municipal	61,699	(1,625)	-	-	61,699	(1,625)
Mortgage-backed securities – residential	51,441	(523)	-	-	51,441	(523)
Mortgage-backed securities – collateralized mortgage obligations	13,543	(440)	89	(1)	13,632	(441)
Mortgage-backed securities – commercial	62,956	(1,671)	1,006	(32)	63,962	(1,703)
Total held to maturity	$231,166	$(4,726)	$1,095	$(33)	$232,261	$(4,759)

	June 30, 2021
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
U.S. Government and agency obligations	$14,811	$(121)	$-	$-	$14,811	$(121)
State and municipal	2,990	(30)	-	-	2,990	(30)
Mortgage-backed securities – residential	9,615	(222)	1,339	(10)	10,954	(232)
Total available for sale	$27,416	$(373)	$1,339	$(10)	$28,755	$(383)
Held to maturity
U.S. Government and agency obligations	$19,409	$(84)	$-	$-	$19,409	$(84)
Corporate	2,488	(13)	4,975	(25)	7,463	(38)
State and municipal	19,980	(248)	-	-	19,980	(248)
Mortgage-backed securities – residential	30,335	(107)	-	-	30,335	(107)
Mortgage-backed securities – collateralized mortgage obligations	15,133	(328)	-	-	15,133	(328)
Mortgage-backed securities – commercial	47,580	(622)	-	-	47,580	(622)
Total held to maturity	$134,925	$(1,402)	$4,975	$(25)	$139,900	$(1,427)

As of December 31, 2021, the Company’s securities portfolio consisted of $434.0 million in securities, of which 154 securities with a fair value of $256.9 million were in an unrealized/unrecognized loss position. Non-U.S. government and agency obligations are internally pass rated and are subject to quarterly credit monitoring.

There were no securities for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of December 31, 2021 or June 30, 2021. Management believes the unrealized losses are primarily a result of changes in market interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of December 31, 2021 or June 30, 2021.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	December 31,	June 30,
	2021	2021
Mortgage loans:
Residential	$212,817	$224,305
Commercial	867,581	826,624
Construction	11,857	10,151
Net deferred loan origination (fees) costs	(18)	196
Total mortgage loans	1,092,237	1,061,276
Commercial and consumer loans:
Commercial loans	135,055	150,658
Home equity lines of credit	24,142	25,439
Consumer and overdrafts	356	345
Net deferred loan origination costs (fees)	285	(386)
Total commercial and consumer loans	159,838	176,056
Total loans receivable	1,252,075	1,237,332
Allowance for loan losses	(8,429)	(7,881)
Loans receivable, net	$1,243,646	$1,229,451

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31, 2021
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$326	$(9)	$-	$2	$319
Commercial mortgages	6,569	284	-	-	6,853
Construction	127	2	-	-	129
Commercial loans	1,072	(18)	-	13	1,067
Home equity lines of credit	53	(4)	-	2	51
Consumer and overdrafts	12	9	(11)	-	10
Total	$8,159	$264	$(11)	$17	$8,429

	Three Months Ended December 31, 2020
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$342	$(12)	$-	$4	$334
Commercial mortgages	6,966	(94)	-	-	6,872
Construction	173	32	-	-	205
Commercial loans	1,121	179	(119)	20	1,201
Home equity lines of credit	63	(4)	-	2	61
Consumer and overdrafts	7	6	(9)	-	4
Total	$8,672	$107	$(128)	$26	$8,677

	Six Months Ended December 31, 2021
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$337	$(22)	$-	$4	$319
Commercial mortgages	6,435	418	-	-	6,853
Construction	102	27	-	-	129
Commercial loans	948	(161)	(100)	380	1,067
Home equity lines of credit	54	(7)	-	4	51
Consumer and installment loans	5	22	(18)	1	10
Total	$7,881	$277	$(118)	$389	$8,429

	Six Months Ended December 31, 2020
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$373	$(45)	$-	$6	$334
Commercial mortgages	6,913	(41)	-		6,872
Construction	165	40	-		205
Commercial loans	1,124	250	(224)	51	1,201
Home equity lines of credit	60	(3)	-	4	61
Consumer and installment loans	4	15	(17)	2	4
Total	$8,639	$216	$(241)	$63	$8,677

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of December 31, 2021 and June 30, 2021 (in thousands):

	December 31, 2021
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential mortgages	$1,743	$210,653	$421	$212,817	$111	$208	$-	$319
Commercial mortgages	3,582	863,125	874	867,581	-	6,853	-	6,853
Construction	1,113	10,744	-	11,857	-	129	-	129
Commercial loans	654	134,401	-	135,055	-	1,067	-	1,067
Home equity lines of credit	374	23,653	115	24,142	8	43	-	51
Consumer and overdrafts	-	356	-	356	-	10	-	10
Total	$7,466	$1,242,932	$1,410	$1,251,808	$119	$8,310	$-	$8,429

	June 30, 2021
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential mortgages	$2,356	$221,229	$720	$224,305	$113	$224	$-	$337
Commercial mortgages	3,582	822,154	888	826,624	-	6,435	-	6,435
Construction	-	10,151	-	10,151	-	102	-	102
Commercial loans	1,707	148,951	-	150,658	-	948	-	948
Home equity lines of credit	414	24,902	123	25,439	8	46	-	54
Consumer and overdrafts	-	345	-	345	-	5	-	5
Total	$8,059	$1,227,732	$1,731	$1,237,522	$121	$7,760	$-	$7,881

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by portfolio segment as of December 31, 2021 and June 30, 2021 (in thousands):

	December 31, 2021			June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential mortgages	$1,370	$1,323	$-	$2,044	$1,931	$-
Commercial mortgages	3,582	3,582	-	3,582	3,582	-
Construction	1,113	1,113	-	-	-	-
Commercial loans	666	654	-	1,878	1,707	-
Home equity lines of credit	314	339	-	358	381	-
With an allowance recorded:
Residential mortgages	358	420	111	363	425	113
Home equity lines of credit	35	35	8	33	33	8
Total	$7,438	$7,466	$119	$8,258	$8,059	$121

The tables below present the average recorded investment and interest income recognized on loans individually evaluated for impairment, by portfolio segment, for the three and six months ended December 31, 2021 and 2020 (in thousands):

	Three months ended		Three months ended
	December 31, 2021		December 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgages	$1,916	$23	$1,873	$12
Commercial mortgages	3,582	-	-	-
Construction	278	18	-	-
Commercial loans	355	9	1,769	48
Home equity lines of credit	339	-	379	1
With an allowance recorded:
Residential mortgages	420	4	428	4
Commercial loans	-	-	15	-
Home equity lines of credit	34	-	29	-
Total	$6,924	$54	$4,493	$65

	Six Months Ended		Six Months Ended
	December 31, 2021		December 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgages	$1,925	$30	$1,935	$20
Commercial mortgages	3,582	-	-	-
Construction	159	36	-	-
Commercial loans	726	206	1,789	97
Home equity lines of credit	345	2	383	1
With an allowance recorded:
Residential mortgages	422	7	429	7
Commercial loans	-	-	15	-
Home equity lines of credit	34	-	21	-
Total	$7,193	$281	$4,572	$125

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by portfolio segment, as of December 31, 2021 and June 30, 2021 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	December 31,	June 30,	December 31,	June 30,
	2021	2021	2021	2021
Residential mortgages	$789	$1,391	$-	$-
Commercial mortgages	3,582	3,582	1,655	411
Construction	1,113	-	-	-
Commercial loans	400	-	-	-
Home equity lines of credit	339	381	-	-
Consumer and overdrafts	-	-	12	-
Total	$6,223	$5,354	$1,667	$411

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $356,000 and $368,000 as of December 31, 2021 and June 30, 2021, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by portfolio segment as of December 31, 2021 and June 30, 2021 (in thousands):

	December 31, 2021
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total
Residential mortgages	$259	$193	$669	$1,121	$211,696	$212,817
Commercial mortgages	539	-	1,655	2,194	865,387	867,581
Construction	-	-	1,113	1,113	10,744	11,857
Commercial loans	-	47	400	447	134,608	135,055
Home equity lines of credit	-	18	339	357	23,785	24,142
Consumer and overdrafts	-	-	12	12	344	356
Total	$798	$258	$4,188	$5,244	$1,246,564	$1,251,808

	June 30, 2021
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total
Residential mortgages	$198	$126	$948	$1,272	$223,033	$224,305
Commercial mortgages	453	-	411	864	825,760	826,624
Construction	-	-	-	-	10,151	10,151
Commercial loans	69	76	-	145	150,513	150,658
Home equity lines of credit	-	19	381	400	25,039	25,439
Consumer and overdrafts	-	-	-	-	345	345
Total	$720	$221	$1,740	$2,681	$1,234,841	$1,237,522

(1)	As of December 31, 2021 and June 30, 2021, loans on a COVID-19-related payment deferral are considered current.

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings (“TDR’s”). The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. All TDRs are considered impaired loans.

As of December 31, 2021 and June 30, 2021, the Company had 8 and 12 loans, classified as TDRs totaling $1.6 million and $3.1 million, including $1.2 million and $2.7 million, respectively, of loans still accruing interest. The Company has allocated $119,000 and $121,000, respectively, of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2021 and June 30, 2021. As of December 31, 2021, the Company has committed to lend an additional $1,000  to customers with outstanding loans that are classified as TDRs.

The Company did not modify any loans during the three or six months ended December 31, 2021 or 2020 that were classified as TDRs.

There were no defaults of TDRs occurring in the three or six months ended December 31, 2021 or December 31, 2020 that were modified in the twelve months prior to default.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the termination of the national emergency declared relating to COVID-19. This legislation expired on January 1, 2022. Additionally, on April 7, 2020, the banking agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), to encourage banks to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40, “Troubled Debt Restructurings by Creditors,” apply to certain COVID-19-related modifications.

During the three and six months ended December 31, 2021, the Company granted or extended loan payment deferrals for 3 and 5 residential mortgage, commercial mortgage, and commercial loans totaling $3.9 million and $5.9 million, respectively. In accordance with either the CARES Act (as amended) or Interagency Statement, these modifications are not considered TDRs. The Company had 7 and 19 loans totaling $13.7 million and $27.3 million on loan payment deferral as of December 31, 2021 and June 30, 2021, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by portfolio segment is as follows (in thousands):

	December 31, 2021
	Pass	Special Mention	Substandard	Total
Residential mortgages	$210,945	$262	$1,610	$212,817
Commercial mortgages	847,434	3,163	16,984	867,581
Construction	10,744	1,113	-	11,857
Commercial loans	130,602	607	3,846	135,055
Home equity lines of credit	23,628	84	430	24,142
Consumer and overdrafts	356	-	-	356
Total	$1,223,709	$5,229	$22,870	$1,251,808

	June 30, 2021
	Pass	Special Mention	Substandard	Total
Residential mortgages	$219,901	$2,480	$1,924	$224,305
Commercial mortgages	809,660	1,615	15,349	826,624
Construction	9,038	1,113	-	10,151
Commercial loans	146,275	491	3,892	150,658
Home equity lines of credit	24,400	602	437	25,439
Consumer and overdrafts	345	-	-	345
Total	$1,209,619	$6,301	$21,602	$1,237,522

As of December 31, 2021, of the $13.7 million in loans in a COVID-19 related payment deferral, $8.3 million were pass-rated, with $185,000 and $5.3 million rated special mention and substandard, respectively. As of June 30, 2021, of the $27.3 million in loans on deferral, $9.9 million were pass-rated, with $3.2 million and $14.2 million rated special mention and substandard, respectively.

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of December 31, 2021 and June 30, 2021 is as follows (in thousands):

	December 31,	June 30,
	2021	2021
Residential mortgages	$421	$720
Commercial mortgages	874	888
Home equity lines of credit	115	123
Carrying amount, net of allowance of $0	$1,410	$1,731

There was no provision for loan losses on purchased credit impaired loans during the three and six months ended December 31, 2021 or 2020.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Beginning balance	$120	$151	$130	$156
New loans acquired	-	-	-	-
Accretion income	(19)	(4)	(29)	(9)
Reclassification from non-accretable difference	-	-	-	-
Disposals	-	-	-	-
Ending balance	$101	$147	$101	$147

Note 5. Accumulated Other Comprehensive (Loss) Income

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at October 1, 2021	$(10)	$(3,026)	$(168)	$(3,204)
Other comprehensive loss before reclassifications	(243)	-	-	(243)
Amounts reclassified from accumulated other comprehensive income	-	37	16	53
Less tax effect	51	(7)	(3)	41
Net other comprehensive (loss) income	(192)	30	13	(149)
Balance at December 31, 2021	$(202)	$(2,996)	$(155)	$(3,353)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at October 1, 2020	$415	$(6,416)	$(215)	$(6,216)
Other comprehensive loss before reclassifications	(3)	-	-	(3)
Amounts reclassified from accumulated other comprehensive income	-	332	14	346
Less tax effect	1	(69)	(4)	(72)
Net other comprehensive (loss) income	(2)	263	10	271
Balance at December 31, 2020	$413	$(6,153)	$(205)	$(5,945)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2021	$137	$(3,055)	$(181)	$(3,099)
Other comprehensive loss before reclassifications	(430)	-	-	(430)
Amounts reclassified from accumulated other comprehensive income	-	75	32	107
Tax effect	91	(16)	(6)	69
Net other comprehensive (loss) income	(339)	59	26	(254)
Balance at December 31, 2021	$(202)	$(2,996)	$(155)	$(3,353)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2020	$428	$(6,605)	$(226)	$(6,403)
Other comprehensive income before reclassifications	(19)	-	-	(19)
Amounts reclassified from accumulated other comprehensive income	-	572	28	600
Tax effect	4	(120)	(7)	(123)
Net other comprehensive (loss) income	(15)	452	21	458
Balance at December 31, 2020	$413	$(6,153)	$(205)	$(5,945)

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

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three and six months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended		Three Months Ended
	December 31, 2021		December 31, 2020
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$130	$-	$91
Interest cost	148	18	137	23
Expected return on plan assets	(509)	-	(455)	-
Amortization of prior net loss	37	16	239	14
Settlement charges	-	-	93	-
Net periodic (benefit) cost	$(324)	$164	$14	$128

	Six Months Ended		Six Months Ended
	December 31, 2021		December 31, 2020
	Defined Benefit Plan	Supplemental Retirement Plan	Defined Benefit Plan	Supplemental Retirement Plan
Service cost	$-	$261	$-	$181
Interest cost	297	35	273	47
Expected return on plan assets	(1,019)	-	(911)	-
Amortization of prior net loss	75	32	479	28
Settlement charges	-	-	93	-
Net periodic (benefit) cost	$(647)	$328	$(66)	$256

The Company made no contributions to the defined benefit plan during the three and six months ended December 31, 2021.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. On April 20, 2017, the Holding Company granted a loan to the ESOP in the amount of $14.5 million for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Holding Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% for 2021). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2021 was $9.7 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032. Dividends on allocated shares increase participant accounts and are used to purchase additional shares of stock. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

	December 31, 2021	June 30, 2021
Allocated to participants	469,127	417,902
Unearned	968,810	1,017,648
Total ESOP shares	1,437,937	1,435,550

Fair value of unearned shares	$18,446	$18,491

Total compensation expense recognized in connection with the ESOP for the three and six months ended December 31, 2021 was $457,000 and $903,000, respectively, and for the three and six months ended December 31, 2020 was $360,000 and $661,000, respectively.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2021
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$10,730	$-	$10,730
Corporate	-	5,032	3,135	8,167
State and municipal	-	6,992	-	6,992
Mortgage-backed securities – residential	-	15,284	-	15,284
Mortgage-backed securities – commercial	-	2,514	-	2,514
Derivatives – interest rate contracts	-	3,824	-	3,824
Total assets at fair value	$-	$44,376	$3,135	$47,511

Derivatives – interest rate contracts	$-	$3,824	$-	$3,824
Total liabilities at fair value	$-	$3,824	$-	$3,824

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$309	$309
Home equity lines of credit	-	-	27	27
Total assets at fair value	$-	$-	$336	$336

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2021
Measured on a recurring basis:
Available for sale securities:
U.S. Government and agency obligations	$-	$21,816	$-	$21,816
Corporate	-	5,058	3,131	8,189
State and municipal	-	7,115	-	7,115
Mortgage-backed securities – residential	-	17,654	-	17,654
Mortgage-backed securities – commercial	-	2,613	-	2,613
Derivatives – interest rate contracts	-	4,232	-	4,232
Total assets at fair value	$-	$58,488	$3,131	$61,619

Derivatives – interest rate contracts	$-	$4,232	$-	$4,232
Total liabilities at fair value	$-	$4,232	$-	$4,232

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$312	$312
Home equity lines of credit	-	-	25	25
Total assets at fair value	$-	$-	$337	$337

There were no transfers between levels within the fair value hierarchy during the three and six months ended December 31, 2021 and 2020.

Impaired loans in the preceding table had a carrying amount of $455,000 and a remaining valuation allowance of $119,000, at December 31, 2021, as compared to $471,000 and $125,000, respectively, as of June 30, 2021. Impaired loans measured at fair value incurred no net charge-offs and resulted in a credit for loan losses of $3,000 during the six months ended December 31, 2021. Impaired loans measured at fair value as of December 31, 2020 incurred no net charge-offs and resulted in a provision for loan losses of $2,000 during the six months ended December 31, 2020.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at December 31, 2021 and June 30, 2021 (dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
December 31, 2021
Impaired loans - residential mortgages	$309	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	27	Discounted cash flow	Discount rate	5.4% to 6.3%

June 30, 2021
Impaired loans - residential mortgages	$312	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	25	Discounted cash flow	Discount rate	5.4% to 6.3%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities, none of which are held for trading purposes (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2021
Financial assets:
Cash and cash equivalents	$120,339	$120,339	$-	$-	$120,339
Investment securities held to maturity	390,312	-	354,962	34,852	389,814
Investment securities available for sale	43,687	-	40,552	3,135	43,687
Loans receivable, net	1,243,646	-	-	1,243,799	1,243,799
Loans receivable held for sale	1,452	-	-	1,452	1,452
Accrued interest receivable	6,509	-	1,648	4,861	6,509
FHLB stock	4,167	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	3,824	-	3,824	-	3,824
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	1,168,711	1,168,711	-	-	1,168,711
Time deposits	354,356	-	358,819	-	358,819
Mortgage escrow funds	10,880	10,880	-	-	10,880
Accrued interest payable	127	1	126	-	127
FHLB advances	58,390	-	59,103	-	59,103
Derivative liabilities - interest rate contracts	3,824	-	3,824	-	3,824

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2021
Financial assets:
Cash and cash equivalents	$159,305	$159,305	$-	$-	$159,305
Investment securities held to maturity	337,584	-	305,671	36,466	342,137
Investment securities available for sale	57,387	-	54,256	3,131	57,387
Loans receivable, net	1,229,451	-	-	1,234,116	1,234,116
Accrued interest receivable	6,398	-	1,341	5,057	6,398
FHLB stock	4,507	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	4,232	-	4,232	-	4,232
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	1,116,667	1,116,667	-	-	1,116,667
Time deposits	375,015	-	380,948	-	380,948
Mortgage escrow funds	10,536	10,536	-	-	10,536
Accrued interest payable	146	1	145	-	146
FHLB advances	65,957	-	67,334	-	67,334
Derivative liabilities - interest rate contracts	4,232	-	4,232	-	4,232

The methods of determining the fair value of assets and liabilities presented in the table above are consistent with our methodologies disclosed in the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K.

Note 8. Regulatory Matters

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2021 and June 30, 2021, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands).

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Leverage (Tier 1)	$242,523	12.9%	$75,115	4.0%	$93,893	5.0%
Risk-based:
Common Tier 1	242,523	17.7	61,769	4.5	89,222	6.5
Tier 1	242,523	17.7	82,359	6.0	109,812	8.0
Total	250,952	18.3	109,812	8.0	137,265	10.0

June 30, 2021
Leverage (Tier 1)	$233,944	12.5%	$74,988	4.0%	$93,735	5.0%
Risk-based:
Common Tier 1	233,944	17.9	58,713	4.5	84,807	6.5
Tier 1	233,944	17.9	78,283	6.0	104,378	8.0
Total	241,825	18.5	104,378	8.0	130,472	10.0

In addition to the ratios above, the Basel III Capital Rules have established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.

Management believes that as of December 31, 2021 and June 30, 2021, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer of 2.5%. Further, the most recent

FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
Net income applicable to common stock	$4,288	$2,694	$7,902	$5,422

Average number of common shares outstanding	15,217,484	15,966,158	15,280,230	16,184,821
Less: Average unallocated ESOP shares	(981,011)	(1,077,630)	(993,221)	(1,089,839)
Average number of common shares outstanding used to calculate basic earnings per common share	14,236,473	14,888,528	14,287,009	15,094,982

Effect of equity-based awards	44,759	492	62,263	-
Average number of common shares outstanding used to calculate diluted earnings per common share	14,281,232	14,889,020	14,349,272	15,094,982

Earnings per common share:
Basic	$0.30	$0.18	$0.55	$0.36
Diluted	$0.30	$0.18	$0.55	$0.36

Stock options for 1,314,963 and 1,309,550 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended December 31, 2021, respectively, because they were antidilutive.  Stock options for 1,345,293 and 1,343,695 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended December 31, 2020, respectively, because they were antidilutive.

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

The following table presents summary information about the interest rate swaps as of December 31, 2021 and June 30, 2021 (dollars in thousands).

	December 31,	June 30,
	2021	2021
Notional amounts	$180,921	$182,700
Weighted average pay rates	2.55%	2.55%
Weighted average receive rates	2.55%	2.55%
Weighted average maturity	7.95 years	8.46 years
Fair value of combined interest rate swaps	$-	$-

Note 11. Revenue From Contracts With Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to performance obligations in the contract.
5.	Recognize revenue when (or as) the Company satisfies a performance obligation.

The following table presents summary information about sources of revenue from contracts with customers for the periods indicated (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Noninterest income:
Service charges on deposits	$199	$196	$382	$358
Interchange fees	164	133	320	264
Other fees and service charges (1)	44	34	106	63
Fees and service charges	407	363	808	685

Gain on sale of premises (1)	548	-	548	-
Bank-owned life insurance (1)	191	129	383	261
Net gains on sales of loans receivable (1)	41	-	47	-
Swap income (1)	-	238	-	367
Other noninterest income (1)	8	13	22	24
Total noninterest income	$1,195	$743	$1,808	$1,337

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

Note 12. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Total compensation cost that has been charged against income for the Plan was $820,000 and $1.6 million for the three and six months ended December 31, 2021 and $822,000 and $1.7 million for the three and six months ended December 31, 2020, respectively.

Restricted Stock Awards (“RSAs”)

RSAs awarded under the Plan provide for the issuance of shares to both employees and non-employee directors. These awards generally vest over a 5-year period, with 20% vesting each year on the anniversary of the award. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,000, of which 549,467 shares were granted as of December 31, 2021.

The following table presents a summary of RSA activity during the period ended December 31, 2021.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested granted shares outstanding at July 1, 2021	322,580	$18.95
Shares granted	8,000	17.66
Shares vested	(107,130)	18.97
Shares forfeited	-	-
Unvested granted shares at December 31, 2021	223,450	$18.89

As of December 31, 2021, there was $3.9 million of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.2 years.

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

Total options available for grant under the Plan are 1,816,511, of which 1,320,963 options were granted as of December 31, 2021. The following table presents a summary of activity related to stock options granted under the Plan, and changes during the period then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
	(dollars in thousands, except per share data)
Options outstanding at July 1, 2021	1,308,963	$19.00	7.4	$35
Options granted	12,000	17.66
Options expired	-	-
Options forfeited	-	-
Options exercised	-	-
Options outstanding at December 31, 2021	1,320,963	$18.98	6.9	$389

Exercisable at December 31, 2021	782,978	$19.02	6.9	$207

As of December 31, 2021, there was $2.3 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.2 years.

The fair value of options granted during the six months ended December 31, 2021, was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	1.00%
Expected term (in years)	6.25
Expected stock price volatility	35.91%
Dividend yield	1.36%
Weighted average fair value of options granted	$5.50

Note 13. Leases

As of December 31, 2021, the Company leases real estate for eleven branch offices and one administrative office, including its corporate headquarters, under various operating lease agreements. The Company’s leases have maturities which range from 2022 to 2041, some of which include lessee options to extend the lease term. The weighted average remaining life of the lease terms for these leases was 9.59 years as of December 31, 2021.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.40% in determining the lease liability as of December 31, 2021.

The Company made a policy election to exclude the recognition requirements of ASC 842 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. The Company had no short-term lease cost for the three or six months ended December 31, 2021 or 2020. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three or six months ended December 31, 2021 or 2020.

Total operating lease cost was $505,000 and $1.0 million for the three and six months ended December 31, 2021 and $501,000 and $1.0 million for the three and six months ended December 31, 2020, respectively. The right-of-use asset, included in premises and equipment, net, was $8.8 million and the corresponding lease liability, included in other liabilities was $9.0 million as of December 31, 2021.

Future minimum lease payments for the fiscal years ending June 30 and a reconciliation of undiscounted lease cash flows and the lease liability recognized in the consolidated balance sheet as of December 31, 2021 is shown below:

(dollars in thousands)
2022	$1,017
2023	1,940
2024	1,569
2025	1,276
2026	748
Thereafter	3,802
Total future minimum lease payments (undiscounted)	10,352
Discounting effect on cash flows	(1,327)
Lease liability (discounted)	$9,025

Note 14. Subsequent Events

Subsequent to December 31, 2021, and through February 2, 2022, the Company repurchased 3,122 shares of common stock, at an average cost of $19.02.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at December 31, 2021 and June 30, 2021, and results of operations for the three and six months ended December 31, 2021 and 2020 is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2021.

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

Additional factors that may affect our results are discussed in the annual report on Form 10-K for the fiscal year ended June 30, 2021, under the heading “Risk Factors” and in this quarterly report on Form 10-Q under Part II, Item 1A.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments, estimates and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. For additional information regarding critical accounting policies, refer to the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the June 30, 2021 Form 10-K. There have been no significant changes in our application of critical accounting policies for the three or six months ended December 31, 2021.

Loan Payment Deferrals

The COVID-19 pandemic has created extensive disruptions to the local economy and our customers. Through December 31, 2021, the Company has granted loan payment deferrals on 330 consumer and commercial loans whose borrowers have demonstrated financial hardship caused by COVID-19 with loan balances totaling $220.2 million. As of December 31, 2021, 7 loans totaling $13.7 million were still on deferral. Of those loans still on deferral as of December 31, 2021, $10.1 million have resumed payments in January 2022, with the remaining $3.6 million (1 loan) scheduled to resume payments in June 2022.

The table below provides additional detail for those loans on deferral as of December 31, 2021 (dollar amounts in thousands):

Industry Sector:	Number of loans	Recorded Investment (1) (2)	% secured by real estate collateral	Loan-to-Value % (3)	Weighted average term of remaining deferral (in months)
Consumer	1	$91	100.0%	23.2%	2.0
Commercial:
Retail	3	11,590	100.0	59.6	1.6
Food service	1	1,696	100.0	44.9	0.0
All other commercial	2	369	50.1	38.9	0.0
Total commercial	6	13,655	98.7	57.4	1.3
Total	7	$13,746	98.7%	57.2%	1.4

(1) Includes loans classified as pass-rated, special mention and substandard of $8.3 million, $185,000 and $5.3 million, respectively.
(2) Includes $3.6 million of nonaccrual loans. All loans are considered current.
(3) Generally based on collateral values upon origination.

The table below provides additional detail regarding the type of deferral granted for those loans on deferral as of December 31, 2021 (dollar amounts in thousands):

	Consumer	Commercial	Total
Principal only	$-	$8,378	$8,378
Principal and interest	91	5,277	5,368
Total	$91	$13,655	$13,746

Comparison of Financial Condition at December 31, 2021 and June 30, 2021

Total Assets. Total assets increased $13.2 million, or 0.7%, to $1.89 billion at December 31, 2021 from $1.87 billion at June 30, 2021. The increase is primarily the result of increases of $52.7 million in held to maturity investment securities and $14.2 million in net loans receivable, partially offset by decreases of $39.0 million in cash and cash equivalents and $13.7 million in available for sale investment securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased $39.0 million, or 24.5%, to $120.3 million at December 31, 2021 from $159.3 million at June 30, 2021. The decrease is primarily due to a $39.0 million increase in total investment securities, a $14.2 million increase in net loans receivable, an $11.3 million decrease in other liabilities and a $7.6 million decrease in FHLB advances, partially offset by a $31.4 million increase in deposits.

Securities Held to Maturity. Total securities held to maturity increased $52.7 million, or 15.6%, to $390.3 million at December 31, 2021 from $337.6 million at June 30, 2021. This increase was primarily due to increases of $29.9 million in municipal securities, $8.5 million in corporate bonds, $8.3 million in mortgage-backed securities, and $6.0 million in U.S. government and agency obligations.

Securities Available for Sale. Total securities available for sale decreased $13.7 million, or 23.9%, to $43.7 million at December 31, 2021 from $57.4 million at June 30, 2021. This decrease was primarily due to decreases of $11.0 million in U.S. government and agency obligations, $2.2 million in mortgage-backed securities and a $430,000 decrease in net unrealized gains.

Net Loans Receivable. Net loans receivable increased $14.2 million, or 1.2%, to $1.24 billion at December 31, 2021 from $1.23 billion at June 30, 2021. The increase in loans receivable was the result of a $41.0 million increase in commercial mortgages and a $1.7 million increase in construction loans, partially offset by decreases of $15.6 million in commercial loans, $11.5 million in residential mortgage loans and $1.3 million in home equity credit lines. The decrease in commercial loans includes a decrease of $24.3 million in PPP loans, driven by paydowns and forgiveness.

Deposits. Total deposits increased $31.4 million, or 2.1%, to $1.52 billion at December 31, 2021 as compared to $1.49 billion at June 30, 2021. This increase primarily reflects increases of $28.5 million in money market accounts, $21.4 million in NOW accounts and $5.5 million in savings accounts, partially offset by decreases of $20.7 million in time deposits and $3.3 million in demand deposits.

Federal Home Loan Bank Advances. FHLB advances decreased $7.6 million to $58.4 million at December 31, 2021 as compared to $66.0 million at June 30, 2021. This decrease is due to maturities and principal paydowns of $7.6 million.

Total Shareholder’s Equity. Total shareholders’ equity increased $274,000, or 0.1%, to $274.8 million at December 31, 2021 from $274.6 million at June 30, 2021.  This increase was primarily due to net income of $7.9 million and $2.5 million of stock-based compensation and reduction in unearned ESOP shares for plan shares earned during the period, partially offset by the repurchase of $8.2 million (440,666 shares) of common stock and $1.7 million of cash dividends declared and paid. On February 3, 2021, a repurchase plan was authorized to repurchase up to 801,856 shares, or 5% of the Company’s then outstanding common stock. As of December 31, 2021, the Company repurchased 679,439 shares of common stock at an average cost of $18.23 per share under this plan. At December 31, 2021, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Comparison of Operating Results for the Three Months Ended December 31, 2021 and December 31, 2020

General. Net income increased $1.6 million, or 59.2%, to $4.3 million for the three months ended December 31, 2021 compared to $2.7 million for the same period last year. The increase was primarily due to a $1.7 million increase in net interest income and a $452,000 increase in noninterest income, partially offset by a $298,000 increase in income tax expense, a $157,000 increase in provision for loan losses and a $114,000 increase in non-interest expense.

Net Interest Income. Net interest income increased $1.7 million, or 14.8%, to $13.3 million for the three months ended December 31, 2021 compared to $11.6 million for the same period last year. The increase primarily reflects an $81.6 million, or 4.8%, increase in average interest-earning assets and a 27 basis point increase in the tax equivalent net interest margin to 2.97% for the three months ended December 31, 2021 compared to 2.70% for the same period last year. The increase in average interest-earning assets reflects a $114.1 million increase in average investment securities and a $9.6 million increase in average loans receivable, partially offset by a $42.0 million decrease in average other interest-earning assets.

Interest and Dividend Income. Interest and dividend income increased $645,000, or 4.5%, to $14.9 million for the three months ended December 31, 2021 compared to $14.2 million for the same period last year. The increase primarily reflects an $81.6 million increase in total average interest-earning assets and a 1 basis point increase in the yield on total interest-earning assets. The increase in the average interest earning assets is primarily due to higher average balances in investment securities and loans receivable. The increase in the average yield on interest earning assets is due to higher prepayment income and PPP loan interest income and origination fee income in the current year quarter, mostly offset by ongoing downward repricing of securities and loans.

Interest income on loans receivable increased $469,000, or 3.8%, primarily due to a 12 basis point increase in the average tax equivalent yield on loans receivable to 4.07% for the three months ended December 31, 2021 from 3.95% for the same period last year and a $9.6 million, or 0.8%, increase in the average balance of loans receivable to $1.24 billion for the three months ended December 31, 2021 from $1.23 billion for the same period last year. The increase in the average tax equivalent yield on loans receivable is primarily due to $555,000 of prepayment income and $332,000 of PPP loan interest income and origination fee income recognized by the Company in the current year quarter compared to $73,000 and $159,000, respectively, for the same period last year.

Interest income on investment securities increased $198,000, or 10.2%, primarily due to a $114.1 million increase in the average balance of investment securities to $427.9 million for the three months ended December 31, 2021 from $313.8 million for the same period last year, partially offset by a 43 basis point decrease in the average tax equivalent yield on investment securities to 2.08% for the three months ended December 31, 2021 from 2.51% for the same period last year. The increase in the average balance of investment securities is the result of the Company utilizing excess liquidity to fund securities portfolio growth and loan portfolio growth. The decrease in tax equivalent yield is a result of the investment portfolio continuing to re-price downward due to lower market interest rates and $117,000 in prepayment income recognized by the Company in the prior year.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $22,000, or 20.0%, primarily due to a $42.0 million decrease in the average balance of other interest-earning assets to $126.6 million for the three months ended December 31, 2021 compared to $168.6 million for the same period last year, partially offset by a 2 basis point increase in the average yield on other interest-earning assets to 0.28% for the three months ended December 31, 2021, from 0.26% for the same period last year. The decrease in average balance of other interest earning assets is due to the Company utilizing funds to purchase investment securities and originate loans.

Interest Expense. Interest expense decreased $1.1 million, or 39.8%, to $1.6 million for the three months ended December 31, 2021 compared to $2.7 million for the same period last year. The decrease primarily reflects a 34 basis point decrease in the average cost of interest-bearing liabilities to 0.47% for the three months ended December 31, 2021 from 0.81% for the same period last year, partially offset by a $59.2 million increase in the average balance of interest-bearing liabilities to $1.37 billion for the three months ended December 31, 2021 from $1.31 billion for the same period last year.

Interest expense on interest-bearing deposits decreased $866,000, or 40.1%, primarily due to a 32 basis point decrease in the average cost of interest-bearing deposits to 0.39% for the three months ended December 31, 2021 from 0.71% for the same period last year and offset by a $101.4 million increase in the average balance to $1.30 billion for the three months ended December 31, 2021 from $1.20 billion for the same period last year. The decrease in the average rate paid on interest-bearing deposits was primarily caused by a decrease in market interest rates affecting most significantly the average rates paid on time deposits and money market accounts, which decreased 52 and 14 basis points, respectively, when compared to the same period last year. Over the next 12 months, the Company has $40.0 million of wholesale funding maturing, comprised of FHLB advances and brokered time deposits, with a weighted average cost of 2.07%.

Interest expense on FHLB advances decreased $200,000, or 38.5%, primarily due to a $42.2 million decrease in the average balance to $63.8 million for the three months ended December 31, 2021 from $106.0 million for the same period last year, partially offset by a 5 basis point increase in the average cost to 1.99% for the three months ended December 31, 2021 from 1.94% for the same period last year. The increase in the cost of FHLB advances is due to the maturity of lower-costing advances.

Provision for Loan Losses. The provision for loan losses was $264,000 for the three months ended December 31, 2021, compared to $107,000 for the same period last year. The increase is primarily due to loan portfolio growth. Recoveries, net of charge-offs, were $6,000 for the three months ended December 31, 2021 compared to charge-offs, net of recoveries, of $102,000 for the same period last year. Non-performing loans as a percent of total loans receivable (excluding PPP loans) were 0.64% as of December 31, 2021, an increase from 0.48% compared to June 30, 2021. The increase in non-performing loans over the last 12 months primarily includes three commercial relationships totaling $6.3 million, including $2.7 million of loans secured by multi-family commercial real estate (including 1 relationship consisting of 2 construction loans totaling $1.5 million) with a weighted average loan-to-value ratio of 68.8% and one loan for $3.6 million secured by non-owner-occupied retail commercial real estate with a loan-to-value ratio of 53.9%. Loans on a COVID-19 related payment deferral totaled $13.7 million, or 1.10% of gross loans, as of December 31, 2021, compared to $27.3 million, or 2.21% of gross loans, as of June 30, 2021. Loans on deferral totaling $10.1 million have resumed payments in January 2022, with the remaining $3.6 million (1 loan) scheduled to resume payments in June 2022.

Noninterest Income. Noninterest income increased $452,000, or 60.8%, to $1.2 million for the three months ended December 31, 2021 compared to the same period last year. The increase was caused primarily by increases of $548,000 in gains on sale of premises, $62,000 in bank-owned life insurance income, $44,000 in fees and service charges and $41,000 in gains on sale of loans, partially offset by a $238,000 decrease in swap income and a $5,000 decrease in all other noninterest income. During the current quarter, the Company sold a parcel of unused land, resulting in the gain discussed above. The increase in fees and service charges compared to the same period last year was partially the result of the waiver in the prior year of certain overdraft fees, ATM usage fees, wire and CD early withdrawal fees in response to COVID-19, as well an increase in debit card and interchange income in the current year.

Noninterest Expense. Noninterest expense increased $114,000, or 1.3%, for the three months ended December 31, 2021 compared to the same period last year. The increase was primarily due to increases of $323,000 in salaries and benefits, $80,000 in communication and data processing, $80,000 in franchise taxes (due to reinstitution of NYS capital tax) and $55,000 in all other noninterest expense, partially offset by decreases of

$341,000 in pension costs and $83,000 in professional fees. The increase in salaries and benefits was due to increases of $137,000 in ESOP and other post-retirement benefits and $186,000 in all other salaries and benefits.

Income Tax Expense. Income tax expense increased $298,000, or 37.3%, for the three months ended December 31, 2021 compared to the same period last year. The increase was caused by higher pre-tax income, partially offset by a lower effective tax rate. The effective income tax rate was 20.4% for the three months ended December 31, 2021 as compared to 22.9% for the same period last year, with the decrease largely driven by an increase in tax-exempt interest income on municipal investments and bank-owned life insurance income.

Comparison of Operating Results for the Six Months Ended December 31, 2021 and December 31, 2020

General. Net income increased $2.5 million, or 45.7%, to $7.9 million for the six months ended December 31, 2021 compared to $5.4 million for the same period last year. The increase was primarily due to a $2.7 million increase in net interest income and a $471,000 increase in noninterest income, partially offset by a $485,000 increase in income tax expense, a $114,000 increase in non-interest expense and a $61,000 increase in provision for loan losses.

Net Interest Income. Net interest income increased $2.7 million, or 11.5%, to $25.8 million for the six months ended December 31, 2021 compared to $23.1 million for the same period last year. The increase primarily reflects a $72.2 million, or 4.2%, increase in average interest-earning assets and a 20 basis point increase in the tax equivalent net interest margin to 2.90% for the six months ended December 31, 2021 compared to 2.70% for the same period last year. The increase in average interest-earning assets reflects a $101.7 million increase in average investment securities, partially offset by a $9.8 million decrease in average loans receivable and a $19.7 million decrease in average other interest-earning assets.

Interest and Dividend Income. Interest and dividend income increased $344,000, or 1.2%, to $29.1 million for the six months ended December 31, 2021 compared to $28.8 million for the same period last year. The increase primarily reflects a $72.2 million increase in total average interest-earning assets, partially offset by a 9 basis point decrease in the yield on total interest-earning assets. The increase in the average interest earning assets is primarily due to higher average balances in the investment securities portfolio. The decrease in the average tax equivalent yield on interest earning assets is the result of the investment securities and loan portfolios continuing to re-price downward due to lower market rates, partially offset by higher prepayment income and PPP loan interest income and origination fee income in the current year.

Interest income on loans receivable increased $29,000, or 0.1%, primarily due to a 3 basis point increase in the average tax equivalent yield on loans receivable to 4.01% for the six months ended December 31, 2021 from 3.98% for the same period last year, partially offset by a $9.8 million, or 0.8%, decrease in the average balance of loans receivable to $1.23 billion for the six months ended December 31, 2021 from $1.24 billion for the same period last year. The increase in the average tax equivalent yield on loans receivable is primarily due to $587,000 of prepayment income and $705,000 of PPP loan interest income and origination fee income recognized by the Company in the current year period compared to $132,000 and $376,000, respectively, for the same period in the prior year.

Interest income on investment securities increased $353,000, or 9.3%, primarily due to a $101.6 million increase in the average balance of investment securities to $416.2 million for the six months ended December 31, 2021 from $314.6 million for the same period last year, partially offset by a 36 basis point decrease in the average tax equivalent yield on investment securities to 2.08% for the six months ended December 31, 2021 from 2.44% for the same period last year. The increase in the average balance of investment securities is the result of the Company utilizing excess liquidity to fund investment securities portfolio growth and loan portfolio growth. The decrease in tax equivalent yield is a result of the investment portfolio continuing to re-price downward due to lower market interest rates and $117,000 in prepayment penalties recognized by the Company in the prior year period.

Interest income on other interest-earning assets, primarily consisting of cash balances at correspondent banks including the Federal Reserve, decreased $38,000, or 16.2%, primarily due to a $19.7 million decrease in the average balance of other interest-earning assets to $143.6 million for the six months ended December 31, 2021 compared to $163.3 million for the same period last year and a 2 basis point decrease in the average yield on other interest-earning assets to 0.27% for the six months ended December 31, 2021, from 0.29% compared to the same period last year. The decrease in average balance of other interest earning assets is due to the Company utilizing funds to purchase investment securities and originate loans. The decrease in the yield on other interest earning assets is primarily due to changes in asset mix.

Interest Expense. Interest expense decreased $2.3 million, or 41.3%, to $3.3 million for the six months ended December 31, 2021 compared to $5.6 million for the same period last year. The decrease primarily reflects a 38 basis point decrease in the average cost of interest-bearing liabilities to 0.48% for the six months ended December 31, 2021 from 0.86% for the same period last year, partially offset by a $56.9 million increase in the average balance of interest-bearing liabilities to $1.37 billion for the six months ended December 31, 2021 from $1.31 billion for the same period last year.

Interest expense on interest-bearing deposits decreased $1.9 million, or 42.4%, primarily due to a 36 basis point decrease in the average cost of interest-bearing deposits to 0.40% for the six months ended December 31, 2021 from 0.76% for the same period last year, partially offset by a $98.1 million increase in the average balance to $1.30 billion for the six months ended December 31, 2021 from $1.20 billion for the same period last year. In response to lower market interest rates and increased liquidity levels, deposit rate reductions have been implemented throughout the last two years, the effects of which continue to be realized. The decrease in market interest rates most significantly affected the average rates paid on time deposits and money market accounts, which decreased 58 and 15 basis points, respectively, when compared to the same period last year.

Interest expense on FHLB advances decreased $381,000, or 36.7%, primarily due to a $41.2 million decrease in the average balance to $64.9 million for the six months ended December 31, 2021 from $106.1 million for the same period last year, partially offset by a 7 basis point increase in the average cost to 2.01% for the six months ended December 31, 2021 from 1.94% for the same period last year. The increase in the cost of FHLB advances is due to the maturity of lower-costing advances.

Provision for Loan Losses. The provision for loan losses was $277,000 for the six months ended December 31, 2021, compared to $216,000 for the same period last year. The increase is primarily due to loan portfolio growth. Recoveries, net of charge-offs, were $271,000 for the six months ended December 31, 2021 compared to charge-offs, net of recoveries, of $178,000 for the same period last year.

Noninterest Income. Noninterest income increased $471,000, or 35.2%, to $1.8 million for the six months ended December 31, 2021 compared to the same period last year. The increase was caused primarily by increases of $548,000 in gains on sale of premises, $123,000 in fees and service charges, $122,000 in bank-owned life insurance income and $47,000 in gains on sale of loans, partially offset by a $367,000 decrease in swap income and a $2,000 decrease in all other noninterest income. During the current year, the Company sold a parcel of unused land, resulting in the gain discussed above. The increase in fees and service charges compared to the same period last year was partially the result of the waiver in the prior year of certain overdraft fees, ATM usage fees, wire and CD early withdrawal fees in response to COVID-19, as well an increase in debit card and interchange income in the current year.

Noninterest Expense. Noninterest expense increased $114,000, or 0.7%, for the six months ended December 31, 2021 compared to the same period last year. The increase was primarily due to increases of $489,000 in salaries and benefits, $159,000 in franchise taxes and $145,000 in all other noninterest expenses, partially offset by a $589,000 decrease in pension costs and a $90,000 decrease in professional fees. The increase in salaries and benefits was due to increases of $324,000 in ESOP and other post-retirement benefits and $175,000 in all other salaries and benefits.

Income Tax Expense. Income tax expense increased $485,000, or 32.2%, for the six months ended December 31, 2021 compared to the same period last year. The increase was caused by higher pre-tax income, partially offset by a lower effective tax rate. The effective income tax rate was 20.1% for the six months ended December 31, 2021 compared to 21.8% for the same period last year, with the decrease largely driven by an increase in tax-exempt interest income on municipal investments and bank-owned life insurance income.

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

	Three Months Ended December 31,
	2021			2020
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:
Loans receivable (1)	$1,242,109	$12,651	4.07%	$1,232,555	$12,182	3.95%
Investment securities (1)	427,918	2,131	2.08	313,812	1,933	2.51
Other interest-earning assets	126,586	88	0.28	168,608	110	0.26
Total interest-earning assets	1,796,613	14,870	3.33	1,714,975	14,225	3.32
Non-interest-earning assets	77,506			70,417
Total assets	$1,874,119			$1,785,392

Liabilities and equity:
NOW accounts	$192,856	90	0.18	$149,620	79	0.21
Money market accounts	355,708	168	0.19	255,961	211	0.33
Savings accounts and escrow	398,076	108	0.11	362,422	168	0.18
Time deposits	357,242	926	1.03	434,446	1,700	1.55
Total interest-bearing deposits	1,303,882	1,292	0.39	1,202,449	2,158	0.71
FHLB advances	63,805	320	1.99	106,034	520	1.94
Total interest-bearing liabilities	1,367,687	1,612	0.47	1,308,483	2,678	0.81
Non-interest-bearing deposits	214,558			178,538
Other non-interest-bearing liabilities	16,250			26,482
Total liabilities	1,598,495			1,513,503
Total shareholders' equity	275,624			271,889
Total liabilities and shareholders' equity	$1,874,119			$1,785,392

Net interest income		$13,258			$11,547
Interest rate spread - tax equivalent (2)			2.86			2.51
Net interest margin - tax equivalent (3)			2.97			2.70
Average interest-earning assets to interest-bearing liabilities	131.36%			131.07%

(1)

Tax exempt yield is shown on a tax equivalent basis for proper comparison using statutory federal income tax rate of 21% for all periods presented. See reconciliation of GAAP to non-GAAP measures in the table below.

(2)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average interest-earning assets. See reconciliation of GAAP to non-GAAP measures in the table below.

	Six Months Ended December 31,
	2021			2020
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:
Loans receivable (1)	$1,232,821	$24,758	4.01%	$1,242,575	$24,729	3.98%
Investment securities (1)	416,241	4,142	2.08	314,552	3,789	2.44
Other interest-earning assets	143,622	197	0.27	163,323	235	0.29
Total interest-earning assets	1,792,684	29,097	3.26	1,720,450	28,753	3.35
Non-interest-earning assets	76,940			71,172
Total assets	$1,869,624			$1,791,622

Liabilities and equity:
NOW accounts	$187,693	159	0.17	$149,543	168	0.22
Money market accounts	353,141	355	0.20	253,129	449	0.35
Savings accounts and escrow	397,684	221	0.11	361,256	370	0.20
Time deposits	362,442	1,911	1.05	438,966	3,603	1.63
Total interest-bearing deposits	1,300,960	2,646	0.40	1,202,894	4,590	0.76
FHLB advances	64,870	658	2.01	106,051	1,039	1.94
Total interest-bearing liabilities	1,365,830	3,304	0.48	1,308,945	5,629	0.86
Non-interest-bearing deposits	211,182			181,312
Other non-interest-bearing liabilities	18,096			27,720
Total liabilities	1,595,108			1,517,977
Total shareholders' equity	274,516			273,645
Total liabilities and shareholders' equity	$1,869,624			$1,791,622

Net interest income		$25,793			$23,124
Interest rate spread - tax equivalent (2)			2.78			2.49
Net interest margin - tax equivalent (3)			2.90			2.70
Average interest-earning assets to interest-bearing liabilities	131.25%			131.44%

(1)

Tax exempt yield is shown on a tax equivalent basis for proper comparison using statutory federal income tax rate of 21% for all periods presented. See reconciliation of GAAP to non-GAAP measures in the table below.

(2)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average interest-earning assets. See reconciliation of GAAP to non-GAAP measures in the table below.

The following table presents information regarding tax equivalent adjustment used in the calculation of certain financial metrics (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Total interest income	$14,870	$14,225	$29,097	$28,753
Total interest expense	1,612	2,678	3,304	5,629
Net interest income (GAAP)	13,258	11,547	25,793	23,124
Tax equivalent adjustment	99	45	188	78
Net interest income - tax equivalent (non-GAAP)	$13,357	$11,592	25,981	23,202

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

	Three Months Ended December 31,
	2021 versus 2020
	Rate	Volume	Net
Interest income:
Loans receivable	$257	$212	$469
Investment securities	(408)	606	198
Other interest-earning assets	9	(31)	(22)
Total interest-earning assets	(142)	787	645

Interest expense:
NOW accounts	(10)	21	11
Money market accounts	(108)	65	(43)
Savings and escrow accounts	(73)	13	(60)
Time deposits	(508)	(266)	(774)
FHLB advances	12	(212)	(200)
Total interest-bearing liabilities	(687)	(379)	(1,066)

Net increase in net interest income	$545	$1,166	$1,711

	Six Months Ended December 31,
	2021 versus 2020
	Rate	Volume	Net
	(in thousands)
Interest income:
Loans receivable	$34	$(5)	$29
Investment securities	(751)	1,104	353
Other interest-earning assets	(7)	(31)	(38)
Total interest-earning assets	(724)	1,068	344

Interest expense:
NOW accounts	(46)	37	(9)
Money market accounts	(235)	141	(94)
Savings and escrow accounts	(180)	31	(149)
Time deposits	(1,138)	(554)	(1,692)
FHLB advances	35	(416)	(381)
Total interest-bearing liabilities	(1,564)	(761)	(2,325)

Net (decrease) increase in net interest income	$840	$1,829	$2,669

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

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at December 31, 2021 and June 30, 2021. All estimated changes presented in the table are within the policy limits approved by our Board of Directors (dollars in thousands).

	NPV			NPV as Percent of Portfolio Value of Assets
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
December 31, 2021:
200	$272,628	$(38,768)	(12.4)%	15.40%	(129)
100	298,428	(12,968)	(4.2)	16.39	(30)
-	311,396	-	-	16.70	-
(50)	331,242	19,846	6.4	17.49	79
(100)	355,886	44,490	14.3	18.50	181

June 30, 2021:
200	$270,679	$(37,814)	(12.3)%	15.21%	(122)
100	291,715	(16,778)	(5.4)	15.95	(48)
-	308,493	-	-	16.43	-
(50)	324,999	16,506	5.4	17.06	63
(100)	346,539	38,046	12.3	17.94	151

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2021, cash and cash equivalents totaled $120.3 million, a decrease from $159.3 million as of June 30, 2021. Unpledged securities classified as available for sale, which provide an additional source of liquidity, totaled $24.0 million at December 31, 2021, a decrease from $28.9 million as of June 30, 2021.

We had the ability to borrow up to $372.2 million from the FHLB of New York, at December 31, 2021 of which $58.4 million was outstanding as of December 31, 2021. Additionally, as of December 31, 2021, we had an available line of credit with the FRB of New York’s discount window program of $97.3 million, and $25.0 million of fed funds lines of credit, neither of which had outstanding balances as of December 31, 2021.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing sources detailed above.

We had $42.1 million of loan commitments outstanding as of December 31, 2021 and $163.6 million of approved, but unadvanced, funds to borrowers. We also had $3.1 million in outstanding letters of credit at December 31, 2021.

Time deposits due within one year of December 31, 2021 totaled $212.6 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at December 31, 2021. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Holding Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders, to repurchase shares of its common stock and for other corporate purposes. The Holding Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Holding Company is governed by applicable law and regulations. At December 31, 2021, the Holding Company (on an unconsolidated, stand-alone basis) had liquid assets of $19.7 million.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the NYSDFS and the FDIC. At December 31, 2021, the Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 8 to the accompanying unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk."

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2021, the Company was not involved in any legal proceedings the outcome of which it believes would be material to its consolidated financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission. As of December 31, 2021, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

(a)	Not applicable
(b)	Not applicable
(c)	On February 3, 2021, a repurchase program was authorized by the Board of Directors to repurchase up to 801,856 shares, or 5.0% of the Company’s then outstanding common stock.

The following table presents information regarding stock repurchases by the Company during the quarter ended December 31, 2021.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2021 through October 31, 2021	42,071	$18.33	42,071	297,757
November 1, 2021 through November 30, 2021	75,132	18.89	75,132	222,625
December 1, 2021 through December 31, 2021	100,208	18.90	100,208	122,417
Total	217,411	$18.79	217,411

Subsequent to December 31, 2021, and through February 2, 2022, the Company repurchased 3,122 shares of common stock, at an average cost of $19.02 per share.

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

101

The following materials for the quarter ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215052).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 24, 2021..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCSB FINANCIAL CORPORATION

Date: February 4, 2022	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: February 4, 2022	/s/ Jeffrey M. Helf
Jeffrey M. Helf
Senior Vice President and Chief Financial Officer