Form 10-Q
period 2022-03-31
PCSB Financial Corp
filed 2022-05-06
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

15,334,857 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of May 6, 2022.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except share and per share data)

	March 31,	June 30,
	2022	2021
ASSETS
Cash and due from banks	$156,982	$152,070
Federal funds sold	1,910	7,235
Total cash and cash equivalents	158,892	159,305
Held to maturity debt securities, at amortized cost (fair value of $379,500 and $342,137 as of March 31, 2022 and June 30, 2021, respectively)	410,896	337,584
Available for sale debt securities, at fair value	37,185	57,387
Total investment securities	448,081	394,971
Loans receivable, net of allowance for loan losses of $8,711 and $7,881 as of March 31, 2022 and June 30, 2021, respectively	1,285,886	1,229,451
Accrued interest receivable	6,583	6,398
FHLB stock	3,715	4,507
Premises and equipment, net	18,904	21,099
Deferred tax asset, net	3,089	2,552
Bank-owned life insurance	36,136	35,568
Goodwill	6,106	6,106
Other intangible assets	102	151
Other assets	17,047	14,827
Total assets	$1,984,541	$1,874,935
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,380,811	$1,272,610
Non-interest bearing deposits	243,908	219,072
Total deposits	1,624,719	1,491,682
Mortgage escrow funds	8,744	10,536
Advances from FHLB	48,357	65,957
Other liabilities	26,329	32,200
Total liabilities	1,708,149	1,600,375
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2022 and June 30, 2021)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,703,577 shares issued as of both March 31, 2022 and June 30, 2021, and 15,334,857 and 15,770,645 shares outstanding as of March 31, 2022 and June 30, 2021, respectively)	187	187
Additional paid in capital	192,860	189,926
Retained earnings	159,765	150,987
Unearned compensation - ESOP	(9,449)	(10,176)
Accumulated other comprehensive loss, net of income taxes	(5,628)	(3,099)
Treasury stock, at cost (3,368,720 and 2,932,932 shares as of March 31, 2022 and June 30, 2021, respectively)	(61,343)	(53,265)
Total shareholders' equity	276,392	274,560
Total liabilities and shareholders' equity	$1,984,541	$1,874,935

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Interest and dividend income
Loans receivable	$11,943	$12,116	$36,701	$36,845
Investment securities	2,152	1,700	6,294	5,489
Federal funds and other	105	109	302	344
Total interest and dividend income	14,200	13,925	43,297	42,678
Interest expense
Deposits and escrow interest	1,217	1,782	3,863	6,372
FHLB advances	266	506	924	1,545
Total interest expense	1,483	2,288	4,787	7,917
Net interest income	12,717	11,637	38,510	34,761
Provision (benefit) for loan losses	286	(894)	563	(678)
Net interest income after provision (benefit) for loan losses	12,431	12,531	37,947	35,439
Noninterest income
Fees and service charges	390	353	1,198	1,038
Bank-owned life insurance	185	120	568	381
Gain on sale of premises	-	-	548	-
Swap income	333	-	333	367
Gains on sales of loans receivable	9	-	56	-
Gains on sales of securities	-	113	-	113
Other	6	6	28	30
Total noninterest income	923	592	2,731	1,929
Noninterest expense
Salaries and employee benefits	5,737	5,595	17,353	16,722
Occupancy and equipment	1,414	1,359	4,115	4,051
Communication and data processing	573	517	1,626	1,539
Professional fees	543	382	1,356	1,285
Postage, printing, stationery and supplies	153	146	478	452
FDIC assessment	125	115	371	350
Advertising	100	100	300	300
Amortization of intangible assets	17	21	49	61
Other operating expenses	294	337	737	1,127
Total noninterest expense	8,956	8,572	26,385	25,887
Net income before income tax expense	4,398	4,551	14,293	11,481
Income tax expense	924	959	2,917	2,467
Net income	$3,474	$3,592	$11,376	$9,014
Earnings per common share:
Basic	$0.25	$0.25	$0.80	$0.60
Diluted	0.24	0.25	0.80	0.60
Weighted average common shares outstanding:
Basic	14,165,775	14,631,122	14,247,188	14,944,097
Diluted	14,197,716	14,632,342	14,301,150	14,944,664

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income	$3,474	$3,592	$11,376	$9,014

Other comprehensive income:
Unrealized (losses) gains on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	(2,933)	(565)	(3,363)	(584)
Reclassification adjustment for gains realized in net income	-	(52)	-	(52)
Net change in unrealized gains/losses	(2,933)	(617)	(3,363)	(636)
Tax effect	615	129	706	133
Net of tax	(2,318)	(488)	(2,657)	(503)

Defined benefit pension plan:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	38	305	113	877
Net change in unrealized gains/losses	38	305	113	877
Tax effect	(8)	(64)	(24)	(184)
Net of tax	30	241	89	693

Supplemental retirement plans:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	17	14	49	42
Net change in unrealized gains/losses	17	14	49	42
Tax effect	(4)	(2)	(10)	(9)
Net of tax	13	12	39	33

Total other comprehensive (loss) income	(2,275)	(235)	(2,529)	223

Comprehensive income	$1,199	$3,357	$8,847	$9,237

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(Dollars in thousands, except share and per share data)

						Accumulated
	Number of		Additional		Unallocated	Other	Treasury	Total
	Common	Common	Paid-In	Retained	Common Stock	Comprehensive	Stock,	Shareholders'
	Shares	Stock	Capital	Earnings	of ESOP	Loss	at cost	Equity
Balance at July 1, 2021	15,770,645	$187	$189,926	$150,987	$(10,176)	$(3,099)	$(53,265)	$274,560
Net income	-	-	-	3,614	-	-	-	3,614
Other comprehensive loss	-	-	-	-	-	(105)	-	(105)
Common stock dividends declared ($0.06 per share)	-	-	-	(876)	-	-	-	(876)
Repurchase of common stock	(204,261)	-	-	-	-	-	(3,720)	(3,720)
Restricted stock awards granted	8,000	-	(145)	-	-	-	145	-
Shares withheld related to income tax withholding	(74)	-	-	-	-	-	(1)	(1)
Stock-based compensation	-	-	810	-	-	-	-	810
ESOP shares committed to be released (24,419 shares)	-	-	202	-	244	-	-	446
Balance at September 30, 2021	15,574,310	187	190,793	153,725	(9,932)	(3,204)	(56,841)	274,728
Net income	-	-	-	4,288	-	-	-	4,288
Other comprehensive loss	-	-	-	-	-	(149)	-	(149)
Common stock dividends declared ($0.06 per share)	-	-	-	(867)	-	-	-	(867)
Repurchase of common stock	(217,411)	-	-	-	-	-	(4,084)	(4,084)
Shares withheld related to income tax withholding	(18,920)	-	-	-	-	-	(359)	(359)
Stock-based compensation	-	-	820	-	-	-	-	820
ESOP shares committed to be released (24,419 shares)	-	-	213	-	244	-	-	457
Balance at December 31, 2021	15,337,979	187	191,826	157,146	(9,688)	(3,353)	(61,284)	274,834
Net income	-	-	-	3,474	-	-	-	3,474
Other comprehensive loss	-	-	-	-	-	(2,275)	-	(2,275)
Common stock dividends declared ($0.06 per share)	-	-	-	(855)	-	-	-	(855)
Repurchase of common stock	(3,122)	-	-	-	-	-	(59)	(59)
Stock-based compensation	-	-	820	-	-	-	-	820
ESOP shares committed to be released (23,888 shares)	-	-	214	-	239	-	-	453
Balance at March 31, 2022	15,334,857	$187	$192,860	$159,765	$(9,449)	$(5,628)	$(61,343)	$276,392

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (unaudited)

(Dollars in thousands, except share and per share data)

						Accumulated
	Number of		Additional		Unallocated	Other	Treasury	Total
	Common	Common	Paid-In	Retained	Common Stock	Comprehensive	Stock,	Shareholders'
	Shares	Stock	Capital	Earnings	of ESOP	Loss	at cost	Equity
Balance at July 1, 2020	16,898,137	$187	$186,200	$141,288	$(11,145)	$(6,403)	$(36,414)	$273,713
Net income	-	-	-	2,728	-	-	-	2,728
Other comprehensive income	-	-	-	-	-	187	-	187
Common stock dividends declared ($0.04 per share)	-	-	-	(630)	-	-	-	(630)
Repurchase of common stock	(266,900)	-	-	-	-	-	(3,449)	(3,449)
Restricted stock awards granted	3,000	-	(60)	-	-	-	60	-
Stock-based compensation	-	-	829	-	-	-	-	829
ESOP shares committed to be released (24,419 shares)	-	-	57	-	244	-	-	301
Balance at September 30, 2020	16,634,237	187	187,026	143,386	(10,901)	(6,216)	(39,803)	273,679
Net income	-	-	-	2,694	-	-	-	2,694
Other comprehensive income	-	-	-	-	-	271	-	271
Common stock dividends declared ($0.04 per share)	-	-	-	(608)	-	-	-	(608)
Repurchase of common stock	(517,270)	-	-	-	-	-	(7,591)	(7,591)
Shares withheld related to income tax withholding	(19,100)	-	-	-	-	-	(303)	(303)
Stock-based compensation	-	-	822	-	-	-	-	822
ESOP shares committed to be released (24,419 shares)	-	-	116	-	244	-	-	360
Balance at December 31, 2020	16,097,867	187	187,964	145,472	(10,657)	(5,945)	(47,697)	269,324
Net income	-	-	-	3,592	-	-	-	3,592
Other comprehensive loss	-	-	-	-	-	(235)	-	(235)
Common stock dividends declared ($0.04 per share)	-	-	-	(598)	-	-	-	(598)
Repurchase of common stock	(122,933)	-	-	-	-	-	(1,987)	(1,987)
Forfeiture of restricted stock	(8,718)	-	-	-	-	-	-	-
Stock-based compensation	-	-	809	-	-	-	-	809
ESOP shares committed to be released (23,888 shares)	-	-	153	-	239	-	-	392
Balance at March 31, 2021	15,966,216	$187	$188,926	$148,466	$(10,418)	$(6,180)	$(49,684)	$271,297

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$11,376	$9,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	563	(678)
Depreciation and amortization	2,221	2,226
Amortization of net premiums on securities and net deferred loan origination costs	110	681
Net (increase) decrease in accrued interest receivable	(185)	149
Gains on sales of securities	-	(113)
Gains on sales of loans receivable	(56)	-
Gain on sale of premises	(548)	-
Stock-based compensation	2,450	2,460
ESOP compensation	1,356	1,053
Earnings from cash surrender value of BOLI	(568)	(381)
Originations of loans receivable held for sale	(3,708)	-
Proceeds from loans receivable held for sale	3,764	-
Net accretion of purchase accounting adjustments	(103)	(193)
Other adjustments, principally net changes in other assets and liabilities	(845)	(1,682)
Net cash provided by operating activities	15,827	12,536
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(130,786)	(102,412)
Available for sale	-	(20,377)
Sale of investment securities available for sale	-	3,339
Maturities, calls and amortization of investment securities:
Held to maturity	49,974	67,814
Available for sale	16,713	16,120
Loan (originations) repayments, net	(56,328)	871
Net redemption of FHLB stock	792	454
Sale (purchase) of bank premises and equipment	571	(233)
Net cash used in investing activities	(119,064)	(34,424)
FINANCING ACTIVITIES
Net increase in deposits	133,037	81,035
Net decrease in short-term FHLB advances	-	(10,000)
Repayment of long-term FHLB advances	(17,600)	(98)
Net decrease in mortgage escrow funds	(1,792)	(871)
Common stock dividends paid	(2,598)	(1,836)
Repurchase of shares from employees for income tax withholding purpose	(360)	(303)
Repurchase of common stock	(7,863)	(13,027)
Net cash provided by financing activities	102,824	54,900
Net (decrease) increase in cash and cash equivalents	(413)	33,012
Cash and cash equivalents at beginning of period	159,305	136,302
Cash and cash equivalents at end of period	$158,892	$169,314

Supplemental information:
Cash paid for:
Interest	$4,816	$7,935
Income taxes	1,602	2,764
Establishment of right to use lease asset	-	443

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At March 31, 2022, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended, and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

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

Assets Held For Sale: Assets held for sale are those assets which management has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or fair value, less estimated costs to sell, in the period in which the held for sale criteria are met and every subsequent period until the asset is sold. The carrying amount of the asset is adjusted for subsequent increases or decreases in its fair value, less estimated cost to sell, except that any subsequent increase cannot exceed the cumulative loss previously recognized. Such assets are not depreciated or amortized while they are classified as held for sale. Realized gains and losses on the sale of the asset is recognized when the asset is sold and is determined by the difference between the sale proceeds and the carrying value of the asset. Assets classified as held for sale totaled $1.5 million as of both March 31, 2022 and June 30, 2021 and are included in other assets on the consolidated balance sheet. During the nine months ended March 31, 2022, the Company sold $398,000 in assets held for sale resulting in gains on sale of $548,000.

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

Many of the emergency actions taken to mitigate the effects of the pandemic have since been reduced or eliminated, resulting in an improved local and national economic environment, however the ultimate financial impact of the pandemic on our borrowers, and therefore on our credit quality and financial performance, is still unknown at this time. The pandemic may continue to adversely impact consumers and several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include, but are not limited to, the valuation impairments of the Company’s intangible assets, investments, loans receivable, or deferred tax assets. Additionally, it is reasonably possible that the Company’s allowance for loan loss estimate as of March 31, 2022 could change in the near term and could result in a material change to the Company’s provision for loan losses, earnings and capital.

Use of Estimates: To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Note 2. Recent Accounting Pronouncements

The pronouncements discussed below are not intended to be an all-inclusive list, but rather only those pronouncements that the Company has determined could potentially have a material impact on its consolidated financial position and results of operations or on its disclosures.

There were no accounting standards adopted in the current period.

Future Application of Accounting Pronouncements Previously Issued

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 which affects entities holding financial assets that are not accounted for at fair value through net income, including loans, debt securities, and other financial assets. The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by recording an allowance for current expected credit losses. In October 2019, the FASB unanimously voted to delay the implementation of the standard for three years for certain companies, including small reporting companies (as defined by the SEC), non-SEC public companies and private companies. The Company currently qualifies as a small reporting company and is subject to the delayed implementation. Therefore, the amendments in this update will be effective for the Company for the fiscal year beginning on July 1, 2023, including interim periods within that fiscal year. The Company is actively working through the provisions of the Update. Management has established a steering committee which is identifying the methodologies and the additional data requirements necessary to implement the Update and has engaged a third-party software service provider to assist in the Company's implementation. On March 31, 2022 the FASB issued ASU 2022-02 "Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures." The ASU eliminates the current accounting guidance on troubled debt restructurings ("TDRs") for creditors, enhances disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty and amends the guidance on vintage disclosures with respect to current period gross charge-offs. For entities that have not yet adopted ASU 2016-13, the amendments in ASU

2022-02 are effective upon the adoption of ASU 2016-13. Management is currently evaluating the impact that ASU 2016-13 and ASU 2022-02 will have on the Company’s consolidated financial position, results of operations and disclosures.

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

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity debt securities at March 31, 2022 and June 30, 2021 were as follows (in thousands):

	March 31, 2022
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
Available for sale debt securities
U.S. Government and agency obligations	$10,939	$-	$(710)	$10,229
Corporate	5,000	8	(30)	4,978
State and municipal	7,040	-	(1,507)	5,533
Mortgage-backed securities – residential	14,960	23	(941)	14,042
Mortgage-backed securities – commercial	2,435	-	(32)	2,403
Total available for sale debt securities	$40,374	$31	$(3,220)	$37,185
Held to maturity debt securities
U.S. Government and agency obligations	$49,995	$44	$(1,989)	$48,050
Corporate	52,083	562	(2,075)	50,570
State and municipal	87,407	-	(15,294)	72,113
Mortgage-backed securities – residential	106,302	97	(5,158)	101,241
Mortgage-backed securities – collateralized mortgage obligations	26,076	2	(1,373)	24,705
Mortgage-backed securities – commercial	89,033	62	(6,274)	82,821
Total held to maturity debt securities	$410,896	$767	$(32,163)	$379,500

	June 30, 2021
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
Available for sale debt securities
U.S. Government and agency obligations	$21,931	$6	$(121)	$21,816
Corporate	8,013	176	-	8,189
State and municipal	7,041	104	(30)	7,115
Mortgage-backed securities – residential	17,738	148	(232)	17,654
Mortgage-backed securities – commercial	2,490	123	-	2,613
Total available for sale debt securities	$57,213	$557	$(383)	$57,387
Held to maturity debt securities
U.S. Government and agency obligations	$33,994	$202	$(84)	$34,112
Corporate	43,605	1,312	(38)	44,879
State and municipal	57,625	440	(248)	57,817
Mortgage-backed securities – residential	96,181	2,713	(107)	98,787
Mortgage-backed securities – collateralized mortgage obligations	33,300	376	(328)	33,348
Mortgage-backed securities – commercial	72,879	937	(622)	73,194
Total held to maturity debt securities	$337,584	$5,980	$(1,427)	$342,137

No securities were sold during the three or nine months ended March 31, 2022. During the three and nine months ended March 31, 2021, the Company sold $5.0 million of securities which resulted in $113,000 of realized gains, which included the disposal of $1.6 million of securities classified as held to maturity, resulting in $61,000 of realized gains. These held to maturity securities were comprised of seasoned mortgage-backed securities where the Company collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments or scheduled payments payable in equal installments, comparing both principal and interest over terms.

The following table presents the fair value and carrying amount of debt securities at March 31, 2022, by contractual maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
1 year or less	$5,115	$5,157	$-	$-
1 to 5 years	55,970	53,720	5,000	4,849
5 to 10 years	43,463	42,030	10,939	10,357
over 10 years	81,068	66,179	7,040	5,534
Mortgage-backed securities and other	225,280	212,414	17,395	16,445
Total	$410,896	$379,500	$40,374	$37,185

Securities pledged had carrying amounts of $206.3 million and $180.1 million at March 31, 2022 and June 30, 2021, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2022 and June 30, 2021 (in thousands):

	March 31, 2022
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
U.S. Government and agency obligations	$10,229	$(710)	$-	$-	$10,229	$(710)
Corporate	2,970	(30)	-	-	2,970	(30)
State and municipal	3,312	(710)	2,221	(797)	5,533	(1,507)
Mortgage-backed securities – residential	1,234	(12)	9,234	(929)	10,468	(941)
Mortgage-backed securities – commercial	2,403	(32)	-	-	2,403	(32)
Total available for sale	$20,148	$(1,494)	$11,455	$(1,726)	$31,603	$(3,220)
Held to maturity
U.S. Government and agency obligations	$37,198	$(1,801)	$2,807	$(188)	$40,005	$(1,989)
Corporate	40,483	(2,075)	-	-	40,483	(2,075)
State and municipal	68,772	(14,064)	3,341	(1,230)	72,113	(15,294)
Mortgage-backed securities – residential	90,221	(4,751)	4,410	(407)	94,631	(5,158)
Mortgage-backed securities – collateralized mortgage obligations	13,899	(540)	7,483	(833)	21,382	(1,373)
Mortgage-backed securities – commercial	58,089	(4,013)	18,146	(2,261)	76,235	(6,274)
Total held to maturity	$308,662	$(27,244)	$36,187	$(4,919)	$344,849	$(32,163)

	June 30, 2021
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
U.S. Government and agency obligations	$14,811	$(121)	$-	$-	$14,811	$(121)
State and municipal	2,990	(30)	-	-	2,990	(30)
Mortgage-backed securities – residential	9,615	(222)	1,339	(10)	10,954	(232)
Total available for sale	$27,416	$(373)	$1,339	$(10)	$28,755	$(383)
Held to maturity
U.S. Government and agency obligations	$19,409	$(84)	$-	$-	$19,409	$(84)
Corporate	2,488	(13)	4,975	(25)	7,463	(38)
State and municipal	19,980	(248)	-	-	19,980	(248)
Mortgage-backed securities – residential	30,335	(107)	-	-	30,335	(107)
Mortgage-backed securities – collateralized mortgage obligations	15,133	(328)	-	-	15,133	(328)
Mortgage-backed securities – commercial	47,580	(622)	-	-	47,580	(622)
Total held to maturity	$134,925	$(1,402)	$4,975	$(25)	$139,900	$(1,427)

As of March 31, 2022, the Company’s securities portfolio consisted of $448.1 million in securities, of which 275 securities with a fair value of $376.5 million were in an unrealized/unrecognized loss position. Non-U.S. government and agency obligations are internally pass rated and are subject to quarterly credit monitoring.

There were no securities for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of March 31, 2022 or June 30, 2021. Management believes the unrealized losses are primarily a result of changes in market interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of March 31, 2022 or June 30, 2021.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	March 31,	June 30,
	2022	2021
Mortgage loans:
Residential	$215,431	$224,305
Commercial	897,424	826,624
Construction	16,894	10,151
Net deferred loan origination (fees) costs	(23)	196
Total mortgage loans	1,129,726	1,061,276
Commercial and consumer loans:
Commercial loans	141,427	150,658
Home equity lines of credit	22,557	25,439
Consumer and overdrafts	348	345
Net deferred loan origination costs (fees)	539	(386)
Total commercial and consumer loans	164,871	176,056
Total loans receivable	1,294,597	1,237,332
Allowance for loan losses	(8,711)	(7,881)
Loans receivable, net	$1,285,886	$1,229,451

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$319	$1	$-	$4	$324
Commercial mortgages	6,853	206	-	-	7,059
Construction	129	37	-	-	166
Commercial loans	1,067	40	(8)	10	1,109
Home equity lines of credit	51	(4)	-	2	49
Consumer and overdrafts	10	6	(16)	4	4
Total	$8,429	$286	$(24)	$20	$8,711

	Three Months Ended March 31, 2021
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$334	$(4)	$-	$2	$332
Commercial mortgages	6,872	(354)	-	-	6,518
Construction	205	(103)	-	-	102
Commercial loans	1,201	(437)	(21)	105	848
Home equity lines of credit	61	(1)	-	2	62
Consumer and overdrafts	4	5	(6)	-	3
Total	$8,677	$(894)	$(27)	$109	$7,865

	Nine Months Ended March 31, 2022
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$337	$(21)	$-	$8	$324
Commercial mortgages	6,435	624	-	-	7,059
Construction	102	64	-	-	166
Commercial loans	948	(121)	(108)	390	1,109
Home equity lines of credit	54	(11)	-	6	49
Consumer and installment loans	5	28	(34)	5	4
Total	$7,881	$563	$(142)	$409	$8,711

	Nine Months Ended March 31, 2021
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$373	$(49)	$-	$8	$332
Commercial mortgages	6,913	(395)	-	-	6,518
Construction	165	(63)	-	-	102
Commercial loans	1,124	(187)	(245)	156	848
Home equity lines of credit	60	(4)	-	6	62
Consumer and installment loans	4	20	(23)	2	3
Total	$8,639	$(678)	$(268)	$172	$7,865

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of March 31, 2022 and June 30, 2021 (in thousands):

	March 31, 2022
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential mortgages	$1,740	$213,274	$417	$215,431	$110	$214	$-	$324
Commercial mortgages	4,790	891,768	866	897,424	-	7,059	-	7,059
Construction	1,113	15,781	-	16,894	-	166	-	166
Commercial loans	652	140,775	-	141,427	-	1,109	-	1,109
Home equity lines of credit	375	22,071	111	22,557	8	41	-	49
Consumer and overdrafts	-	348	-	348	-	4	-	4
Total	$8,670	$1,284,017	$1,394	$1,294,081	$118	$8,593	$-	$8,711

	June 30, 2021
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential mortgages	$2,356	$221,229	$720	$224,305	$113	$224	$-	$337
Commercial mortgages	3,582	822,154	888	826,624	-	6,435	-	6,435
Construction	-	10,151	-	10,151	-	102	-	102
Commercial loans	1,707	148,951	-	150,658	-	948	-	948
Home equity lines of credit	414	24,902	123	25,439	8	46	-	54
Consumer and overdrafts	-	345	-	345	-	5	-	5
Total	$8,059	$1,227,732	$1,731	$1,237,522	$121	$7,760	$-	$7,881

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by portfolio segment as of March 31, 2022 and June 30, 2021 (in thousands):

	March 31, 2022			June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential mortgages	$1,365	$1,323	$-	$2,044	$1,931	$-
Commercial mortgages	4,796	4,790	-	3,582	3,582	-
Construction	1,113	1,113	-	-	-	-
Commercial loans	664	652	-	1,878	1,707	-
Home equity lines of credit	314	339	-	358	381	-
With an allowance recorded:
Residential mortgages	356	417	110	363	425	113
Home equity lines of credit	36	36	8	33	33	8
Total	$8,644	$8,670	$118	$8,258	$8,059	$121

The tables below present the average recorded investment and interest income recognized on loans individually evaluated for impairment, by portfolio segment, for the three and nine months ended March 31, 2022 and 2021 (in thousands):

	Three months ended		Three months ended
	March 31, 2022		March 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgages	$1,472	$16	$1,822	$7
Commercial mortgages	4,790	12	-	-
Construction	1,113	-	-	-
Commercial loans	653	3	1,749	47
Home equity lines of credit	339	-	379	-
With an allowance recorded:
Residential mortgages	418	3	427	4
Home equity lines of credit	36	1	30	-
Total	$8,821	$35	$4,407	$58

	Nine Months Ended		Nine Months Ended
	March 31, 2022		March 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgages	$1,750	$46	$1,905	$27
Commercial mortgages	4,065	12	-	-
Construction	445	-	-	-
Commercial loans	704	197	1,786	144
Home equity lines of credit	343	2	384	1
With an allowance recorded:
Residential mortgages	421	10	429	11
Home equity lines of credit	35	1	24	-
Total	$7,763	$268	$4,528	$183

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by portfolio segment, as of March 31, 2022 and June 30, 2021 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	March 31,	June 30,	March 31,	June 30,
	2022	2021	2022	2021
Residential mortgages	$793	$1,391	$-	$-
Commercial mortgages	4,790	3,582	423	411
Construction	1,113	-	-	-
Commercial loans	400	-	-	-
Home equity lines of credit	339	381	-	-
Total	$7,435	$5,354	$423	$411

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $351,000 and $368,000 as of March 31, 2022 and June 30, 2021, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by portfolio segment as of March 31, 2022 and June 30, 2021 (in thousands):

	March 31, 2022
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total
Residential mortgages	$-	$-	$869	$869	$214,562	$215,431
Commercial mortgages	-	-	1,631	1,631	895,793	897,424
Construction	-	-	1,113	1,113	15,781	16,894
Commercial loans	12	11	400	423	141,004	141,427
Home equity lines of credit	97	-	357	454	22,103	22,557
Consumer and overdrafts	-	-	-	-	348	348
Total	$109	$11	$4,370	$4,490	$1,289,591	$1,294,081

	June 30, 2021
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total

Residential mortgages	$198	$126	$948	$1,272	$223,033	$224,305
Commercial mortgages	453	-	411	864	825,760	826,624
Construction	-	-	-	-	10,151	10,151
Commercial loans	69	76	-	145	150,513	150,658
Home equity lines of credit	-	19	381	400	25,039	25,439
Consumer and overdrafts	-	-	-	-	345	345
Total	$720	$221	$1,740	$2,681	$1,234,841	$1,237,522

(1)
As of March 31, 2022 and June 30, 2021, loans on a COVID-19-related payment deferral are considered current.

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings (“TDRs”). The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. All TDRs are considered impaired loans.

As of March 31, 2022 and June 30, 2021, the Company had 8 and 12 loans, classified as TDRs totaling $1.6 million and $3.1 million, including $1.2 million and $2.7 million, respectively, of loans still accruing interest. The Company has allocated

$118,000 and $121,000, respectively, of specific reserves to customers whose loan terms have been modified in TDRs as of March 31, 2022 and June 30, 2021. As of March 31, 2022, the Company has no commitments to lend additional funds to customers with outstanding loans that are classified as TDRs.

The Company did not modify any loans during the three or nine months ended March 31, 2022 or 2021 that were classified as TDRs.

There were no defaults of TDRs occurring in the three or nine months ended March 31, 2022 or March 31, 2021 that were modified in the twelve months prior to default.

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

During the three months ended March 31, 2022, no loan payment deferrals were granted or extended by the Company. During the nine months ended March 31, 2022, the Company granted or extended loan payment deferrals for one residential mortgage, two commercial mortgages and two commercial loans totaling $91,000, $5.6 million and $205,000, respectively. In accordance with either the CARES Act (as amended) or Interagency Statement, these modifications are not considered TDRs. The Company had one loan totaling $3.6 million and 19 loans totaling $27.3 million on loan payment deferral as of March 31, 2022 and June 30, 2021, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by portfolio segment is as follows (in thousands):

	March 31, 2022
	Pass	Special Mention	Substandard	Total
Residential mortgages	$213,685	$156	$1,590	$215,431
Commercial mortgages	878,607	2,947	15,870	897,424
Construction	15,781	-	1,113	16,894
Commercial loans	137,265	21	4,141	141,427
Home equity lines of credit	22,047	82	428	22,557
Consumer and overdrafts	348	-	-	348
Total	$1,267,733	$3,206	$23,142	$1,294,081

	June 30, 2021
	Pass	Special Mention	Substandard	Total
Residential mortgages	$219,901	$2,480	$1,924	$224,305
Commercial mortgages	809,660	1,615	15,349	826,624
Construction	9,038	1,113	-	10,151
Commercial loans	146,275	491	3,892	150,658
Home equity lines of credit	24,400	602	437	25,439
Consumer and overdrafts	345	-	-	345
Total	$1,209,619	$6,301	$21,602	$1,237,522

As of March 31, 2022, the $3.6 million in loans in a COVID-19 related payment deferral were rated as substandard. As of June 30, 2021, of the $27.3 million in loans on deferral, $9.9 million were pass-rated, $3.2 million were rated special mention and $14.2 million were rated substandard.

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of March 31, 2022 and June 30, 2021 is as follows (in thousands):

	March 31,	June 30,
	2022	2021
Residential mortgages	$417	$720
Commercial mortgages	866	888
Home equity lines of credit	111	123
Carrying amount, net of allowance of $0	$1,394	$1,731

There was no provision for loan losses on purchased credit impaired loans during the three and nine months ended March 31, 2022 or 2021.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Beginning balance	$101	$147	$130	$156
New loans acquired	-	-	-	-
Accretion income	(5)	(9)	(34)	(18)
Reclassification from non-accretable difference	-	-	-	-
Disposals	-	-	-	-
Ending balance	$96	$138	$96	$138

Note 5. Accumulated Other Comprehensive (Loss) Income

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at January 1, 2022	$(202)	$(2,996)	$(155)	$(3,353)
Other comprehensive loss before reclassifications	(2,933)	-	-	(2,933)
Amounts reclassified from accumulated other comprehensive income	-	38	17	55
Less tax effect	615	(8)	(4)	603
Net other comprehensive (loss) income	(2,318)	30	13	(2,275)
Balance at March 31, 2022	$(2,520)	$(2,966)	$(142)	$(5,628)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at January 1, 2021	$413	$(6,153)	$(205)	$(5,945)
Other comprehensive loss before reclassifications	(565)	-	-	(565)
Amounts reclassified from accumulated other comprehensive income	(52)	305	14	267
Less tax effect	129	(64)	(2)	63
Net other comprehensive (loss) income	(488)	241	12	(235)
Balance at March 31, 2021	$(75)	$(5,912)	$(193)	$(6,180)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2021	$137	$(3,055)	$(181)	$(3,099)
Other comprehensive loss before reclassifications	(3,363)	-	-	(3,363)
Amounts reclassified from accumulated other comprehensive income	-	113	49	162
Tax effect	706	(24)	(10)	672
Net other comprehensive (loss) income	(2,657)	89	39	(2,529)
Balance at March 31, 2022	$(2,520)	$(2,966)	$(142)	$(5,628)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2020	$428	$(6,605)	$(226)	$(6,403)
Other comprehensive income before reclassifications	(584)	-	-	(584)
Amounts reclassified from accumulated other comprehensive income	(52)	877	42	867
Tax effect	133	(184)	(9)	(60)
Net other comprehensive (loss) income	(503)	693	33	223
Balance at March 31, 2021	$(75)	$(5,912)	$(193)	$(6,180)

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

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three and nine months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$82	$-	$130
Interest cost	149	25	136	18
Expected return on plan assets	(509)	-	(454)	-
Amortization of prior net loss	38	17	240	14
Settlement charges	-	-	65	-
Net periodic (benefit) cost	$(322)	$124	$(13)	$162

	Nine Months Ended		Nine Months Ended
	March 31, 2022		March 31, 2021
	Defined Benefit Plan	Supplemental Retirement Plan	Defined Benefit Plan	Supplemental Retirement Plan
Service cost	$-	$343	$-	$311
Interest cost	446	60	409	65
Expected return on plan assets	(1,528)	-	(1,365)	-
Amortization of prior net loss	113	49	719	42
Settlement charges	-	-	158	-
Net periodic (benefit) cost	$(969)	$452	$(79)	$418

The Company made no contributions to the defined benefit plan during the three and nine months ended March 31, 2022.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. On April 20, 2017, the Holding Company granted a loan to the ESOP in the amount of $14.5 million for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Holding Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% for 2022). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2022 was $9.7 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032. Dividends on allocated shares increase participant accounts and are used to purchase additional shares of stock. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (Dollars in thousands):

	March 31, 2022	June 30, 2021
Allocated to participants	494,510	417,902
Unearned	944,921	1,017,648
Total ESOP shares	1,439,431	1,435,550

Fair value of unearned shares	$18,057	$18,491

Total compensation expense recognized in connection with the ESOP for the three and nine months ended March 31, 2022 was $453,000 and $1.4 million, respectively, and for the three and nine months ended March 31, 2021 was $392,000 and $1.1 million, respectively.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2022
Measured on a recurring basis:
Available for sale debt securities:
U.S. Government and agency obligations	$-	$10,229	$-	$10,229
Corporate	-	-	4,978	4,978
State and municipal	-	5,533	-	5,533
Mortgage-backed securities – residential	-	14,042	-	14,042
Mortgage-backed securities – commercial	-	2,403	-	2,403
Derivatives – interest rate contracts	-	4,843	-	4,843
Total assets at fair value	$-	$37,050	$4,978	$42,028

Derivatives – interest rate contracts	$-	$4,843	$-	$4,843
Total liabilities at fair value	$-	$4,843	$-	$4,843

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$307	$307
Home equity lines of credit	-	-	28	28
Total assets at fair value	$-	$-	$335	$335

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2021
Measured on a recurring basis:
Available for sale debt securities:
U.S. Government and agency obligations	$-	$21,816	$-	$21,816
Corporate	-	5,058	3,131	8,189
State and municipal	-	7,115	-	7,115
Mortgage-backed securities – residential	-	17,654	-	17,654
Mortgage-backed securities – commercial	-	2,613	-	2,613
Derivatives – interest rate contracts	-	4,232	-	4,232
Total assets at fair value	$-	$58,488	$3,131	$61,619

Derivatives – interest rate contracts	$-	$4,232	$-	$4,232
Total liabilities at fair value	$-	$4,232	$-	$4,232

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$312	$312
Home equity lines of credit	-	-	25	25
Total assets at fair value	$-	$-	$337	$337

Investment securities with a fair value of $2.0 million were transferred from Level 2 to Level 3 during the three and nine months ended March 31, 2022 because of a lack of observable market data for this investment due to a decrease in the market activity for this security. There were no transfers between levels within the fair value hierarchy during the three and nine months ended March 31, 2021.

Impaired loans in the preceding table had a carrying amount of $454,000 and a remaining valuation allowance of $118,000, at March 31, 2022, as compared to $458,000 and $121,000, respectively, as of June 30, 2021. Impaired loans measured at fair value incurred no net charge-offs and resulted in a benefit for loan losses of $3,000 during the nine months ended March 31, 2022. Impaired loans measured at fair value as of March 31, 2021 incurred no net charge-offs and resulted in a provision for loan losses of $1,000 during the nine months ended March 31, 2021.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at March 31, 2022 and June 30, 2021 (Dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
March 31, 2022
Impaired loans - residential mortgages	$307	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	28	Discounted cash flow	Discount rate	5.4% to 6.3%

June 30, 2021
Impaired loans - residential mortgages	$312	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	25	Discounted cash flow	Discount rate	5.4% to 6.3%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities, none of which are held for trading purposes (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2		Level 3	Total
March 31, 2022
Financial assets:
Cash and cash equivalents	$158,892	$158,892	$-		$-	$158,892
Held to maturity debt securities	410,896	-	324,079	-	55,421	379,500
Available for sale debt securities	37,185	-	32,207		4,978	37,185
Loans receivable, net	1,285,886	-	-		1,254,851	1,254,851
Accrued interest receivable	6,583	-	1,926		4,657	6,583
FHLB stock	3,715	N/A	N/A		N/A	N/A
Derivative assets - interest rate contracts	4,843	-	4,843		-	4,843
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	1,279,627	1,279,627	-		-	1,279,627
Time deposits	345,092	-	348,306		-	348,306
Mortgage escrow funds	8,744	8,744	-		-	8,744
Advances from FHLB	48,357	-	48,950		-	48,950
Accrued interest payable	117	1	116		-	117
Derivative liabilities - interest rate contracts	4,843	-	4,843		-	4,843

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2021
Financial assets:
Cash and cash equivalents	$159,305	$159,305	$-	$-	$159,305
Held to maturity debt securities	337,584	-	305,671	36,466	342,137
Available for sale debt securities	57,387	-	54,256	3,131	57,387
Loans receivable, net	1,229,451	-	-	1,234,116	1,234,116
Accrued interest receivable	6,398	-	1,341	5,057	6,398
FHLB stock	4,507	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	4,232	-	4,232	-	4,232
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	1,116,667	1,116,667	-	-	1,116,667
Time deposits	375,015	-	380,948	-	380,948
Mortgage escrow funds	10,536	10,536	-	-	10,536
Advances from FHLB	65,957	-	67,334	-	67,334
Accrued interest payable	146	1	145	-	146
Derivative liabilities - interest rate contracts	4,232	-	4,232	-	4,232

The methods of determining the fair value of assets and liabilities presented in the table above are consistent with our methodologies disclosed in the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2021.

Note 8. Regulatory Matters

The following is a summary of the Bank’s actual capital amounts and ratios as of March 31, 2022 and June 30, 2021, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (Dollars in thousands).

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Leverage (Tier 1)	$246,410	12.9%	$76,672	4.0%	$95,840	5.0%
Risk-based:
Common Tier 1	246,410	17.2	64,384	4.5	92,999	6.5
Tier 1	246,410	17.2	85,845	6.0	114,460	8.0
Total	255,121	17.8	114,460	8.0	143,075	10.0
June 30, 2021
Leverage (Tier 1)	$233,944	12.5%	$74,988	4.0%	$93,735	5.0%
Risk-based:
Common Tier 1	233,944	17.9	58,713	4.5	84,807	6.5
Tier 1	233,944	17.9	78,283	6.0	104,378	8.0
Total	241,825	18.5	104,378	8.0	130,472	10.0

In addition to the ratios above, the Basel III Capital Rules have established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.

Management believes that as of March 31, 2022 and June 30, 2021, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer of 2.5%. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(Dollars in thousands, except share and per share data)
Net income applicable to common stock	$3,474	$3,592	$11,376	$9,014

Average number of common shares outstanding	15,122,502	15,684,763	15,228,422	16,022,046
Less: Average unallocated ESOP shares	(956,727)	(1,053,641)	(981,234)	(1,077,949)
Average number of common shares outstanding used to calculate basic earnings per common share	14,165,775	14,631,122	14,247,188	14,944,097

Effect of equity-based awards	31,941	1,220	53,962	567
Average number of common shares outstanding used to calculate diluted earnings per common share	14,197,716	14,632,342	14,301,150	14,944,664

Earnings per common share:
Basic	$0.25	$0.25	$0.80	$0.60
Diluted	$0.24	$0.25	$0.80	$0.60

Stock options for 1,314,963 and 1,311,328 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended March 31, 2022, respectively, because they were antidilutive. Stock options for 1,323,334 and 1,338,000 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended March 31, 2021, respectively, because they were antidilutive.

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

The following table presents summary information about the interest rate swaps as of March 31, 2022 and June 30, 2021 (Dollars in thousands).

	March 31,	June 30,
	2022	2021
Notional amounts	$222,425	$182,700
Weighted average pay rates	2.78%	2.55%
Weighted average receive rates	2.78%	2.55%
Weighted average maturity	8.14 years	8.46 years
Fair value of combined interest rate swaps	$-	$-

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
5.
Recognize revenue when (or as) the Company satisfies a performance obligation.

The following table presents summary information about sources of revenue from contracts with customers for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Noninterest income:
Service charges on deposits	$222	$173	$604	$531
Interchange fees	139	128	459	392
Other fees and service charges (1)	29	52	135	115
Fees and service charges	390	353	1,198	1,038

Bank-owned life insurance (1)	185	120	568	381
Gain on sale of premises (1)	-	-	548	-
Swap income (1)	333	-	333	367
Gains on sales of loans receivable (1)	9	-	56	-
Gains on sales of securities (1)	-	113	-	113
Other noninterest income (1)	6	6	28	30
Total noninterest income	$923	$592	$2,731	$1,929

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
Note 12. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Total compensation cost that has been charged against income for the Plan was $820,000 and $2.5 million for the three and nine months ended March 31, 2022 and $809,000 and $2.5 million for the three and nine months ended March 31, 2021, respectively.

Restricted Stock Awards (“RSAs”)

RSAs awarded under the Plan provide for the issuance of shares to both employees and non-employee directors. These awards generally vest over a 5-year period, with 20% vesting each year on the anniversary of the award. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,000, of which 549,467 shares were granted as of March 31, 2022.

The following table presents a summary of RSA activity during the period ended March 31, 2022.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested granted shares outstanding at July 1, 2021	322,580	$18.95
Shares granted	8,000	17.66
Shares vested	(107,130)	18.97
Shares forfeited	-	-
Unvested granted shares at March 31, 2022	223,450	$18.89

As of March 31, 2022, there was $3.4 million of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

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

Total options available for grant under the Plan are 1,816,511, of which 1,320,963 options were granted as of March 31, 2022. The following table presents a summary of activity related to stock options granted under the Plan, and changes during the period then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
	(Dollars in thousands, except share and per share data)
Options outstanding at July 1, 2021	1,308,963	$19.00	7.4	$35
Options granted	12,000	17.66
Options expired	-	-
Options forfeited	-	-
Options exercised	-	-
Options outstanding at March 31, 2022	1,320,963	$18.98	6.7	$420

Exercisable at March 31, 2022	782,978	$19.02	6.6	$225

As of March 31, 2022, there was $2.0 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of options granted during the nine months ended March 31, 2022, was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	1.00%
Expected term (in years)	6.25
Expected stock price volatility	35.91%
Dividend yield	1.36%
Weighted average fair value of options granted	$5.50

Note 13. Leases

As of March 31, 2022, the Company leases real estate for eleven branch offices and one administrative office, including its corporate headquarters, under various operating lease agreements. The Company’s leases have maturities which range from 2022 to 2041, some of which include lessee options to extend the lease term. The weighted average remaining life of the lease terms for these leases was 9.6 years as of March 31, 2022.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.42% in determining the lease liability as of March 31, 2022.

The Company made a policy election to exclude the recognition requirements of ASC 842 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. The Company had no short-term lease cost for the three or nine months ended March 31, 2022 or 2021. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three or nine months ended March 31, 2022 or 2021.

Total operating lease cost was $504,000 and $1.5 million for the three and nine months ended March 31, 2022 and $501,000 and $1.5 million for the three and nine months ended March 31, 2021, respectively. The right-of-use asset, included in premises and equipment, net, was $8.3 million and the corresponding lease liability, included in other liabilities was $8.6 million as of March 31, 2022.

Future minimum lease payments for the fiscal years ending June 30 and a reconciliation of undiscounted lease cash flows and the lease liability recognized in the consolidated balance sheet as of March 31, 2022 is shown below:

(Dollars in thousands)
2022	$511
2023	1,940
2024	1,569
2025	1,276
2026	748
Thereafter	3,802
Total future minimum lease payments (undiscounted)	9,846
Discounting effect on cash flows	(1,273)
Lease liability (discounted)	$8,573

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at March 31, 2022 and June 30, 2021, and results of operations for the three and nine months ended March 31, 2022 and 2021 is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2021.

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

Critical Accounting Policies and Critical Accounting Estimates

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments, estimates and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. For additional information regarding critical accounting policies, refer to the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the June 30, 2021 Form 10-K. There have been no significant changes in our application of critical accounting policies for the three or nine months ended March 31, 2022.

Overview

PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At March 31, 2022, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended, and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

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

The Company's primary market area encompasses all of Putnam and Westchester Counties and parts of Dutchess and Rockland Counties in New York, which are the counties in which our offices are located, and the surrounding areas. It is considered a primary area for growth, particularly for commercial lending and deposit opportunities. Westchester County includes a high concentration of office, medical, retail, industrial, mixed use and multi-family real estate buildings and businesses. Our primary focus in this marketplace is small to middle market businesses in these segments. Rising real estate values and lack of available commercial space in Brooklyn and Manhattan have caused businesses to migrate to central and lower Westchester County, which has increased the demand for flex-industrial and multi-family property loans in our market area. Dutchess, Putnam and Rockland Counties offer similar commercial opportunities to Westchester County, but on a significantly smaller scale, and provide greater opportunities in residential mortgage lending and consumer lending and in retail deposit gathering. The close proximity of Bronx County, New York City, Fairfield County, Connecticut, and Bergen County, New Jersey, to our market area also creates a secondary area of opportunity for office, industrial and multi-family property loans.

Selected Financial Ratios

The summary information presented below as of and for the three and nine months ended March 31, 2022 and 2021 is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Part I (Dollars in thousands, except share and per share data).

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Performance Ratios (1):
Return on average assets	0.73%	0.80%	0.81%	0.67%
Return on average equity	5.02%	5.32%	5.51%	4.41%
Interest rate spread	2.69%	2.53%	2.76%	2.51%
Net interest margin	2.80%	2.69%	2.86%	2.70%
Efficiency ratio	65.66%	70.10%	63.98%	70.56%

Noninterest income to average assets	0.19%	0.13%	0.19%	0.14%
Noninterest expense to average assets	1.87%	1.90%	1.87%	1.92%

Average interest-earning assets to average interest-bearing liabilities	131.20%	131.31%	131.24%	131.40%
Average equity to average assets	14.50%	14.99%	14.62%	15.18%
Dividend payout ratio (2)	24.61%	16.65%	22.84%	20.37%

	As of and for the three months ended
	March 31, 2022	March 31, 2021
Loans to deposits	79.15%	86.72%

Share Data:
Shares outstanding	15,334,857	15,966,216
Book value per common share	$18.02	$16.99
Tangible book value per common share (3)	$17.62	$16.60

Asset Quality Ratios:
Non-performing loans receivable	$7,858	$2,054
Non-performing assets	$7,858	$2,054
Allowance for loan losses as a percent of total loans receivable (4)	0.68%	0.65%
Allowance for loan losses as a percent of non-performing loans receivable	110.86%	382.91%
Non-performing loans as a percent of total loans receivable, net (4)	0.61%	0.17%
Non-performing assets as a percent of total assets	0.40%	0.11%
Net charge-offs (recoveries)	$4	$(82)
Net charge-offs (recoveries) to average outstanding loans during the period (1)	0.00%	(0.03%)

Capital Ratios (5):
Tier 1 capital (to adjusted total assets)	12.86%	12.76%
Common equity Tier 1 capital (to risk-weighted assets)	17.22%	17.72%
Tier 1 capital (to risk-weighted assets)	17.22%	17.72%
Total capital (to risk-weighted assets)	17.83%	18.33%

(1) Performance ratios are annualized.
(2) Dividends declared per share divided by net income per share.

(3) Tangible book value per share is a non-GAAP measure and equals total shareholders’ equity, less goodwill and other intangible assets, divided by shares outstanding. We believe this disclosure may be meaningful to those investors who seek to evaluate our equity without giving effect to goodwill and other intangible assets. Reconciliations of GAAP to non-GAAP measures appear below this table.

(4) Total loans receivable excludes PPP loans.
(5) Represents Bank ratios.

Non-GAAP Financial Measures

The following table is a reconciliations of book value per share (GAAP measure) to tangible book value per share (non-GAAP measure) (Dollars in thousands, except share and per share data).

	As of
	March 31, 2022	March 31, 2021
Computation of Tangible Book Value per Common Share
Total shareholders' equity (GAAP)	$276,392	$271,297
Adjustments:
Goodwill	(6,106)	(6,106)
Other intangible assets	(102)	(168)
Tangible common shareholders' equity (Non-GAAP)	$270,184	$265,023

Common shares outstanding	15,334,857	15,966,216

Book value per share (GAAP)	$18.02	$16.99
Adjustments:
Effects of intangible assets	(0.40)	(0.39)

Tangible book value per common share (Non-GAAP)	$17.62	$16.60

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents decreased $413,000, or 0.3%, to $158.9 million at March 31, 2022 from $159.3 million at June 30, 2021. The decrease is primarily due to a $56.4 million increase in net loans receivable, $53.1 million increase in total investment securities, a $17.6 million decrease in FHLB advances and a $5.9 million decrease in other liabilities, partially offset by a $133.0 million increase in deposits.

Investment Securities Portfolio

The following table is a summary of the Company's investment securities portfolio, at carrying value, as of March 31, 2022 and June 30, 2021 (Dollars in thousands):

			Increase / (Decrease)
	March 31, 2022	June 30, 2021	$	%
Available for sale debt securities
U.S. Government and agency obligations	$10,229	$21,816	$(11,587)	-53.1%
Corporate	4,978	8,189	(3,211)	-39.2%
State and municipal	5,533	7,115	(1,582)	-22.2%
Mortgage-backed securities – residential	14,042	17,654	(3,612)	-20.5%
Mortgage-backed securities – commercial	2,403	2,613	(210)	-8.0%
Total available for sale debt securities	$37,185	$57,387	$(20,202)	-35.2%
Held to maturity debt securities
U.S. Government and agency obligations	$49,995	$33,994	$16,001	47.1%
Corporate	52,083	43,605	8,478	19.4%
State and municipal	87,407	57,625	29,782	51.7%
Mortgage-backed securities – residential	106,302	96,181	10,121	10.5%
Mortgage-backed securities – collateralized mortgage obligations	26,076	33,300	(7,224)	-21.7%
Mortgage-backed securities – commercial	89,033	72,879	16,154	22.2%
Total held to maturity debt securities	$410,896	$337,584	$73,312	21.7%

The increase in investment securities was the result of the Company deploying excess liquidity.

Loans Receivable Portfolio

The following table is a summary of the Company's loan portfolio, as of March 31, 2022 and June 30, 2021 (Dollars in thousands):

			Increase / (Decrease)
	March 31, 2022	June 30, 2021	$	%
Mortgage loans
Residential	$215,431	$224,305	$(8,874)	-4.0%
Commercial	897,424	826,624	70,800	8.6%
Construction	16,894	10,151	6,743	66.4%
Net deferred loan origination (fees) costs	(23)	196	(219)	-111.7%
Total mortgage loans	1,129,726	1,061,276	68,450	6.4%
Commercial and consumer loans:
Commercial loans	141,427	150,658	(9,231)	-6.1%
Home equity lines of credit	22,557	25,439	(2,882)	-11.3%
Consumer and overdrafts	348	345	3	0.9%
Net deferred loan origination costs (fees)	539	(386)	925	-239.6%
Total commercial and consumer loans	164,871	176,056	(11,185)	-6.4%
Total loans receivable	1,294,597	1,237,332	57,265	4.6%
Allowance for loan losses	(8,711)	(7,881)	(830)	10.5%
Loans receivable, net	$1,285,886	$1,229,451	$56,435	4.6%

The increase in loans receivable was primarily the result of increases in commercial mortgage loans and construction loans, partially offset by decreases in commercial loans, residential mortgage loans and home equity lines of credit. The decrease in commercial loans includes a decrease in PPP loans of $32.3 million, driven by loan forgiveness and paydowns, largely offset by a net increase of $23.0 million in all other commercial loans.

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

The allowance for loan losses increased $830,000, or 10.5%, to $8.7 million at March 31, 2022 from $7.9 million at June 30, 2021. The increase is primarily due to loan portfolio growth. Non-performing loans as a percent of total loans receivable (excluding PPP loans) were 0.61% as of March 31, 2022, an increase from 0.48% as of June 30, 2021.

The COVID-19 pandemic has created extensive disruptions to the local economy and our customers. From March 2020 to December 2021, the Company has granted loan payment deferrals on 331 commercial and consumer loans totaling $220.3 million for borrowers experiencing financial hardship due to the pandemic. Loans on a COVID-19 related payment deferral totaled $3.6 million (1 loan), or 0.28% of gross loans, as of March 31, 2022, compared to $27.3 million (19 loans) , or 2.21% of gross loans, as of June 30, 2021.

Deposits

Deposits have traditionally been our primary source of funds for our lending and investment activities. The substantial majority of our deposits are from depositors who reside in our primary market area. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses.

The following table is a summary of the Company's deposits, as of March 31, 2022 and June 30, 2021 (Dollars in thousands):

			Increase / (Decrease)
	March 31, 2022	June 30, 2021	$	%
Demand	$243,908	$219,072	$24,836	11.3%
NOW Accounts	221,386	177,223	44,163	24.9%
Money market accounts	396,358	332,843	63,515	19.1%
Savings	417,975	387,529	30,446	7.9%
Time deposits	345,092	375,015	(29,923)	-8.0%
Total deposits	$1,624,719	$1,491,682	$133,037	8.9%

Federal Home Loan Bank Advances. FHLB advances decreased $17.6 million to $48.4 million at March 31, 2022 as compared to $66.0 million at June 30, 2021. This decrease is due to maturities and principal paydowns of $17.6 million.

Total Shareholder’s Equity. Total shareholders’ equity increased $1.8 million, or 0.7%, to $276.4 million at March 31, 2022 from $274.6 million at June 30, 2021. This increase was primarily due to net income of $11.4 million and $3.8 million of stock-based compensation and reduction in unearned ESOP shares for plan shares earned during the period, partially offset by the repurchase of $8.2 million (435,788 shares) of common stock, $2.5 million of other comprehensive losses related primarily to unrealized losses on available for sale investment securities driven by higher market interest rates and $2.6 million of cash dividends declared and paid. We would expect that further increases in market interest rates would lead to additional unrealized losses on available for sale investment securities. On February 3, 2021, a repurchase plan was authorized to repurchase up to 801,856 shares, or 5% of the Company’s then outstanding common stock. As of March 31, 2022, the Company repurchased 682,561 shares of common stock at an average cost of $18.23 per share under this plan. At March 31, 2022, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Results of Operations for the Three and Nine Months Ended March 31, 2022 and March 31, 2021

Net Income. Net income decreased $118,000, or 3.3%, to $3.5 million for the three months ended March 31, 2022 compared to $3.6 million for the three months ended March 31, 2021. The decrease was primarily due to increases of $1.2 million in provision for loan losses and $384,000 in noninterest expense, largely offset by increases of $1.1 million in net interest income and $331,000 in noninterest income, and a $35,000 decrease in income tax expense. Net income increased $2.4 million, or 26.2%, to $11.4 million for the nine months ended March 31, 2022 compared to $9.0 million for the nine months ended March 31, 2021. The increase was primarily due to increases of $3.7 million in net interest income and $802,000 in noninterest income, partially offset by increases of $1.2 million in provision for loan losses, $498,000 in noninterest expense and $450,000 in income tax expense.

Net Interest Income.

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

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:
Loans receivable (1)	$1,255,117	$11,943	3.81%	$1,252,492	$12,116	3.88%
Investment securities (1)	436,702	2,152	2.06	319,239	1,700	2.18
Other interest-earning assets	141,677	105	0.30	162,193	109	0.27
Total interest-earning assets	1,833,496	14,200	3.12	1,733,924	13,925	3.23
Non-interest-earning assets	77,202			68,748
Total assets	$1,910,698			$1,802,672

Liabilities and equity:
NOW accounts	$215,021	94	0.18	$161,049	59	0.15
Money market accounts	360,131	144	0.16	274,516	208	0.31
Savings accounts and escrow	415,850	113	0.11	368,791	132	0.15
Time deposits	349,266	866	1.00	411,500	1,383	1.36
Total interest-bearing deposits	1,340,268	1,217	0.37	1,215,856	1,782	0.59
FHLB advances	57,185	266	1.89	104,604	506	1.96
Total interest-bearing liabilities	1,397,453	1,483	0.43	1,320,460	2,288	0.70
Non-interest-bearing deposits	220,809			187,778
Other non-interest-bearing liabilities	15,370			24,272
Total liabilities	1,633,632			1,532,510
Total shareholders' equity	277,066			270,162
Total liabilities and shareholders' equity	$1,910,698			$1,802,672

Net interest income		$12,717			$11,637
Interest rate spread - tax equivalent (2)			2.69			2.53
Net interest margin - tax equivalent (3)			2.80			2.69
Average interest-earning assets to interest-bearing liabilities	131.20%			131.31%

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

	Nine Months Ended March 31,
	2022			2021
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:
Loans receivable (1)	$1,240,253	$36,701	3.95%	$1,245,881	$36,845	3.95%
Investment securities (1)	423,062	6,294	2.07	316,114	5,489	2.36
Other interest-earning assets	142,974	302	0.28	162,946	344	0.28
Total interest-earning assets	1,806,289	43,297	3.22	1,724,941	42,678	3.31
Non-interest-earning assets	77,027			70,364
Total assets	$1,883,316			$1,795,305

Liabilities and equity:
NOW accounts	$196,803	254	0.17	$153,378	227	0.20
Money market accounts	355,471	499	0.19	260,258	657	0.34
Savings accounts and escrow	403,740	334	0.11	363,768	502	0.18
Time deposits	358,050	2,776	1.03	429,811	4,986	1.54
Total interest-bearing deposits	1,314,064	3,863	0.39	1,207,215	6,372	0.70
FHLB advances	62,309	924	1.98	105,569	1,545	1.95
Total interest-bearing liabilities	1,376,373	4,787	0.46	1,312,784	7,917	0.80
Non-interest-bearing deposits	214,391			183,467
Other non-interest-bearing liabilities	17,186			26,570
Total liabilities	1,607,950			1,522,821
Total shareholders' equity	275,366			272,484
Total liabilities and shareholders' equity	$1,883,316			$1,795,305

Net interest income		$38,510			$34,761
Interest rate spread - tax equivalent (2)			2.76			2.51
Net interest margin - tax equivalent (3)			2.86			2.70
Average interest-earning assets to interest-bearing liabilities	131.24%			131.40%

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

The following table presents information regarding tax equivalent adjustment used in the calculation of certain financial metrics (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Total interest income	$14,200	$13,925	$43,297	$42,678
Total interest expense	1,483	2,288	4,787	7,917
Net interest income (GAAP)	12,717	11,637	38,510	34,761
Tax equivalent adjustment	101	51	289	130
Net interest income - tax equivalent (non-GAAP)	$12,818	$11,688	$38,799	$34,891

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022 versus 2021			2022 versus 2021
	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Loans receivable	$(304)	$131	$(173)	$(272)	$128	$(144)
Investment securities	(118)	570	452	(865)	1,670	805
Other interest-earning assets	12	(16)	(4)	6	(48)	(42)
Total interest-earning assets	(410)	685	275	(1,131)	1,750	619

Interest expense:
NOW accounts	13	22	35	(32)	59	27
Money market accounts	(117)	53	(64)	(350)	192	(158)
Savings and escrow accounts	(32)	13	(19)	(212)	44	(168)
Time deposits	(328)	(189)	(517)	(1,469)	(741)	(2,210)
FHLB advances	(18)	(222)	(240)	21	(642)	(621)
Total interest-bearing liabilities	(482)	(323)	(805)	(2,042)	(1,088)	(3,130)

Net increase in net interest income	$72	$1,008	$1,080	$911	$2,838	$3,749

Provision for Loan Losses. The provision for loan losses increased for the three and nine months ended March 31, 2022, compared to the same periods last year. The increase is primarily due to higher loan portfolio growth in the current year as well as a $944,000 benefit for loan losses in the prior year quarter associated with the release of qualitative reserves established in the prior fiscal year associated with the COVID-19 pandemic. Charge-offs net of recoveries were $4,000 and recoveries, net of charge-offs were $267,000 for the three and nine months ended March 31, 2022, respectively, compared to recoveries net of charge-offs were $82,000 and charge-offs, net of recoveries were $96,000, respectively, for the same periods last year.

Noninterest Income

The following table displays noninterest income for the three and nine months ended March 31, 2022 and 2021 (Dollars in thousands).

	Three Months Ended				Nine Months Ended
	March 31,		Net Change		March 31,		Net Change
	2022	2021	$	%	2022	2021	$	%
Fees and service charges	$390	$353	$37	10.5%	$1,198	$1,038	$160	15.4%
Bank-owned life insurance	185	120	65	54.2%	568	381	187	49.1%
Gain on sale of premises	-	-	-	0.0%	548	-	548	100.0%
Gain on sale of securities	-	113	(113)	-100.0%	-	113	(113)	-100.0%
Net gains on sales of loans receivable	9	-	9	100.0%	56	-	56	100.0%
Swap income	333	-	333	100.0%	333	367	(34)	-9.3%
Other	6	6	-	0.0%	28	30	(2)	-6.7%
Total noninterest income	$923	$592	$331	55.9%	$2,731	$1,929	$802	41.6%

During the nine months ended March 31, 2022, the Company sold a parcel of unused land, resulting in the gain on sale of premises. The increase in fees and service charges compared to the same period last year was primarily the result of increases in debit card and interchange income, as well as increases in overdraft, ATM and wire fees which declined substantially during the beginning of the COVID-19 pandemic and have since recovered to near pre-pandemic levels.

Noninterest Expense

The following table displays noninterest expense for the three and nine months ended March 31, 2022 and 2021 (Dollars in thousands).

	Three Months Ended				Nine Months Ended
	March 31,		Net Change		March 31,		Net Change
	2022	2021	$	%	2022	2021	$	%
Salaries and employee benefits	$5,737	$5,595	$142	2.5%	$17,353	$16,722	$631	3.8%
Occupancy and equipment	1,414	1,359	55	4.0%	4,115	4,051	64	1.6%
Communication and data processing	573	517	56	10.8%	1,626	1,539	87	5.7%
Professional fees	543	382	161	42.1%	1,356	1,285	71	5.5%
Postage, printing, stationery and supplies	153	146	7	4.8%	478	452	26	5.8%
FDIC assessment	125	115	10	8.7%	371	350	21	6.0%
Advertising	100	100	-	0.0%	300	300	-	0.0%
Amortization of intangible assets	17	21	(4)	-19.0%	49	61	(12)	-19.7%
Other operating expenses	294	337	(43)	-12.8%	737	1,127	(390)	-34.6%
Total noninterest expense	$8,956	$8,572	$384	4.5%	$26,385	$25,887	$498	1.9%

The increase in professional fees in the current quarter ended March 31, 2022 compared to the same period last year is primarily due to higher legal and consulting fees. The decrease in other operating expenses for the nine months ended March 31, 2022 compared to the same period last year is primarily due to lower pension costs in the current year.

Income Tax Expense. The effective income tax rate was 21.0% and 20.4% for the three and nine months ended March 31, 2022 as compared to 21.1% and 21.5% for the same periods last year, with the decrease largely driven by an increase in tax-exempt interest income on municipal investments and bank-owned life insurance income.

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

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at March 31, 2022 and June 30, 2021 (Dollars in thousands). All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
March 31, 2022:
200	$271,985	$(59,081)	(17.8)%	15.06%	(222)
100	305,840	(25,226)	(7.6)	16.43	(85)
-	331,066	-	-	17.28	-
(50)	355,547	24,481	7.4	18.20	92
(100)	373,059	41,993	12.7	18.87	159

June 30, 2021:
200	$270,679	$(37,814)	(12.3)%	15.21%	(122)
100	291,715	(16,778)	(5.4)	15.95	(48)
-	308,493	-	-	16.43	-
(50)	324,999	16,506	5.4	17.06	63
(100)	346,539	38,046	12.3	17.94	151

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2022, cash and cash equivalents totaled $158.9 million, a decrease from $159.3 million as of June 30, 2021. Unpledged securities classified as available for sale, which provide an additional source of liquidity, totaled $19.5 million at March 31, 2022, a decrease from $28.9 million as of June 30, 2021.

We had the ability to borrow up to $319.4 million from the FHLB of New York, at March 31, 2022 of which $48.4 million was outstanding as of March 31, 2022. Additionally, as of March 31, 2022, we had an available line of credit with the FRB of New York’s discount window program of $96.1 million, and $25.0 million of fed funds lines of credit, neither of which had outstanding balances as of March 31, 2022.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing sources detailed above.

We had $83.2 million of loan commitments outstanding as of March 31, 2022 and $155.2 million of approved, but unadvanced, funds to borrowers. We also had $2.9 million in outstanding letters of credit at March 31, 2022.

Time deposits due within one year of March 31, 2022 totaled $219.5 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at March 31, 2022. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Holding Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders, to repurchase shares of its common stock and for other corporate purposes. The Holding Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Holding Company is governed by applicable law and regulations. At March 31, 2022, the Holding Company (on an unconsolidated, stand-alone basis) had liquid assets of $19.7 million.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the NYSDFS and the FDIC. At March 31, 2022, the Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 8 to the accompanying unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk."

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At March 31, 2022, the Company was not involved in any legal proceedings the outcome of which it believes would be material to its consolidated financial condition or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission. As of March 31, 2022, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

(a)
Not applicable
(b)
Not applicable
(c)
On February 3, 2021, a repurchase program was authorized by the Board of Directors to repurchase up to 801,856 shares, or 5.0% of the Company’s then outstanding common stock.

The following table presents information regarding stock repurchases by the Company during the quarter ended March 31, 2022.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2022 through January 31, 2022	3,122	$19.02	3,122	119,295
February 1, 2022 through February 28, 2022	-	-	-	119,295
March 1, 2022 through March 31, 2022	-	-	-	119,295
Total	3,122	$19.02	3,122

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

101

The following materials for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101.

(1)
Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215052).
(2)
Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 24, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCSB FINANCIAL CORPORATION

Date: May 6, 2022	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: May 6, 2022	/s/ Jeffrey M. Helf
Jeffrey M. Helf
Senior Vice President and Chief Financial Officer