Form 10-K
period 2022-06-30
PCSB Financial Corp
filed 2022-09-09
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2022

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒

Non-accelerated filer ☒		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates of the Registrant was $249.0 million. The registrant does not have any non-voting common equity.

As of September 9, 2022, there were 15,334,707 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
extent, duration and severity of the COVID-19 pandemic and government action in response to the pandemic, including their impact on our business and operations, including the impact of lost fee revenue and operating expenses, as well as their effects on our customers and issuers of securities, including their ability to make timely payments on obligations, service providers and on economies and markets more generally;
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

PART I

Item 1. Business

PCSB Financial Corporation

PCSB Financial Corporation (“PCSB Financial” or the “Company”), a Maryland corporation, is the bank holding company for PCSB Bank (the “Bank”). On April 20, 2017, the Company completed its initial public offering in connection with the Bank’s conversion from a mutual savings bank to a stock savings bank. As of June 30, 2022, we had consolidated assets of $1.99 billion, consolidated deposits of $1.63 billion and consolidated equity of $277.2 million. Other than holding the common stock of PCSB Bank, PCSB Financial has not engaged in any significant business to date. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations; however, there are no current agreements for these activities. The Company is subject to the financial reporting requirements of the Securities and Exchange Act of 1934, as amended and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

PCSB Bank

PCSB Bank is a New York-chartered commercial bank. We serve the banking needs of customers in the Lower Hudson Valley of New York State through our executive offices/headquarters and 14 banking offices located in Dutchess (2 offices), Putnam (3 offices), Rockland (1 office) and Westchester (8 offices) Counties, New York. Our primary business activity is attracting deposits from the general public and using those funds primarily to originate and purchase commercial real estate loans, business loans and one-to-four-family real estate loans and purchase investment securities. We are subject to comprehensive regulation and examination by the NYSDFS and by the Federal Deposit Insurance Corporation (the “FDIC”).

Our website address is www.pcsb.com. Information on our website is not and should not be considered a part of this annual report.

Proposed Acquisition by Brookline Bancorp, Inc.

As previously disclosed, on May 23, 2022, the Company and Brookline Bancorp, Inc. (“Brookline”), the holding company of Brookline Bank and Bank Rhode Island, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company will merge with and into Brookline, with Brookline as the surviving corporation (the “Merger”). Following the Merger, PCSB Bank will operate as a separate bank subsidiary of Brookline. The consummation of the Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the Company’s stockholders. The Merger is currently expected to be completed in the fourth quarter of 2022.

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

Lending Activities

Commercial Real Estate Loans. At June 30, 2022, commercial real estate loans were $942.1 million, or 70.4%, of total gross loans receivable. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities, and multi-family properties. At June 30, 2022, multi-family residential real estate loans, which are described below, totaled $213.2 million. Excluding multi-family loans, $117.2 million of our commercial real estate portfolio was owner occupied real estate and $611.7 million was secured by income producing, or non-owner occupied real estate.

At June 30, 2022, a substantial portion of our commercial real estate loans was secured by properties located in the lower Hudson Valley; however, we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also purchase and participate in commercial real estate loans with other financial institutions. At June 30, 2022, we had $122.1 million in commercial real estate loan participations and whole loan purchases, which constituted 13.0% of our commercial real estate loan portfolio, as compared with $144.6 million, or 17.5%, at June 30, 2021. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans.

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

At June 30, 2022, our largest non-multi-family commercial real estate loan had an outstanding balance of $19.8 million and is secured by a multi-tenant office property, a portion of which serves as the Company's headquarters. At June 30, 2022, this loan was performing according to its original terms.

Multi-Family Residential Real Estate Loans. At June 30, 2022, multi-family real estate loans were $213.2 million, or 15.9%, of total gross loans receivable. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units in our market area. In addition to originating these loans, we also purchase and participate in multi-family residential real estate loans with other financial institutions. At June 30, 2022, we had $65.8 million in multi-family residential real estate loan purchases and participations, which constituted 30.9% of our multi-family residential real estate loan portfolio, as compared with $84.4 million, or 40.0%, at June 30, 2021. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans.

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

At June 30, 2022, our largest multi-family residential real estate loan had an outstanding balance of $23.5 million and is secured by a 76-unit apartment complex. At June 30, 2022, this loan was performing according to its original terms.

Commercial Loans. We originate commercial term loans and adjustable rate lines of credit to a variety of small and medium sized businesses in our market area. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At June 30, 2022, the outstanding balance of commercial loans was $136.3 million, or 10.2% of total gross loans receivable, as compared with $150.7 million, or 12.2%, at June 30, 2021. Customers for our commercial loans include professional businesses, multi-generational family-owned businesses, and not for profit businesses. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, which would enhance our interest rate spread and overall profitability.

Commercial loans as of June 30, 2022 included $1.9 million of loans originated under the Small Business Administration’s (“SBA”) Payroll Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as compared to $37.0 million as of June 30, 2021. PPP loans are fully guaranteed by the SBA and are subject to forgiveness by the SBA, upon application by the borrower, to the extent that loan proceeds were utilized by the borrower for qualifying expenses under the PPP. Any loan, or portion thereof, that is not forgiven by the SBA will bear an interest rate of 1% per annum for a term ranging from 24 months to 60 months.

As of June 30, 2022, commercial loans include a $7.2 million loan to a third-party originator secured by 169 individual loans primarily to medical professionals. The underlying loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel. The Company services the underlying loans and maintains a 50% loss-sharing agreement with the third-party originating institution.

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

At June 30, 2022, our largest commercial loan was a $25.0 million working capital line of credit to a construction manager and general contractor and no outstanding balance. As of June 30, 2022, this loan was performing according to its original terms.

Construction Loans. We originate loans to finance the construction of one-to-four-family residential properties, and commercial and multi-family properties. At June 30, 2022, the outstanding balance of construction and land development loans was $20.9 million, or 1.6% of total gross loans receivable, consisting of $3.7 million of one-to-four-family residential construction loans and $17.2 million of commercial and multi-family real estate construction loans. The majority of these loans are secured by properties located in our primary market area.

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

At June 30, 2022, our largest construction and land development loan had a total exposure of $13.0 million and an outstanding balance of $5.7 million and is secured by a multi-family development. At June 30, 2022, this loan was performing according to its original terms.

Residential Mortgage Loans. Our one-to-four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At June 30, 2022, one-to-four-family residential real estate loans were $214.2 million, or 16.0% of total gross loans receivable, consisting of $184.6 million of fixed-rate loans and $29.6 million of adjustable-rate loans. In addition to originating these loans, we also purchase and participate in residential mortgage loans from other financial institutions. At June 30, 2022, purchased and participated loans totaled $17.7 million, or 8.3% of the residential mortgage loan portfolio, as compared to $25.4 million, or 11.3%, at June 30, 2021.

We offer fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years. Some of the properties include two-to-four-unit properties, all of which are classified as residential mortgage loans. Our one-to-four-family residential mortgage loans that we originate or purchase are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency. We also originate loans above the conforming limits, which are referred to as “jumbo loans.” We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans. Jumbo loans are common in our market area. We generally retain one-to-four-family residential mortgage loans in our portfolio, however, we have the ability to sell originated or refinanced loans in the secondary mortgage market.

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

Home Equity Lines of Credit. At June 30, 2022, the outstanding balance owed on home equity lines of credit was $23.7 million, or 1.8% of total gross loans receivable. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate, plus a margin.

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

Other Loans. We offer consumer and deposit overdraft loans. At June 30, 2022, other loans were $594,000 and included $351,000 of personal loans and $243,000 of overdrafts. The procedures for underwriting these loans include an assessment of the applicant’s and guarantor’s, if applicable, payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

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

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential and commercial mortgage-backed securities, municipal government securities, deposits at the Federal Home Loan Bank of New York (“FHLBNY”), certificates of deposit of federally insured institutions, and investment grade corporate bonds. We also are required to maintain an investment in FHLBNY stock, the amount of which is based on the level of our FHLBNY borrowings. At June 30, 2022, our investment portfolio had a fair value of $396.2 million and consisted primarily of U.S. Government securities, U.S. Government agency securities, including residential and commercial mortgage-backed securities, collateralized mortgage obligations and investment grade corporate and municipal bonds.

We also have the authority under applicable law to invest in derivative securities. Derivatives may be used to manage the Company’s exposure to interest rate movements or to provide service to customers. The Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third party in order to minimize the net risk exposure resulting from such transactions. The notional amount of all derivatives to which we are a party is $264.5 million as of June 30, 2022.

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

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses. At June 30, 2022, our deposits totaled $1.63 billion, which included $20.0 million of brokered time deposits.

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

Borrowings. We primarily utilize advances from the FHLBNY to supplement our supply of investable funds. The FHLBNY functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLBNY and are authorized to apply for advances on the security of such stock and securities which are obligations of, or guaranteed by, the United States. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLBNY’s assessment of the institution’s creditworthiness. At June 30, 2022, we had the ability to borrow up to $280.9 million with the FHLBNY and had $48.3 million in advances outstanding. All of our borrowings from the FHLBNY are secured by investment securities. At June 30, 2022, we also had an available line of credit with the Federal Reserve Bank of New York’s (“FRBNY”) discount window program of $96.3 million, none of which was outstanding at that date. This line of credit is secured by certain qualifying 1-4 family residential mortgage loans. At June 30, 2022, we also had available unsecured lines of credit through other financial institutions of $25.0 million, none of which was outstanding at that date.

Human Capital

At June 30, 2022, we had 154 full-time and 14 part-time employees. The Company’s focus on investing in our people includes key initiatives to attract, develop and retain our valued employees. We encourage the growth and development of our employees and, whenever possible, seek to fill positions by promotion and transfer from within the Company.

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

Loans to One Borrower Limitations. Under the New York Banking Law, PCSB Bank’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exceptions, 15% of its capital stock, surplus fund and undivided profits. The Bank’s lending limit as of June 30, 2022 was $39.0 million. PCSB Bank may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At June 30, 2022, PCSB Bank complied with these loans-to-one-borrower limitations. At June 30, 2022, PCSB Bank’s largest aggregate amount of loans to one borrower was $38.2 million, all of which was outstanding as of that date.

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

Among other things, Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the EGRRCPA), which became law on May 24, 2018, requires the federal banking agencies to develop regulations establishing a “community bank leverage ratio” for banks and holding companies with less than $10 billion in consolidated assets and a qualifying risk profile. In 2019, the federal banking agencies jointly issued a final rule to implement Section 201. The rule, which became effective on January 1, 2020, provides certain qualifying institutions with an optional, simpler method to measure capital adequacy. Under the rule, banks and bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio ("CBLR") framework. Qualifying organizations that elect to use the CBLR framework, and that maintain a leverage ratio greater than 9 percent, will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies' capital rules. Qualifying organizations will also be deemed to have met the "well capitalized" ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The Bank has not opted into the CBLR framework as of June 30, 2022.

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

Under FDIC regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than

4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At June 30, 2022, PCSB Bank was classified as a “well capitalized” institution.

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

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal shareholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% shareholder of a financial institution, and certain affiliated interests of these, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal shareholders be made on substantially the same terms as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

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

The FDIC imposes an assessment for deposit insurance on all depository institutions in order to maintain the Deposit Insurance Fund. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits. Under its risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by regulation, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 1 1/2 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate by more than two basis points from the base scale without notice and comment rulemaking. In June 2022, in response to the DRR falling below 1.35% due to significant growth in insured deposits over the last two years, the FDIC approved the Amended Restoration Plan and proposed to increase assessment rates by 2 basis points beginning in January 2023 and until the FDIC determines it likely that the Deposit Insurance Fund will be restored to statutory minimums within the deadlines set by the statute.

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

Enhanced Merger Oversight. On July 9, 2021, President Biden signed an Executive Order to promote competition across various industries. The Order encourages the leading antitrust agencies to focus enforcement efforts on problems in key markets and coordinates other agencies' ongoing response to corporate consolidation. Among other things, the Order: (a) calls on leading antitrust agencies, the Department of Justice (the "DOJ") and the Federal Trade Commission (the "FTC") to enforce antitrust laws vigorously and recognize that the law allows them to challenge prior bad mergers that past Administrations did not previously challenge; (b) announces a policy that enforcement should focus in particular on labor markets, agricultural markets, healthcare markets, and the tech sector; and (c) establishes a White House Competition Council, led by the Director of the National Economic Council, to monitor progress on finalizing the initiatives in the Order and to coordinate the federal government's response to the rising power of large corporations in the economy. The Executive Order also urges the DOJ and the FTC to revisit their guidance on mergers and toughen scrutiny of future transactions. The Order also called for the review and revitalization of merger oversight under the Bank Merger Act and the Bank Holding Company Act of 1956. The Company cannot predict what if any impact the Order will have on its pending merger with Brookline Bancorp, Inc.

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

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2022, the regulations generally would have required that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $640.6 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $640.6 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $32.4 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. However, in March 2020 the Federal Reserve Board reduced all reserve requirements to zero in response to the COVID-19 pandemic.

Federal Home Loan Bank System

PCSB Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in the FHLB. PCSB Bank complied with this requirement at June 30, 2022. Based on redemption provisions of the FHLBNY, the stock has no quoted market value and is carried at cost. PCSB Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLBNY stock. At June 30, 2022, no impairment has been recognized.

At its discretion, the FHLBNY may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for affordable housing programs, which could reduce the amount of dividends that the FHLBNY pays its members and result in the FHLBNY imposing a higher rate of interest on advances to their members. While the FHLBNY currently pays a dividend on its capital stock, there can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the FHLB also will not cause a decrease in the value of the FHLBNY stock held by PCSB Bank.

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

NASDAQ Rules Regarding Board Diversity

NASDAQ has adopted listing rules regarding board diversity. These rules require companies listed on the Nasdaq Capital Market, like PCSB Financial, to have, or explain why they do not have, one diverse director by August 7, 2023 and two diverse directors by August 6, 2026. NASDAQ-listed companies that qualify as a “smaller reporting company” under SEC rules, like PCSB Financial, may meet the diversity requirements with two female directors, or with one female director and one director who is an underrepresented minority or LGBTQ+. PCSB Financial complies with these listing requirements, as disclosed in the Board Diversity Matrix in the Investor Relations section of its website, available at https://investors.pcsb.com/overview/board-diversity-matrix/default.aspx

Emerging Growth Company Status

As of June 30, 2022, PCSB Financial no longer qualified as an emerging growth company under the The Jumpstart Our Business Startups Act (the “JOBS Act”).

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

Charitable Contributions Carryovers. Generally, charitable contributions are limited to 10% of taxable income, however, financial institutions may carry forward unused contributions for up to 5 years. Additionally, the CARES Act temporarily increased the charitable contribution deduction limit from 10% to 25% of taxable income for 2021 for current year contributions. At June 30, 2022, the Company has no charitable contributions carryforwards. See Note 13 to Consolidated Financial Statements for additional information.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any not deducted loss remaining after the five-year carryover period is not deductible. At June 30, 2022, PCSB Bank had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from PCSB Bank as a member of the same affiliated group of corporations. To date, no dividends have been paid by PCSB Bank.

Audit of Tax Returns. The Company’s federal income tax returns have not been audited in the last three years.

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

The Company’s various state income tax returns have not been audited in the last three years.

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

We originate and purchase commercial real estate and commercial business loans. At June 30, 2022, our commercial real estate and commercial business loans totaled $1.1 billion, or 82.1% of our loan portfolio. While these types of loans are potentially more profitable than residential mortgage loans, they are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. See “—Loan Underwriting Risks.”

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land (“ADC loans”) represent 100% or more of total risk-based capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total risk-based capital. At June 30, 2022, the Bank’s ADC loans and total commercial real estate loans represented 9% and 341% of total risk-based capital, respectively.

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

If interest rates rise and our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread, which would have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. If interest rates rise, we expect that our net portfolio value of equity would decrease. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. At June 30, 2022, and assuming a 200 basis point increase in market interest rates, we estimate that our net portfolio value of equity would decrease by $50.6 million, or 19.9%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk—Net Portfolio Value Simulation.”

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Except for a nominal investment in a community development fund, PCSB Bank has no equity securities in its portfolio. Changes in market interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. Generally, increases in market interest rates result in a decrease in their estimated fair value. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securities Portfolio.”

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

Risks Related to Liquidity

An increase in core deposit withdrawals may result in the utilization of higher cost funding and could reduce our profits.

The banking industry has experienced significant core deposit growth beginning in early 2020 as a result of the COVID-19 pandemic which through changes in U.S. monetary and fiscal policy have resulted in a significant increase in money supply and banking industry liquidity. As a result of recent and expected future shifts in monetary policy, including higher interest rates and planned reductions in the Federal Reserve balance sheet, we may experience significant deposit withdrawals and be required to utilize higher costing funding sources such as advances from the FHLBNY and wholesale deposits. In this case, our operating margins and profitability would be adversely affected.

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

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including interest rate, credit, strategic, market, liquidity, compliance, legal and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions, increased cybersecurity threats, and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to anticipate and manage these risks.

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

Risks Related to Economic Conditions

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

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation and the Federal Reserve Board has indicated its intention to raise certain benchmark interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Risk Related to Acquisition Activity

The risks presented by acquisitions could adversely affect the Company's financial condition and result of operations.

The Company’s business strategy includes growth through acquisitions, which present risks, including: regulatory approval delays, operations and personnel integration challenges, litigation, potential ongoing business disruption, difficulty maintaining uniform standards, controls, procedures and policies, issues with information systems integration and the impairment of relationships with employees and customers as a result of changes in ownership and management. Further, the asset quality or other financial characteristics of a company may deteriorate after the acquisition agreement is signed or after the acquisition closes.

Failure to consummate the proposed merger with Brookline Bancorp could adversely affect the Company's financial condition, result of operations and ultimately our share price.

The proposed merger with Brookline Bancorp is expected to close in the fourth calendar quarter of 2022, however is subject customary closing conditions and a number of risks, including the Company obtaining shareholder approval, Brookline obtaining the required regulatory approvals, the Company or Brookline experiencing material adverse conditions, including, but not limited to, those detailed in the definitive merger agreement as well as those other risks detailed in this document, including potential shareholder litigation, which may result in the Company or Brookline terminating the merger agreement. Should the merger be terminated, in accordance with the merger agreement, the Company may be obligated to pay a termination fee of $12.0 million to Brookline. Should the merger be delayed or terminated, the Company's share price may be adversely affected.

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

Any future action by the U.S. Congress to amend federal tax laws and regulations could impact our future profitability through higher tax expense and change the value of our net deferred tax asset causing a corresponding charge against earnings.

The net deferred tax asset reported on our balance sheet represents the net amount of income taxes expected to be received upon the reversal of temporary differences between the bases of assets and liabilities as measured by enacted tax laws, and their bases as reported in the financial statements. As of June 30, 2022, our net deferred tax asset was computed using the federal statutory rate of 21%. Additionally, the Company’s effective tax rate was 21.00% for the year ended June 30, 2022.

The President of the United States and members of Congress have announced plans to pursue tax law changes including raising the federal corporate income tax rate from its current level of 21%, introducing excise taxes on share repurchases, among other changes. If these plans ultimately result in the enactment of new laws raising the corporate income tax rate, our net deferred tax asset would need to be re-measured. This could result in an increase to the deferred tax asset in the period of the law change and a corresponding credit to earnings but could be offset by an increase to the income tax provision in the year of enactment and future years. Beyond changes affecting the corporate income tax rate, other tax law changes could also increase our tax expense and negatively impact our results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2022, we conducted business through our executive offices/headquarters in Yorktown Heights and our 14 banking offices located in Brewster (main banking office), Eastchester, Fishkill, Greenburgh, Jefferson Valley, Kent, Mahopac, Mount Kisco, Mount Vernon, New City, Pawling, East White Plains, Somers, and Yorktown Heights, all of which are located in New York. We own 4 and lease 10 of our banking offices. At June 30, 2022, the net book value of our land, buildings, lease assets, furniture, fixtures and equipment was $19.4 million. The Company’s and Bank’s executive offices/headquarters are located in a leased facility at 2651 Strang Blvd., Suite 100, Yorktown Heights, New York.

Item 3. Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.

In addition, the Company has received demand letters from putative stockholders of the Company regarding the proposed merger between the Company and Brookline Bancorp, Inc. In addition, on August 25, 2022, a complaint captioned Stephen Bushansky v. PCSB Financial Corporation et al. was filed in the United States District Court, Southern District of New York, naming as defendants the Company and the members of the Company’s board of directors (the “Complaint”). The complaint and the demand letters allege, among other things, that the proxy statement/prospectus contains materially incomplete and misleading information regarding the process that culminated in the merger agreement and the proposed transaction, the valuation analyses performed by the Company’s financial advisor, and potential conflicts of interest in connection with the proposed merger. The relief sought includes enjoining the consummation of the merger unless and until certain additional and allegedly material information is disclosed to the Company’s stockholders, rescinding and setting aside the merger to the extent already implemented, or granting rescissory damages, and awarding the plaintiff the cost of the action, including reasonable attorneys’ and experts’ fees. The Company believes that all allegations in the demand letters and complaint are without merit and intends to defend against them as appropriate.

We do not believe that any pending legal proceedings would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares of common stock are traded on the NASDAQ Capital Market under the symbol “PCSB”. The approximate number of shareholders of record of the Company’s common stock as of June 30, 2022 was 1,261.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is presented for the PCSB Financial Corporation 2018 Equity Incentive Plan as of June 30, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,320,963	$18.98	672,685
Equity compensation plans not approved by shareholders	n/a	n/a	n/a
Total	1,320,963	$18.98	672,685

Issuer Purchases of Equity Securities

On February 3, 2021, the Company announced the authorization of a repurchase program to repurchase up to 801,856 shares, or 5%, of its then outstanding common stock. As of June 30, 2022, the Company repurchased 682,561 shares at an average cost of $18.23 per share.

There were no repurchases of PCSB Financial Corporation common stock during the quarter ended June 30, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This section is intended to help investors understand the consolidated financial performance of PCSB Financial through a discussion of the factors affecting our financial condition at June 30, 2022 and 2021 and our results of operations for the years ended June 30, 2022 and 2021. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this annual report.

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

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits, occupancy and equipment, data processing, federal deposit insurance, merger-related expenses and other general and administrative expenses.

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

Merger-related expenses consist primarily of professional services as well as other miscellaneous expenses.

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

	At June 30,
	2022	2021	2020	2019	2018
	(in thousands)
Selected Financial Condition Data:
Total Assets	$1,989,132	$1,874,935	$1,791,929	$1,637,579	$1,480,187
Cash and cash equivalents	118,457	159,305	136,302	60,029	62,145
Held to maturity debt securities	412,449	337,584	275,772	345,545	353,183
Available for sale debt securities	34,621	57,387	37,426	72,228	105,504
Loans receivable, net	1,329,372	1,229,451	1,260,947	1,093,121	902,336
Goodwill and other intangible assets	6,195	6,257	6,335	6,429	6,539
Total Liabilities	1,711,970	1,600,375	1,518,216	1,356,272	1,192,628
Deposits	1,626,250	1,491,682	1,373,255	1,225,821	1,157,457
Advances from FHLB	48,323	65,957	106,089	111,216	18,841
Total shareholders' equity	277,162	274,560	273,713	281,307	287,559

	For the Year Ended June 30,
	2022	2021	2020	2019	2018
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$58,680	$57,264	$61,910	$53,447	$47,960
Interest expense	6,241	9,922	15,231	10,743	6,323
Net interest income	52,439	47,342	46,679	42,704	41,637
Provision (benefit) for loan losses	772	(673)	3,064	808	414
Net interest income after provision	51,667	48,015	43,615	41,896	41,223
Non-interest income	3,819	2,497	3,069	3,102	2,519
Non-interest expense (1)	36,653	34,754	34,634	33,994	32,116
Income before income tax expense	18,833	15,758	12,050	11,004	11,626
Income tax expense (2)	3,954	3,334	2,691	2,686	5,022
Net income	$14,879	$12,424	$9,359	$8,318	$6,604

Earnings per share:
Basic	$1.05	$0.84	$0.60	$0.50	$0.39
Diluted	$1.04	$0.84	$0.60	$0.50	$0.39

(1)
Noninterest expense for the year ended June 30, 2022 includes $1.3 million of merger-related expenses.
(2)
In connection with the passage of the Tax Cuts and Jobs Act, the Company recorded a $1.6 million charge to income tax expense for the year ended June 30, 2018, primarily reflecting a write-down of our deferred tax asset resulting from a decrease in the federal corporate income tax rate from 34% to 21%.

	At or For the Year Ended June 30,
	2022	2021	2020	2019	2018
Selected Financial Ratios:
Return on average assets (1)	0.78%	0.68%	0.56%	0.55%	0.46%
Return on average equity (2)	5.39	4.55	3.36	2.92	2.33
Noninterest income to average assets	0.20	0.14	0.18	0.21	0.18
Noninterest expense to average assets	1.93	1.91	2.06	2.26	2.24
Interest rate spread	2.79	2.55	2.61	2.70	2.86
Net interest margin (3)(4)	2.90	2.73	2.89	2.95	3.03
Efficiency ratio (4)	65.15	69.73	69.62	74.21	72.73
Dividend payout ratio (5)	24.22	21.93	27.47	26.24	7.63
Average interest-earning assets to average interest-bearing liabilities	131.32	131.35	130.68	134.34	135.94
Loans to deposits	81.74	82.42	91.82	89.17	77.96
Equity to assets (6)	14.52	15.05	16.54	19.00	19.80

Book value per common share	$18.07	$17.41	$16.20	$15.80	$15.83
Tangible book value per common share (4)	$17.67	$17.01	$15.82	$15.44	$15.47

Capital Ratios (PCSB Bank only):
Tier 1 capital (to adjusted total assets)	12.78%	12.48%	12.51%	13.81%	13.61%
Tier 1 capital (to risk-weighted assets)	17.22	17.93	16.98	17.96	21.11
Total capital (to risk-weighted assets)	17.22	17.93	16.98	17.96	21.11
Common equity Tier 1 capital (to risk-weighted assets)	17.83	18.53	17.65	18.45	21.62

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans receivable	0.67	0.64	0.68	0.52	0.54
Allowance for loan losses as a percent of total non-accrual loans receivable	97.07	147.20	481.28	207.78	80.37
Allowance for loan losses as a percent of non-performing loans receivable	96.66	136.70	481.28	207.70	80.37
Net (recoveries) charge-offs to average outstanding loans during the period	(0.02)	0.00	0.01	0.01	0.08
Non-accrual loans receivable as a percent of total loans receivable	0.69	0.43	0.14	0.25	0.67
Non-performing loans receivable as a percent of total loans receivable	0.69	0.47	0.14	0.25	0.67
Non-performing assets as a percent of total assets	0.46	0.31	0.10	0.24	0.44

Other Data:
Number of offices	14	15	15	15	15
Number of full-time equivalent employees	162	162	169	172	170

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

	For the Year Ended June 30,
	2022	2021	2020	2019	2018
	(Dollars in thousands, except share and per share data)
Computation of Tangible Book Value per Common Share
Total shareholders' equity	$277,162	$274,560	$273,713	$281,307	$287,559
Adjustments:
Preferred stock	-	-	-	-	-
Common shareholders' equity (GAAP)	277,162	274,560	273,713	281,307	287,559
Adjustments:
Goodwill	(6,106)	(6,106)	(6,106)	(6,106)	(6,106)
Other intangible assets	(89)	(151)	(229)	(323)	(433)
Tangible common shareholders' equity (Non-GAAP)	$270,967	$268,303	$267,378	$274,878	$281,020

Common shares outstanding	15,334,857	15,770,645	16,898,137	17,804,039	18,165,110

Book value per share (GAAP)	$18.07	$17.41	$16.20	$15.80	$15.83
Adjustments:
Effects of intangible assets	(0.40)	(0.40)	(0.38)	(0.36)	(0.36)

Tangible book value per common share (Non-GAAP)	$17.67	$17.01	$15.82	$15.44	$15.47

Tax equivalent net interest income is a non-GAAP measure and equals net interest income plus income tax benefits arising from income earned on loans and securities exempt from federal, state, and/or local taxes. We believe this disclosure may be meaningful to those investors who seek to evaluate our net interest income.

	For the Year Ended June 30,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Computation of Tax Equivalent Net Interest Income
Total interest income	$58,680	$57,264	$61,910	$53,447	$47,960
Total interest expense	6,241	9,922	15,231	10,743	6,323
Net interest income (GAAP)	52,439	47,342	46,679	42,704	41,637
Tax equivalent adjustment	400	198	56	-	-
Net interest income - tax equivalent (Non-GAAP)	$52,839	$47,540	$46,735	$42,704	$41,637

Loan Portfolio

General. Loans are our primary interest-earning asset. At June 30, 2022, net loans represented 66.8% of our total assets. The following tables set forth certain information about our loan portfolio.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential	$214,167	16.01%	$224,305	18.13%
Commercial	942,130	70.43	826,624	66.79
Construction	20,896	1.56	10,151	0.82
Total	1,177,193	88.00	1,061,080	85.74
Commercial loans	136,304	10.19	150,658	12.17
Home equity lines of credit	23,688	1.77	25,439	2.06
Consumer and overdrafts	594	0.04	345	0.03
Total loans receivable	1,337,779	100.00%	1,237,522	100.00%
Plus: net deferred loans origination (fees) costs	520		(190)
Less: allowance for loan losses	(8,927)		(7,881)
Loans receivable, net	$1,329,372		$1,229,451

Loan Maturity. The following table sets forth certain information at June 30, 2022 regarding the dollar amount of loan maturities for the periods indicated. The table does not include scheduled amortization or any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below.

	Residential Mortgage Loans	Commercial Mortgage Loans	Construction Loans	Commercial Loans	Home equity Lines of Credit	Consumer and Overdrafts	Total Loans
	(in thousands)
Amounts due in:
One year or less	$84	$5,030	$14,102	$39,715	$-	$422	$59,353
More than one year through five years	3,094	135,416	6,794	53,815	40	172	199,331
More than five years through fifteen years	43,817	690,645	-	41,262	5,943	-	781,667
More than fifteen years	167,172	111,039	-	1,512	17,705	-	297,428
Total	$214,167	$942,130	$20,896	$136,304	$23,688	$594	$1,337,779

The following table sets forth the amount of loans at June 30, 2022 that are due after June 30, 2023 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed Rates	%	Floating or Adjustable Rates	%	Total
	(Dollars in thousands)
Residential mortgage loans	$184,517	86.19%	$29,566	13.81%	$214,083
Commercial mortgage loans	190,862	20.37	746,238	79.63	937,100
Construction	6,794	100.00	-	-	6,794
Commercial loans	68,996	71.43	27,593	28.57	96,589
Home equity lines of credit	74	0.31	23,614	99.69	23,688
Consumer and overdrafts	172	100.00	-	-	172
Total	$451,415	35.31%	$827,011	64.69%	$1,278,426

Loan Originations, Purchases and Sales. Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, referrals from customers, and other professionals. We generally originate loans for our portfolio rather than for sale in the secondary market.

We occasionally purchase whole loans and loan participation interests from other financial institutions, which consist of interests in commercial mortgage loans, multi-family mortgage loans and residential mortgage loans, primarily in our market area. At June 30, 2022, we had $168.0 million in purchased whole loan and participation interests.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30, 2022				At June 30, 2021
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Carrying Amount	Number of Loans	Carrying Amount	Number of Loans	Carrying Amount	Number of Loans	Carrying Amount
	(Dollars in thousands)
Residential mortgage loans	-	$-	3	$367	2	$324	4	$948
Commercial mortgage loans	-	-	1	1,197	2	453	1	411
Construction	-	-	1	1,113	-	-	-	-
Commercial loans	2	16	1	400	3	145	-	-
Home equity lines of credit	-	-	3	399	1	19	3	381
Consumer and overdrafts	-	-	1	39	-	-	-	-
Total	2	$16	10	$3,515	8	$941	8	$1,740

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

The following table sets forth information regarding our non-performing assets at the dates indicated. This table excludes $1.2 million of loans modified in troubled debt restructurings that are accruing interest.

	At June 30,
	2022	2021
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans	$671	$1,391
Commercial mortgage loans	4,778	3,582
Construction loans	2,792	-
Commercial loans	539	-
Home equity lines of credit	416	381
Total	9,196	5,354
Accruing loans past due 90 days or more:
Commercial mortgage loans	-	411
Consumer and overdrafts	39	-
Total	39	411
Total non-performing loans	9,235	5,765
Foreclosed real estate	-	-
Total non-performing assets	$9,235	$5,765

Total non-performing loans to total loans	0.69%	0.47%
Total non-performing assets to total assets	0.46%	0.31%

Interest income that would have been recorded for the year ended June 30, 2022 had non-accruing loans been current according to their original terms, amounted to $342,000.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These loans include non-impaired classified loans. At June 30, 2022, other potential problem loans totaled $7.0 million.

Classified Assets. The following table sets forth information regarding our classified assets, as defined under applicable regulatory standards, at the dates indicated.

	At June 30,
	2022	2021
	(in thousands)
Special mention	$3,580	$6,301
Substandard	12,568	21,602
Doubtful	-	-
Loss	-	-
Total	$16,148	$27,903

Troubled Debt Restructurings. The Company may choose to modify the terms of certain loans where the modification qualifies as troubled debt restructurings as a result of the borrower experiencing financial difficulty and/or the Company providing a more than insignificant concession to the borrower that it would not otherwise consider. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The modification of the terms of such loans qualifying as a concession by the Company may include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. As of June 30, 2022, the Company had 9 loans classified as troubled debt restructurings totaling $1.4 million.

COVID-19 Related Loan Payment Deferrals. The COVID-19 pandemic has created extensive disruptions to the local economy and our customers. In accordance with emergency regulations promulgated by New York State Department of Financial Services, financial institutions are required to provide payment accommodations, which may include payment deferrals, to any consumer or small business who can demonstrate financial hardship caused by COVID-19. Throughout the pandemic and through June 30, 2022, the Company has granted loan payment deferrals for 114 residential mortgage loans and home equity lines of credit totaling $32.1 million, as well as deferrals for 217 commercial mortgage, commercial loan and construction loans totaling $188.2 million. As of June 30, 2022 there were no loans remaining on deferral, compared to 19 loans totaling $27.3 million as of June 30, 2021.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2022	2021
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$7,881	$8,639
Provision (benefit) for loan losses	772	(673)
Charge-offs:
Commercial loans	122	258
Consumer and overdrafts	37	27
Total charge-offs	$159	$285
Recoveries:
Residential mortgage loans	10	17
Commercial loans	409	172
Home equity lines of credit	8	8
Consumer and overdrafts	6	3
Total recoveries	433	200
Net (recoveries) charge-offs	(274)	85
Allowance for loan losses at end of period	$8,927	$7,881

Allowance for loan losses to non-performing loans at end of period	96.66%	136.73%
Allowance for loan losses to total loans outstanding at end of period	0.67%	0.64%
Net (recoveries) charge-offs to average outstanding loans during the period	(0.02%)	0.00%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2022			2021
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$323	3.62%	16.01%	$337	4.28%	18.13%
Commercial mortgage loans	7,351	82.35	70.43	6,435	81.65	66.79
Construction loans	209	2.34	1.56	102	1.29	0.82
Commercial loans	982	11.00	10.19	948	12.03	12.17
Home equity lines of credit	51	0.57	1.77	54	0.69	2.06
Consumer and overdrafts	11	0.12	0.04	5	0.06	0.03
Total	$8,927	100.00%	100.00%	$7,881	100.00%	100.00%

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

	At June 30,
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Held to maturity debt securities:
U.S. Government and agency obligations	$59,995	$56,955	$33,994	$34,112
Corporate	52,076	49,391	43,605	44,879
State and municipal	87,111	64,804	57,625	57,817
Mortgage-backed securities – residential	101,525	91,783	96,181	98,787
Mortgage-backed securities – collateralized mortgage obligations	24,198	22,074	33,300	33,348
Mortgage-backed securities – commercial	87,544	76,601	72,879	73,194
Total	$412,449	$361,608	$337,584	$342,137
Available for sale debt securities:
U.S. Government and agency obligations	$10,942	$9,928	$21,931	$21,816
Corporate	5,000	4,854	8,013	8,189
State and municipal	7,040	4,796	7,041	7,115
Mortgage-backed securities – residential	14,351	12,712	17,738	17,654
Mortgage-backed securities – commercial	2,416	2,331	2,490	2,613
Total	$39,749	$34,621	$57,213	$57,387

At June 30, 2022, we had no investments in a single issuer, other than securities issued by the U.S. government and government agencies, which had an aggregate book value in excess of 10% of our shareholders’ equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2022. The table does not include any estimate of principal payments or prepayments that significantly shorten the average life of mortgage-backed securities. Certain mortgage-backed securities, corporate and other debt securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the following table. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity. At June 30, 2022, we did not have any investments in any private-label collateralized mortgage obligations.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Held to maturity debt securities:
U.S. Government and agency obligations	$5,000	2.54%	$54,995	1.51%	$-	–%	$-	–%	$59,995	$56,955	1.60%
Corporate	-	-	10,000	2.82	42,076	3.65	-	-	52,076	49,391	3.49
State and municipal	115	1.35	975	1.09	1,725	1.35	84,296	1.99	87,111	64,804	1.97
Mortgage-backed securities – residential	-	-	3,157	1.89	18,433	2.28	79,935	2.21	101,525	91,783	2.21
Mortgage-backed securities – collateralized mortgage obligations	-	-	516	1.95	1,135	1.92	22,547	1.82	24,198	22,074	1.82
Mortgage-backed securities – commercial	3,615	3.10	3,815	2.66	10,857	1.76	69,257	1.87	87,544	76,601	1.94
Total	$8,730	2.76%	$73,458	1.76%	$74,226	2.95%	$256,035	2.01%	$412,449	$361,608	2.15%
Available for sale debt securities:
U.S. Government and agency obligations	$-	–%	$3,000	1.05%	$7,942	1.06%	$-	–%	$10,942	$9,928	1.05%
Corporate	-	-	2,000	2.39	3,000	4.38	-	-	5,000	4,854	3.58
State and municipal	-	-	-	-	-		7,040	2.16	7,040	4,796	2.16
Mortgage-backed securities – residential	-	-	-	-	-	-	14,351	1.70	14,351	12,712	1.70
Mortgage-backed securities – commercial	-	-	2,416	2.22	-	-	-	-	2,416	2,331	2.22
Total	$-	–%	$7,416	1.79%	$10,942	1.97%	$21,391	1.85%	$39,749	$34,621	1.87%

Other-than-temporary Impairment. Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is charged to earnings through a reduction in our noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended June 30, 2022 or 2021.

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

	At June 30,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non interest-bearing demand accounts	$245,297	15.08%	$219,072	14.69%
NOW accounts	243,006	14.94	177,223	11.88
Money market accounts	399,026	24.54	332,843	22.31
Savings accounts	411,332	25.29	387,529	25.99
Time deposits
Less than $100,000	140,591	8.65	156,946	10.52
Greater than or equal to $100,000	186,998	11.50	218,069	14.62
Total	$1,626,250	100.00%	$1,491,682	100.00%

Deposits of local governments held by PCSB Bank were $127.5 million and $74.4 million at June 30, 2022 and 2021, respectively. Additionally, as of June 30, 2022 and 2021, deposits included brokered time deposits of $20.0 million and $30.0 million, respectively. At June 30, 2022, brokered time deposits had remaining maturities of 20 months.

At June 30, 2022, the aggregate amount of all uninsured deposits (the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 per accountholder) was $436.1 million. At June 30, 2022, the aggregate amount of all uninsured time deposits was $43.6 million. At June 30, 2022, there were no time deposits that were uninsured for any reason other than being in excess of the FDIC limit.

The following table sets forth, by time remaining until maturity, the uninsured time deposits, that exceed the FDIC insurance limit of $250,000 per account, at June 30, 2022 (in thousands).

Maturity Period
Three months or less	$3,845
Over three through six months	6,762
Over six through twelve months	2,664
Over twelve months	30,290
Total	$43,561

The following table sets forth time deposit accounts classified by rate and maturity at June 30, 2022.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$169,838	$21,095	$3,580	$26,155	$220,668	67.36%
1.01 - 2.00%	21,548	22,087	5,897	1,657	51,189	15.63
2.01 - 3.00%	7,147	46,853	1,514	-	55,514	16.94
3.01 - 4.00%	108	110	-	-	218	0.07
Total	$198,641	$90,145	$10,991	$27,812	$327,589	100.00%

Borrowings

We primarily utilize advances from the FHLBNY to supplement our supply of investable funds. At June 30, 2022 we had the ability to borrow up to $280.9 million from the FHLBNY, of which $48.3 million was outstanding as of June 30, 2022. Additionally, as of June 30, 2022, we had an available line of credit with the FRBNY’s discount window program of

$96.3 million as well as $25.0 million of fed funds lines of credit, neither of which had outstanding balances as of June 30, 2022.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents decreased $40.8 million, or 25.6%, to $118.5 million at June 30, 2022 from $159.3 million at June 30, 2021. The decrease is primarily due to a $99.9 million increase in net loans receivable, $52.1 million increase in total investment securities, a $17.7 million decrease in FHLB advances and a $6.0 million decrease in other liabilities, partially offset by a $134.6 million increase in deposits.

Investment Securities Portfolio

The following table is a summary of the Company's investment securities portfolio at carrying value (Dollars in thousands):

			Increase / (Decrease)
	June 30, 2022	June 30, 2021	$	%
Available for sale debt securities
U.S. Government and agency obligations	$9,928	$21,816	$(11,888)	-54.5%
Corporate	4,854	8,189	(3,335)	-40.7
State and municipal	4,796	7,115	(2,319)	-32.6
Mortgage-backed securities – residential	12,712	17,654	(4,942)	-28.0
Mortgage-backed securities – commercial	2,331	2,613	(282)	-10.8
Total available for sale debt securities	$34,621	$57,387	$(22,766)	-39.7%
Held to maturity debt securities
U.S. Government and agency obligations	$59,995	$33,994	$26,001	76.5%
Corporate	52,076	43,605	8,471	19.4
State and municipal	87,111	57,625	29,486	51.2
Mortgage-backed securities – residential	101,525	96,181	5,344	5.6
Mortgage-backed securities – collateralized mortgage obligations	24,198	33,300	(9,102)	-27.3
Mortgage-backed securities – commercial	87,544	72,879	14,665	20.1
Total held to maturity debt securities	$412,449	$337,584	$74,865	22.2%

The increase in investment securities was the result of the Company deploying excess liquidity.

Loans Receivable Portfolio

The following table is a summary of the Company's loan portfolio (Dollars in thousands):

			Increase / (Decrease)
	June 30, 2022	June 30, 2021	$	%
Mortgage loans
Residential	$214,167	$224,305	$(10,138)	-4.5%
Commercial	942,130	826,624	115,506	14.0
Construction	20,896	10,151	10,745	105.9
Net deferred loan origination (fees) costs	(100)	196	(296)	-151.0
Total mortgage loans	1,177,093	1,061,276	115,817	10.9
Commercial and consumer loans:
Commercial loans	136,304	150,658	(14,354)	-9.5
Home equity lines of credit	23,688	25,439	(1,751)	-6.9
Consumer and overdrafts	594	345	249	72.2
Net deferred loan origination costs (fees)	620	(386)	1,006	-260.6
Total commercial and consumer loans	161,206	176,056	(14,850)	-8.4
Total loans receivable	1,338,299	1,237,332	100,967	8.2
Allowance for loan losses	(8,927)	(7,881)	(1,046)	13.3
Loans receivable, net	$1,329,372	$1,229,451	$99,921	8.1%

The increase in loans receivable was primarily the result of increases in commercial mortgage loans and construction loans, partially offset by decreases in commercial loans, residential mortgage loans and home equity lines of credit. The decrease in commercial loans includes a decrease in PPP loans of $35.1 million, driven by loan forgiveness and paydowns, largely offset by a net increase of $20.7 million in all other commercial loans.

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

The allowance for loan losses increased $1.0 million, or 13.3%, to $8.9 million at June 30, 2022 from $7.9 million at June 30, 2021. The increase is primarily due to loan portfolio growth and net recoveries of $274,000. Non-performing loans as a percent of total loans receivable (excluding PPP loans) were 0.69% as of June 30, 2022, an increase from 0.48% as of June 30, 2021, however the allowance for loan losses associated with loans individually evaluated for impairment decreased $2,000 from the prior year to $119,000 as of June 20, 2022

The COVID-19 pandemic has created extensive disruptions to the local economy and our customers. From March 2020 to December 2021, the Company has granted loan payment deferrals on 331 commercial and consumer loans totaling $220.3 million for borrowers experiencing financial hardship due to the pandemic. The Company had no loans on COVID-19 related payment deferral as of June 30, 2022, compared to $27.3 million (19 loans), or 2.21% of gross loans, as of June 30, 2021.

Deposits. Deposits have traditionally been our primary source of funds for our lending and investment activities. The substantial majority of our deposits are from depositors who reside in our primary market area. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses.

The following table is a summary of the Company's deposits (Dollars in thousands):

			Increase / (Decrease)
	June 30, 2022	June 30, 2021	$	%
Demand	$245,297	$219,072	$26,225	12.0%
NOW accounts	243,006	177,223	65,783	37.1
Money market accounts	399,026	332,843	66,183	19.9
Savings	411,332	387,529	23,803	6.1
Time deposits	327,589	375,015	(47,426)	-12.6
Total deposits	$1,626,250	$1,491,682	$134,568	9.0%

Federal Home Loan Bank Advances. FHLB advances decreased $17.7 million to $48.3 million at June 30, 2022 as compared to $66.0 million at June 30, 2021. This decrease is due to maturities and principal paydowns of $17.6 million.

Total Shareholder’s Equity. Total shareholders’ equity increased $2.6 million, or 0.9%, to $277.2 million at June 30, 2022 from $274.6 million at June 30, 2021. This increase was primarily due to net income of $14.9 million and $5.0 million of stock-based compensation and reduction in unearned ESOP shares for plan shares earned during the period, partially offset by the repurchase of $8.2 million (443,788 shares) of common stock, $5.5 million of other comprehensive losses related primarily to unrealized losses on available for sale investment securities driven by higher market interest rates and $3.6 million of cash dividends declared and paid. We would expect that further increases in market interest rates would lead to additional unrealized losses on available for sale investment securities. On February 3, 2021, a repurchase plan was authorized to repurchase up to 801,856 shares, or 5% of the Company’s then outstanding common stock. As of June 30, 2022, the Company repurchased 682,561 shares of common stock at an average cost of $18.23 per share under this plan. At June 30, 2022, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Results of Operations for the Year Ended June 30, 2022 and June 30, 2021

Net Income. Net income increased $2.5 million, or 19.8%, to $14.9 million for the year ended June 30, 2022 compared to $12.4 million for the year ended June 30, 2021. The increase was primarily due to increases of $5.1 million in net interest income and $1.3 million in noninterest income, partially offset by increases of $1.9 million in noninterest expense, $1.4 million in provision for loan losses and $620,000 in income tax expense.

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

	Year Ended June 30,
	2022			2021
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:
Loans receivable (1)	$1,258,513	$49,502	3.94%	$1,245,818	$49,470	3.97%
Investment securities (1)	428,203	8,609	2.10	327,879	7,340	2.29
Other interest-earning assets	136,760	569	0.42	169,855	454	0.27
Total interest-earning assets	1,823,476	58,680	3.24	1,743,552	57,264	3.30
Non-interest-earning assets	77,769			72,522
Total assets	$1,901,245			$1,816,074

Liabilities and equity:
NOW accounts	$203,804	345	0.17	$160,652	296	0.18
Money market accounts	363,705	665	0.18	273,007	819	0.30
Savings accounts and escrow	409,732	458	0.11	369,681	611	0.17
Time deposits	352,474	3,607	1.02	421,168	6,165	1.46
Total interest-bearing deposits	1,329,715	5,075	0.38	1,224,508	7,891	0.64
FHLB advances	58,816	1,166	1.98	102,919	2,031	1.97
Total interest-bearing liabilities	1,388,531	6,241	0.45	1,327,427	9,922	0.75
Non-interest-bearing deposits	218,823			189,667
Other non-interest-bearing liabilities	17,785			25,707
Total liabilities	1,625,139			1,542,801
Total shareholders' equity	276,106			273,273
Total liabilities and shareholders' equity	$1,901,245			$1,816,074

Net interest income		$52,439			$47,342
Interest rate spread - tax equivalent (2)			2.79			2.55
Net interest margin - tax equivalent (3)			2.90			2.73
Average interest-earning assets to interest-bearing liabilities	131.32%			131.35%

(1)
Tax exempt yield is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21% for all periods presented. See reconciliation of non-GAAP measures in the table below.
(2)
Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)
Net interest margin represents tax equivalent net interest income divided by average interest-earning assets. See reconciliation of non-GAAP measures in the table below.

The following table presents information regarding tax equivalent adjustment used in the calculation of certain financial metrics (in thousands).

	For The Year Ended June 30,
	2022	2021
Total interest income	$58,680	$57,264
Total interest expense	6,241	9,922
Net interest income (GAAP)	52,439	47,342
Tax equivalent adjustment	400	198
Net interest income - tax equivalent (non-GAAP)	$52,839	$47,540

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

	Year Ended June 30,
	2022 versus 2021
	Rate	Volume	Net
Interest income:
Loans receivable	$(925)	$957	$32
Investment securities	(802)	2,071	1,269
Other interest-earning assets	223	(108)	115
Total interest-earning assets	(1,504)	2,920	1,416

Interest expense:
NOW accounts	(26)	75	49
Money market accounts	(377)	223	(154)
Savings and escrow accounts	(206)	53	(153)
Time deposits	(1,659)	(899)	(2,558)
FHLB advances	8	(873)	(865)
Total interest-bearing liabilities	(2,260)	(1,421)	(3,681)

Net increase in net interest income	$756	$4,341	$5,097

Provision for Loan Losses. The provision for loan losses increased for the year ended June 30, 2022, compared to the previous year. The increase is primarily due to higher loan portfolio growth in the current year as well as a $944,000 benefit for loan losses recorded in the prior year associated with the release of allowance for loan loss established in the year-ended June 30, 2020 associated with the COVID-19 pandemic. Recoveries, net of charge-offs, were $274,000 for the year ended June 30, 2022, compared to charge-offs, net of recoveries, of $85,000 for the previous year. Substandard loans were $12.6 million as of June 30, 2022, a decrease from $21.6 million as of June 30, 2021.

Noninterest Income

The following table displays noninterest income for the years ended June 30, (Dollars in thousands).

			Net Change
	2022	2021	$	%
Fees and service charges	$1,640	$1,428	$212	14.8%
Bank-owned life insurance	754	549	205	37.3
Gain on sale of premises	548	-	548	100.0
Gain on sale of securities	-	113	(113)	-100.0
Net gains on sales of loans receivable	56	-	56	100.0
Swap income	785	367	418	113.9
Other	36	40	(4)	-10.0
Total noninterest income	$3,819	$2,497	$1,322	52.9%

During the year ended June 30, 2022, the Company sold a parcel of unused land, resulting in the gain on sale of premises. The increase in swap income is due to increased loan originations. The increase in fees and service charges compared to the previous year was primarily the result of increases in debit card and interchange income, as well as increases in overdraft, ATM and wire fees which declined substantially during the beginning of the COVID-19 pandemic and have since recovered to near pre-pandemic levels. The increase in Bank-owned life insurance income is due to additional investments made in the prior fiscal year.

Noninterest Expense

The following table displays noninterest expense for the years ended June 30, (Dollars in thousands).

			Net Change
	2022	2021	$	%
Salaries and employee benefits	$23,416	$22,517	$899	4.0%
Occupancy and equipment	5,501	5,413	88	1.6
Communication and data processing	2,211	2,064	147	7.1
Merger-related expenses	1,252	-	1,252	100.0
Professional fees	1,673	1,690	(17)	-1.0
Postage, printing, stationery and supplies	620	589	31	5.3
FDIC assessment	496	463	33	7.1
Advertising	477	400	77	19.3
Amortization of intangible assets	62	78	(16)	-20.5
Other operating expenses	945	1,540	(595)	-38.6
Total noninterest expense	$36,653	$34,754	$1,899	5.5%

The increase in salaries and employee benefits in the year ended June 30, 2022 compared to the previous year is primarily due to higher salary and ESOP costs. Merger-related expenses relate to the proposed Brookline Bancorp merger and primarily include professional services as well as other miscellaneous expenses. The decrease in other operating expenses for the year ended June 30, 2022 compared to the previous year is primarily due to lower pension costs in the current year.

Income Tax Expense. The effective income tax rate was 21.0% for the year ended June 30, 2022 as compared to 21.2% for the previous year, with the decrease largely driven by an increase in tax-exempt interest income on municipal investments and bank-owned life insurance income, largely offset by non-deductible merger-related expenses incurred in the current year.

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

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of equity ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase and decrease 100 and 200 basis points from current market rates. As a result of increases in market rates over the past year, the 50 basis point decrease scenario utilized in the prior year analysis was replaced by the 200 basis point decrease scenario.

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at June 30, 2022 and 2021. All estimated changes presented in the table are within the policy limits approved by our Board of Directors (Dollars in thousands).

	NPV			NPV as Percent of Portfolio Value of Assets
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
June 30, 2022:
200	$267,563	$(50,616)	(19.9)%	14.94%	(187)
100	294,042	(24,137)	(7.6)	15.96	(85)
-	318,179	-	-	16.81	-
(100)	349,957	31,778	10.0	17.90	109
(200)	382,642	64,463	20.3	18.96	215

June 30, 2021:
200	$270,679	$(37,814)	(12.3)%	15.21%	(122)
100	291,715	(16,778)	(5.4)	15.95	(48)
-	308,493	-	-	16.43	-
(50)	324,999	16,506	5.4	17.06	63
(100)	346,539	38,046	12.3	17.94	151

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2022, cash and cash equivalents totaled $118.5 million, a decrease from $159.3 million as of June 30, 2021. Unpledged securities classified as available for sale, which provide an additional source of liquidity, totaled $18.5 million at June 30, 2022, a decrease from $28.9 million as of June 30, 2021.

We had the ability to borrow up to $280.9 million from the FHLBNY at June 30, 2022, of which $48.3 million was outstanding as of June 30, 2022. Additionally, as of June 30, 2022, we had an available line of credit with the FRBNY’s discount window program of $96.3 million and $25.0 million of fed funds lines of credit, neither of which had outstanding balances as of June 30, 2022.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the FHLBNY or the FRBNY.

We had $33.2 million of loan commitments outstanding as of June 30, 2022, and $160.8 million of approved, but unadvanced, funds to borrowers. We also had $2.9 million in outstanding letters of credit at June 30, 2022.

Time deposits due within one year of June 30, 2022 totaled $198.6 million, a decrease of $28.3 million from $226.9 million as of June 30, 2021. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at June 30, 2022. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity is needed for financing and investing activities. The following table sets forth our primary investing and financing activities for the periods presented (in thousands).

	Year ended June 30,
	2022	2021
Investing activities:
Loan (originations) repayments, net	$(100,029)	$32,928
Proceeds from maturities and calls of held to maturity debt securities	58,287	105,684
Proceeds from maturities and calls of available for sale debt securities	17,310	17,496
Proceeds from sales of available for sale debt securities	-	3,339
Purchases of held to maturity debt securities	(143,809)	(158,420)
Purchases of available for sale debt securities	-	(41,307)
Financing activities:
Net increase in deposits	134,568	118,427
Decrease in FHLB advances	(17,634)	(40,132)
Repurchase of common stock	(7,863)	(16,608)

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. The Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Company is governed by applicable law and regulations. At June 30, 2022, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $18.4 million.

Capital Resources. PCSB Bank is subject to various regulatory capital requirements administered by the NYSDFS and the FDIC. At June 30, 2022, PCSB Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 15 of Notes to the Consolidated Financial Statements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PCSB Financial Corporation and Subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

As described in Notes 1 and 4 to the consolidated financial statements, the allowance for loan losses is a valuation allowance for probable incurred losses inherent in the loan portfolio. The Company’s consolidated allowance for loan losses was $8,927,000 at June 30, 2022, which consisted of the allowance for loan losses allocated to loans individually evaluated for impairment (“specific component”), representing $119,000, and loans collectively evaluated for impairment (“general component”), representing $8,808,000. The general component is based on historical loss experience adjusted for qualitative factors which are determined based on the various risk characteristics of each loan segment.

The general component of the Company’s allowance for loan losses involves consideration of various qualitative factors. Management’s analysis of these qualitative factors requires significant judgment, and management’s allocation of qualitative factors relies on a subjective analysis to determine the quantitative impact the qualitative factors have on the general component. We identified auditing management’s analysis and allocation of the qualitative factors to the general component of the allowance for loan losses as a critical audit matter as it involved especially subjective auditor judgment.

The primary audit procedures we performed to address this critical audit matter included:

•
Testing the effectiveness of controls over the qualitative factors, including controls addressing
o
The data used as the basis for the adjustments relating to qualitative factors; and,
o
Management’s judgments and assumptions related to the determination of qualitative factors, including observable internal and external data, trends, and comparable peer allocations, and the resulting allocation to the allowance.
•
Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the qualitative factors which included
o
Testing the data used for the adjustments relating to the qualitative factors;
o
Evaluation of the reasonableness of management’s judgments and assumptions related to the qualitative and quantitative assessment of the data used in the determination of qualitative factors, including observable internal and external data, trends, and comparable peer allocations, and the resulting allocation to the allowance for loan losses;
o
Analytically evaluating the qualitative factor allocation for reasonableness; and,
o
Evaluation of mathematical accuracy of the qualitative factor reserve calculation.

/s/ Crowe LLP

We have served as the Company's auditor since 2007.

Livingston, New Jersey
September 9, 2022

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	June 30,	June 30,
	2022	2021
ASSETS
Cash and due from banks	$116,522	$152,070
Federal funds sold	1,935	7,235
Total cash and cash equivalents	118,457	159,305
Held to maturity debt securities, at amortized cost (fair value of $361,608 and $342,137 as of June 30, 2022 and June 30, 2021, respectively)	412,449	337,584
Available for sale debt securities, at fair value	34,621	57,387
Total investment securities	447,070	394,971
Loans receivable, net of allowance for loan losses of $8,927 and $7,881 as of June 30, 2022 and June 30, 2021, respectively	1,329,372	1,229,451
Accrued interest receivable	6,396	6,398
FHLB stock	3,766	4,507
Premises and equipment, net	19,358	21,099
Deferred tax asset, net	4,132	2,552
Bank-owned life insurance	36,322	35,568
Goodwill	6,106	6,106
Other intangible assets	89	151
Other assets	18,064	14,827
Total assets	$1,989,132	$1,874,935
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,380,953	$1,272,610
Non-interest bearing deposits	245,297	219,072
Total deposits	1,626,250	1,491,682
Mortgage escrow funds	11,173	10,536
Advances from FHLB	48,323	65,957
Other liabilities	26,224	32,200
Total liabilities	1,711,970	1,600,375
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2022 and June 30, 2021)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,703,577 shares issued as of both June 30, 2022 and June 30, 2021, and 15,334,857 and 15,770,645 shares outstanding as of June 30, 2022 and June 30, 2021, respectively)	187	187
Additional paid in capital	193,893	189,926
Retained earnings	162,262	150,987
Unearned compensation - ESOP	(9,208)	(10,176)
Accumulated other comprehensive loss, net of income taxes	(8,629)	(3,099)
Treasury stock, at cost (3,368,720 and 2,932,932 shares as of June 30, 2022 and June 30, 2021, respectively)	(61,343)	(53,265)
Total shareholders' equity	277,162	274,560
Total liabilities and shareholders' equity	$1,989,132	$1,874,935

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	Year Ended
	June 30,
	2022	2021
Interest and dividend income
Loans receivable	$49,502	$49,470
Investment securities	8,609	7,340
Federal funds and other	569	454
Total interest and dividend income	58,680	57,264
Interest expense
Deposits and escrow interest	5,075	7,891
FHLB advances	1,166	2,031
Total interest expense	6,241	9,922
Net interest income	52,439	47,342
Provision (benefit) for loan losses	772	(673)
Net interest income after provision (benefit) for loan losses	51,667	48,015
Noninterest income
Fees and service charges	1,640	1,428
Bank-owned life insurance	754	549
Gain on sale of premises	548	-
Swap income	785	367
Gains on sales of loans receivable	56	-
Gains on sales of securities	-	113
Other	36	40
Total noninterest income	3,819	2,497
Noninterest expense
Salaries and employee benefits	23,416	22,517
Occupancy and equipment	5,501	5,413
Merger-related expenses	1,252	-
Communication and data processing	2,211	2,064
Professional fees	1,673	1,690
Postage, printing, stationery and supplies	620	589
FDIC assessment	496	463
Advertising	477	400
Amortization of intangible assets	62	78
Other operating expenses	945	1,540
Total noninterest expense	36,653	34,754
Net income before income tax expense	18,833	15,758
Income tax expense	3,954	3,334
Net income	$14,879	$12,424
Earnings per common share:
Basic	$1.05	$0.84
Diluted	1.04	0.84
Weighted average common shares outstanding:
Basic	14,232,855	14,846,786
Diluted	14,289,020	14,847,579

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(amounts in thousands)

	Year ended June 30,
	2022	2021
Net income	$14,879	$12,424

Other comprehensive income:
Unrealized (losses) gains on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	(5,302)	(316)
Reclassification adjustment for gains realized in net income	-	(52)
Net change in unrealized gains/losses	(5,302)	(368)
Tax effect	1,113	77
Net of tax	(4,189)	(291)

Defined benefit pension plan:
Net (loss) gain arising during the period	(2,109)	3,343
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	340	1,151
Net change in unrealized gains/losses	(1,769)	4,494
Tax effect	372	(944)
Net of tax	(1,397)	3,550

Supplemental retirement plans:
Net gain arising during the period	5	2
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	65	55
Net change in unrealized gains/losses	70	57
Tax effect	(14)	(12)
Net of tax	56	45

Total other comprehensive (loss) income	(5,530)	3,304

Comprehensive income	$9,349	$15,728

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(amounts in thousands, except share and per share data)

	Number of		Additional		Unallocated	Other	Treasury	Total
	Common	Common	Paid-In	Retained	Common Stock	Comprehensive	Stock,	Shareholders'
	Shares	Stock	Capital	Earnings	of ESOP	Loss	at cost	Equity
Balance at July 1, 2020	16,898,137	$187	$186,200	$141,288	$(11,145)	$(6,403)	$(36,414)	$273,713
Net income	-	-	-	12,424	-	-	-	12,424
Other comprehensive loss	-	-	-	-	-	3,304	-	3,304
Common stock dividends declared ($0.18 per share)	-	-	-	(2,725)	-	-	-	(2,725)
Repurchase of common stock	(1,102,674)	-	-	-	-	-	(16,608)	(16,608)
Restricted stock awards granted	3,000	-	(60)	-	-	-	60	-
Forfeiture of restricted stock	(8,718)	-	-	-	-	-	-	-
Shares withheld related to income tax withholding	(19,100)	-	-	-	-	-	(303)	(303)
Stock-based compensation	-	-	3,269	-	-	-	-	3,269
ESOP shares committed to be released (96,881 shares)	-	-	517	-	969	-	-	1,486
Balance at June 30, 2021	15,770,645	187	189,926	150,987	(10,176)	(3,099)	(53,265)	274,560
Net income	-	-	-	14,879	-	-	-	14,879
Other comprehensive loss	-	-	-	-	-	(5,530)	-	(5,530)
Common stock dividends declared ($0.25 per share)	-	-	-	(3,604)	-	-	-	(3,604)
Repurchase of common stock	(424,794)	-	-	-	-	-	(7,863)	(7,863)
Restricted stock awards granted	8,000	-	(145)	-	-	-	145	-
Shares withheld related to income tax withholding	(18,994)	-	-	-	-	-	(360)	(360)
Stock-based compensation	-	-	3,270	-	-	-	-	3,270
ESOP shares committed to be released (96,881 shares)	-	-	842	-	968	-	-	1,810
Balance at June 30, 2022	15,334,857	$187	$193,893	$162,262	$(9,208)	$(8,629)	$(61,343)	$277,162

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$14,879	$12,424
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	772	(673)
Depreciation and amortization	2,969	2,974
Amortization of net premiums on securities and net deferred loan origination costs	285	642
Net decrease in accrued interest receivable	2	482
Deferred income tax credit, net of valuation reserves	(126)	(333)
Gains on sales of securities	-	(113)
Gains on sales of loans receivable	(56)	-
Gain on sale of premises	(548)	-
Stock-based compensation	3,270	3,269
ESOP compensation	1,810	1,486
Earnings from cash surrender value of BOLI	(754)	(549)
Originations of loans receivable held for sale	(3,708)	-
Proceeds from loans receivable held for sale	3,764	-
Net accretion of purchase accounting adjustments	(110)	(249)
Other adjustments, principally net changes in other assets and liabilities	(1,638)	(4,269)
Net cash provided by operating activities	20,811	15,091
INVESTING ACTIVITIES
Purchases of investment securities:
Held to maturity	(143,809)	(158,420)
Available for sale	-	(41,307)
Sale of investment securities available for sale	-	3,339
Maturities, calls and amortization of investment securities:
Held to maturity	58,287	105,684
Available for sale	17,310	17,496
Loan (originations) repayments, net	(100,029)	32,928
Net redemption of FHLB stock	741	1,801
Purchase of BOLI	-	(10,000)
Net sale (purchase) of bank premises and equipment	97	(2,681)
Net cash used in investing activities	(167,403)	(51,160)
FINANCING ACTIVITIES
Net increase in deposits	134,568	118,427
Net decrease in short-term FHLB advances	-	(10,000)
Repayment of long-term FHLB advances	(17,634)	(30,132)
Net increase in mortgage escrow funds	637	413
Common stock dividends paid	(3,604)	(2,725)
Repurchase of shares from employees for income tax withholding purpose	(360)	(303)
Repurchase of common stock	(7,863)	(16,608)
Net cash provided by financing activities	105,744	59,072
Net (decrease) increase in cash and cash equivalents	(40,848)	23,003
Cash and cash equivalents at beginning of period	159,305	136,302
Cash and cash equivalents at end of period	$118,457	$159,305

Supplemental information:
Cash paid for:
Interest	$6,293	$10,023
Income taxes	4,536	5,839
Establishment of right to use lease asset	715	436
Transfers from premises and equipment to other assets	398	-

See accompanying notes to the consolidated financial statements

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At June 30, 2022, the significant assets of the Holding Company were the capital stock of the Bank, investments retained by the Holding Company, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, short-term borrowings and interest-bearing deposits in other financial institutions.

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

The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over a thirty-six month period, with heaviest weight placed on the most recent periods. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: lending policies, underwriting, charge-off and collection procedures; national and local economic trends and conditions; trends in nature and volume of the loan portfolio; experience, ability, and depth of lending management and other relevant staff; trends in delinquencies, classified loans and restructurings; quality of the loan review system and Board oversight; value of underlying collateral for collateral dependent loans; existence and effect of concentrations and levels; and effects of external factors, such as competition, legal and regulatory factors. The following portfolio segments have been identified: residential, commercial mortgage, construction, commercial, home equity and consumer and overdrafts.

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

Mortgage Banking Activities and Mortgage Loans Held For Sale:

The Company originates 1-4 family residential mortgages and may elect to sell these loans in the secondary market. Loans held for sale are those loans which management has the intent to sell in the foreseeable future and are carried at the lower of aggregate cost or market value. Net unrealized losses, if any, are recognized by a valuation allowance through a charge to noninterest income. Realized gains and losses on the sale of loans, as well as loan origination costs, are recorded as a component of noninterest income in the Consolidated Statements of Operations and are recognized on the trade date and are determined by the difference between the sale proceeds and the carrying value of the loans.

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

Assets Held For Sale: Assets held for sale are those assets which management has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or fair value, less estimated costs to sell, in the period in which the held for sale criteria are met and every subsequent period until the asset is sold. The carrying amount of the asset is adjusted for subsequent increases or decreases in its fair value, less estimated cost to sell, except that any subsequent increase cannot exceed the cumulative loss previously recognized. Such assets are not depreciated or amortized while they are classified as held for sale. Realized gains and losses on the sale of the asset is recognized when the asset is sold and is determined by the difference between the sale proceeds and the carrying value of the asset. Assets classified as held for sale totaled $1.5 million as of both June 30, 2022 and June 30, 2021 and are included in other assets on the consolidated balance sheet.

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

The FASB issued ASU 2020-04 “Reference Rate Reform” and ASU 2021-01 “Reference Rate Reform Scope” which collectively address accounting considerations related to the expected discontinuation of LIBOR as a reference rate for financial contracts. These Updates provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform (codified in ASC 848). They include optional expedients related to contract modifications that allow an entity to account for modifications (if certain criteria are met) as if the modifications were only minor (assets within the scope of ASC 310, Receivables), were not substantial (assets within the scope of ASC 470, Debt) and/or did not result in re-measurements or reclassifications (assets within the scope of ASC 842, Leases, and other Topics) of the existing contract. They also include optional expedients and exceptions for contract modifications and hedge accounting that apply to derivative instruments impacted by the market-wide discounting transition. The Updates also allow for a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. The guidance in these ASUs are effective as of March 12, 2020 through December 31, 2022. The Company has not yet elected to apply the practical expedients contained in these Updates and does not expect significant impact to the consolidated financial statements upon adoption.

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2022 and 2021 were as follows (in thousands) :

	June 30, 2022
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
Available for sale debt securities
U.S. Government and agency obligations	$10,942	$-	$(1,014)	$9,928
Corporate	5,000	4	(150)	4,854
State and municipal	7,040	-	(2,244)	4,796
Mortgage-backed securities – residential	14,351	5	(1,644)	12,712
Mortgage-backed securities – commercial	2,416	-	(85)	2,331
Total available for sale debt securities	$39,749	$9	$(5,137)	$34,621
Held to maturity debt securities
U.S. Government and agency obligations	$59,995	$6	$(3,046)	$56,955
Corporate	52,076	111	(2,796)	49,391
State and municipal	87,111	-	(22,307)	64,804
Mortgage-backed securities – residential	101,525	4	(9,746)	91,783
Mortgage-backed securities – collateralized mortgage obligations	24,198	-	(2,124)	22,074
Mortgage-backed securities – commercial	87,544	-	(10,943)	76,601
Total held to maturity debt securities	$412,449	$121	$(50,962)	$361,608

	June 30, 2021
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
Available for sale debt securities
U.S. Government and agency obligations	$21,931	$6	$(121)	$21,816
Corporate	8,013	176	-	8,189
State and municipal	7,041	104	(30)	7,115
Mortgage-backed securities – residential	17,738	148	(232)	17,654
Mortgage-backed securities – commercial	2,490	123	-	2,613
Total available for sale debt securities	$57,213	$557	$(383)	$57,387
Held to maturity debt securities
U.S. Government and agency obligations	$33,994	$202	$(84)	$34,112
Corporate	43,605	1,312	(38)	44,879
State and municipal	57,625	440	(248)	57,817
Mortgage-backed securities – residential	96,181	2,713	(107)	98,787
Mortgage-backed securities – collateralized mortgage obligations	33,300	376	(328)	33,348
Mortgage-backed securities – commercial	72,879	937	(622)	73,194
Total held to maturity debt securities	$337,584	$5,980	$(1,427)	$342,137

No securities were sold during the year ended June 30, 2022. For the year ended June 30, 2021, the Company sold $5.0 million of securities which resulted in $113,000 of net realized gains, which included the disposal of $1.6 million of securities classified as held to maturity, resulting in $61,000 of net realized gains. These held to maturity securities were comprised of seasoned mortgage-backed securities where the Company collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments or scheduled payments payable in equal installments, comparing both principal and interest over terms. The disposal of held to maturity securities is included in the maturities and calls of investment securities caption on the consolidated statements of cash flows.

The following table presents the fair value and carrying amount of debt securities at June 30, 2022 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
1 year or less	$5,115	$5,118	$-	$-
1 to 5 years	65,970	62,620	5,000	4,778
5 to 10 years	43,801	41,130	10,942	10,004
over 10 years	80,441	58,839	7,040	4,796
Mortgage-backed securities and other	217,122	193,901	16,767	15,043
Total	$412,449	$361,608	$39,749	$34,621

Securities pledged had carrying amounts of $202.9 million and $180.1 million at June 30, 2022 and 2021, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following tables provide information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2022 and 2021 (in thousands):

	June 30, 2022
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
U.S. Government and agency obligations	$2,774	$(226)	$7,154	$(788)	$9,928	$(1,014)
Corporate	2,850	(150)	-	-	2,850	(150)
State and municipal	2,860	(1,162)	1,936	(1,082)	4,796	(2,244)
Mortgage-backed securities – residential	3,616	(81)	8,394	(1,563)	12,010	(1,644)
Mortgage-backed securities – commercial	2,331	(85)	-	-	2,331	(85)
Total available for sale	$14,431	$(1,704)	$17,484	$(3,433)	$31,915	$(5,137)
Held to maturity
U.S. Government and agency obligations	$39,883	$(2,616)	$5,066	$(430)	$44,949	$(3,046)
Corporate	39,758	(2,796)	-	-	39,758	(2,796)
State and municipal	61,847	(20,696)	2,957	(1,611)	64,804	(22,307)
Mortgage-backed securities – residential	87,364	(9,063)	3,994	(683)	91,358	(9,746)
Mortgage-backed securities – collateralized mortgage obligations	13,611	(642)	8,390	(1,482)	22,001	(2,124)
Mortgage-backed securities – commercial	50,434	(5,515)	26,166	(5,428)	76,600	(10,943)
Total held to maturity	$292,897	$(41,328)	$46,573	$(9,634)	$339,470	$(50,962)

	June 30, 2021
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
U.S. Government and agency obligations	$14,811	$(121)	$-	$-	$14,811	$(121)
State and municipal	2,990	(30)	-	-	2,990	(30)
Mortgage-backed securities – residential	9,615	(222)	1,339	(10)	10,954	(232)
Total available for sale	$27,416	$(373)	$1,339	$(10)	$28,755	$(383)
Held to maturity
U.S. Government and agency obligations	$19,409	$(84)	$-	$-	$19,409	$(84)
Corporate	2,488	(13)	4,975	(25)	7,463	(38)
State and municipal	19,980	(248)	-	-	19,980	(248)
Mortgage-backed securities – residential	30,335	(107)	-	-	30,335	(107)
Mortgage-backed securities – collateralized mortgage obligations	15,133	(328)	-	-	15,133	(328)
Mortgage-backed securities – commercial	47,580	(622)	-	-	47,580	(622)
Total held to maturity	$134,925	$(1,402)	$4,975	$(25)	$139,900	$(1,427)

For the year ended June 30, 2022, the Company’s securities portfolio consisted of $447.1 million in securities, of which 301 securities with a fair value of $371.4 million were in an unrealized loss position. Non-U.S. government and agency obligations are internally pass rated and are subject to quarterly credit monitoring.

There were no securities for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of June 30, 2022 and 2021. Management believes the unrealized losses are primarily a result of changing interest rates. The Company has determined that it does not intend to sell, or it is more likely than not that it will not be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of June 30, 2022 and 2021.

Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	June 30,	June 30,
	2022	2021
Mortgage loans:
Residential	$214,167	$224,305
Commercial	942,130	826,624
Construction	20,896	10,151
Net deferred loan origination (fees) costs	(100)	196
Total mortgage loans	1,177,093	1,061,276
Commercial and consumer loans:
Commercial loans (1)	136,304	150,658
Home equity lines of credit	23,688	25,439
Consumer and overdrafts	594	345
Net deferred loan origination costs (fees)	620	(386)
Total commercial and consumer loans	161,206	176,056
Total loans receivable	1,338,299	1,237,332
Allowance for loan losses	(8,927)	(7,881)
Loans receivable, net	$1,329,372	$1,229,451

(1)
Includes PPP loans of $1.9 million and $37.0 million as of June 30, 2022 and 2021, respectively. No allowance for loan loss was established for these loans as they are fully guaranteed by the Small Business Administration.

The following tables present the activity in the allowance for loan losses by portfolio segment (in thousands):

	Year Ended June 30, 2022
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$337	$(24)	$-	$10	$323
Commercial mortgages	6,435	916	-	-	7,351
Construction	102	107	-	-	209
Commercial loans	948	(253)	(122)	409	982
Home equity lines of credit	54	(11)	-	8	51
Consumer and installment loans	5	37	(37)	6	11
Total	$7,881	$772	$(159)	$433	$8,927

	Year Ended June 30, 2021
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$373	$(53)	$-	$17	$337
Commercial mortgages	6,913	(478)	-	-	6,435
Construction	165	(63)	-	-	102
Commercial loans	1,124	(90)	(258)	172	948
Home equity lines of credit	60	(14)	-	8	54
Consumer and installment loans	4	25	(27)	3	5
Total	$8,639	$(673)	$(285)	$200	$7,881

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method (in thousands):

	June 30, 2022
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential mortgages	$1,613	$212,333	$221	$214,167	$110	$213	$-	$323
Commercial mortgages	4,778	936,493	859	942,130	-	7,351	-	7,351
Construction	2,792	18,104	-	20,896	-	209	-	209
Commercial loans	783	135,521	-	136,304	-	982	-	982
Home equity lines of credit	452	23,147	89	23,688	9	42	-	51
Consumer and overdrafts	-	594	-	594	-	11	-	11
Total	$10,418	$1,326,192	$1,169	$1,337,779	$119	$8,808	$-	$8,927

	June 30, 2021
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential mortgages	$2,356	$221,229	$720	$224,305	$113	$224	$-	$337
Commercial mortgages	3,582	822,154	888	826,624	-	6,435	-	6,435
Construction	-	10,151	-	10,151	-	102	-	102
Commercial loans	1,707	148,951	-	150,658	-	948	-	948
Home equity lines of credit	414	24,902	123	25,439	8	46	-	54
Consumer and overdrafts	-	345	-	345	-	5	-	5
Total	$8,059	$1,227,732	$1,731	$1,237,522	$121	$7,760	$-	$7,881

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by class of loans (in thousands):

	June 30, 2022			June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential mortgages	$1,262	$1,197	$-	$2,044	$1,931	$-
Commercial mortgages	4,789	4,778	-	3,582	3,582	-
Construction	2,792	2,792	-	-	-	-
Commercial loans	795	783	-	1,878	1,707	-
Home equity lines of credit	379	399	-	358	381	-
With an allowance recorded:
Residential mortgages	353	416	110	363	425	113
Home equity lines of credit	60	53	9	33	33	8
Total	$10,430	$10,418	$119	$8,258	$8,059	$121

	Year Ended		Year Ended
	June 30, 2022		June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgages	$1,740	$111	$1,930	$38
Commercial mortgages	4,236	-	1,194	30
Construction	729	-	-	-
Commercial loans	702	201	1,769	191
Home equity lines of credit	347	1	384	1
With an allowance recorded:
Residential mortgages	421	13	430	14
Home equity lines of credit	36	1	26	-
Total	$8,211	$327	$5,733	$274

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days still on accrual status, by class of loans (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Residential mortgages	$671	$1,391	$-	$-
Commercial mortgages	4,778	3,582	-	411
Construction	2,792	-	-	-
Commercial loans	539	-	-	-
Home equity lines of credit	416	381	-	-
Consumer and overdrafts	-	-	39	-
Total	$9,196	$5,354	$39	$411

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $137,000 and $368,000 as of June 30, 2022 and 2021, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	June 30, 2022
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Residential mortgages	$-	$-	$367	$367	$213,800	$214,167
Commercial mortgages	-	-	1,197	1,197	940,933	942,130
Construction	-	-	1,113	1,113	19,783	20,896
Commercial loans	-	16	400	416	135,888	136,304
Home equity lines of credit	-	-	399	399	23,289	23,688
Consumer and overdrafts	-	-	39	39	555	594
Total	$-	$16	$3,515	$3,531	$1,334,248	$1,337,779

	June 30, 2021
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current (1)	Total
Residential mortgages	$198	$126	$948	$1,272	$223,033	$224,305
Commercial mortgages	453	-	411	864	825,760	826,624
Construction	-	-	-	-	10,151	10,151
Commercial loans	69	76	-	145	150,513	150,658
Home equity lines of credit	-	19	381	400	25,039	25,439
Consumer and overdrafts	-	-	-	-	345	345
Total	$720	$221	$1,740	$2,681	$1,234,841	$1,237,522

(1)
As of June 30, 2021 loans on COVID-19-related payment deferrals are considered current.

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

As of June 30, 2022 and 2021, the Company had 9 and 12 loans classified as troubled debt restructurings totaling $1.4 million and $3.1 million, respectively, including $1.2 million and $2.7 million, respectively, of loans still accruing. The Company has allocated $119,000 and $121,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2022 and 2021. As of June 30, 2022 we have no commitments to lend to customers with an outstanding loan that is classified as a troubled debt restructuring.

The Company modified one residential mortgage and one home equity line of credit classified as troubled debt restructurings during the year ended June 30, 2022. These loans had a combined carrying amount of $206,000 as of June 30, 2022. The Company did not modify any loans during the year ended June 30, 2021 that were classified as TDRs.

The Company had no troubled debt restructurings for which there was a payment default in the years ended June 30, 2022 and 2021 that were modified in the twelve months prior to default.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the termination of the national emergency declared relating to COVID-19. This extension expired as of January 1, 2022. Additionally, on April 7, 2020, the banking agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), to encourage banks to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40, “Troubled Debt Restructurings by Creditors,” apply to certain COVID-19-related modifications.

During the year ended June 30, 2022, the Company granted or extended loan payment deferrals for one residential mortgage, two commercial mortgages and two commercial loans totaling $91,000, $5.6 million and $205,000, respectively. In accordance with either the CARES Act (as amended) or Interagency Statement, these modifications are not considered troubled debt restructurings. The Company had no loans on payment deferral as of June 30, 2022 and 19 loans totaling $27.3 million on loan payment deferral as of June 30, 2021.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	June 30, 2022
	Pass	Special Mention	Substandard	Total
Residential mortgages	$212,810	$154	$1,203	$214,167
Commercial mortgages	931,178	1,548	9,404	942,130
Construction	18,104	1,679	1,113	20,896
Commercial loans	135,725	156	423	136,304
Home equity lines of credit	23,220	43	425	23,688
Consumer and overdrafts	594	-	-	594
Total	$1,321,631	$3,580	$12,568	$1,337,779

	June 30, 2021
	Pass	Special Mention	Substandard	Total
Residential mortgages	$219,901	$2,480	$1,924	$224,305
Commercial mortgages	809,660	1,615	15,349	826,624
Construction	9,038	1,113	-	10,151
Commercial loans	146,275	491	3,892	150,658
Home equity lines of credit	24,400	602	437	25,439
Consumer and overdrafts	345	-	-	345
Total	$1,209,619	$6,301	$21,602	$1,237,522

As of June 30, 2022, there were no loans in a COVID-19 related payment deferral. As of June 30, 2021, of the $27.3 million in loans in a COVID-19 related payment deferral, $9.9 million were pass-rated, with $3.2 million and $14.2 million rated special mention and substandard, respectively.

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows (in thousands):

	June 30,	June 30,
	2022	2021
Residential mortgages	$221	$720
Commercial mortgages	859	888
Home equity lines of credit	89	123
Carrying amount, net of allowance of $0	$1,169	$1,731

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Year Ended June 30,
	2022	2021
Beginning balance	$130	$156
Accretion income	(41)	(26)
Ending balance	$89	$130

Note 5. Premises and Equipment

Premises and equipment are summarized as follows at June 30, (in thousands):

	2022	2021
Land	$2,190	$2,588
Building and Leasehold improvements	14,128	14,102
Furniture, fixtures and equipment	8,048	7,666
Construction and improvements in process	465	25
	24,831	24,381
Less: accumulated depreciation and amortization	(14,074)	(12,963)
	10,757	11,418
Right to use lease asset	8,601	9,681
Total Bank premises and equipment, net	$19,358	$21,099

Refer to Note 20 of the Notes to the Consolidated Financial Statements for further details on right to use lease assets.

Depreciation expense was $1.1 million in each of the years ended June 30, 2022 and 2021.

Note 6. Goodwill and Intangible Assets

The change in goodwill during the years ended June 30, 2022 and 2021 is as follows (in thousands):

	2022	2021
Balance at July 1	$6,106	$6,106
Impairment	-	-
Total at June 30,	$6,106	$6,106

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company tests for goodwill impairment on an annual basis as of June 30th. No impairment charges were required to be recorded in the years ended June 30, 2022 or 2021.

Acquired Intangible Assets: Acquired intangible assets were as follows at June 30, (in thousands):

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$887	$(798)	$887	$(736)

Aggregate amortization expense was $62,000 and $78,000 for the years ended June 30, 2022 and 2021, respectively.

Estimated amortization expense for each of the next five fiscal years ended June 30, (in thousands):

2023	$46
2024	30
2025	13
2026	-
2027	-

Note 7. Deposits

Deposit balances are summarized as follows at June 30, (in thousands):

	2022	2021
Demand	$245,297	$219,072
NOW Accounts	243,006	177,223
Money market accounts	399,026	332,843
Savings	411,332	387,529
Time deposits	327,589	375,015
Total	$1,626,250	$1,491,682

Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $83.3 million and $100.9 million at June 30, 2022 and 2021, respectively.

Scheduled maturities of time deposits were as follows as of June 30, (in thousands):

	2022	2021
Within 1 year	$198,641	$226,858
1 year to 2 years	90,145	52,311
2 year to 3 years	10,991	71,811
3 year to 4 years	13,160	11,030
4 year to 5 years	14,652	13,005
Total	$327,589	$375,015

Deposits of local governments held by PCSB Bank were $127.5 million and $74.4 million at June 30, 2022 and 2021, respectively. Additionally, as of June 30, 2022 and 2021, deposits included brokered time deposits of $20.0 million and $30.0 million, respectively. At June 30, 2022, brokered time deposits had remaining maturities of 20 months.

Note 8. FHLB and Other Borrowings

Borrowings consist of advances from the FHLBNY. As of June 30, 2022, FHLBNY advances consisted of $45.0 million of short and long-term advances with original maturities ranging from 3 to 44 months, as well as a $3.3 million amortizing term loan with a balloon payment of $2.8 million in 2026. The maturity schedule of advances is summarized as follows as of June 30, (Dollars in thousands):

	2022		2021
	Amount Due	Weighted Avg Rate	Amount Due	Weighted Avg Rate
Within 1 year	40,138	1.79%	17,635	2.11%
1 year to 2 years	5,142	3.31	40,138	1.79
2 year to 3 years	146	2.62	5,142	3.31
3 year to 4 years	2,897	2.62	146	2.62
4 year to 5 years	-	-	2,896	2.62
Total	$48,323	2.00%	$65,957	2.03%

As a member of the FHLBNY, the Bank had access to funds in the form of FHLBNY advances of approximately $280.9 million at June 30, 2022, of which $48.3 million was outstanding. Advances are secured by the Bank’s investment in FHLBNY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (such as investment securities or loans receivable) with a discounted fair value, as defined, at least equal to 110% of any outstanding advances.

At June 30, 2022, the Bank also had access to funds of approximately $96.3 million in the form of secured borrowings through the discount window of the FRBNY. Collateral for these borrowings may include qualifying assets, such as one-to-four family residential loans. The Bank had no outstanding FRBNY borrowings as of June 30, 2022 or 2021.

Additionally, as of June 30, 2022, the Bank had $25.0 million of fed funds lines of credit available, none of which was outstanding.

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

The contract amounts of credit-related financial instruments at June 30, are summarized below (in thousands):

	2022	2021
Commitments to originate loans	$160,771	$134,818
Unused lines of credit	33,211	58,381
Standby letter of credit	2,931	3,235

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

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of standby letters of credit shown in the preceding table. The Company’s recognized liability for financial standby letters of credit was insignificant at June 30, 2022 and 2021.

Legal Proceedings: In the normal course of business, or in connection with the proposed merger with Brookline, the Company is involved in certain legal proceedings. Management does not believe that any pending legal proceedings would have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

Note 10. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities (1)	Unrealized loss on pension benefits (2)	Unrealized loss on SERP benefits (2)	Total
Balance at July 1, 2021	$137	$(3,055)	$(181)	$(3,099)
Other comprehensive loss before reclassifications	(5,302)	(2,109)	5	(7,406)
Amounts reclassified from accumulated other comprehensive income	-	340	65	405
Tax effect	1,113	372	(14)	1,471
Net other comprehensive (loss) income	(4,189)	(1,397)	56	(5,530)
Balance at June 30, 2022	$(4,052)	$(4,452)	$(125)	$(8,629)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2020	$428	$(6,605)	$(226)	$(6,403)
Other comprehensive loss before reclassifications	(316)	3,343	2	3,029
Amounts reclassified from accumulated other comprehensive income	(52)	1,151	55	1,154
Tax effect	77	(944)	(12)	(879)
Net other comprehensive (loss) income	(291)	3,550	45	3,304
Balance at June 30, 2021	$137	$(3,055)	$(181)	$(3,099)

(1)
Amounts reclassified from accumulated other comprehensive income are recorded in the Statement of Operations as part of "gains on sales of securities".
(2)
Amounts reclassified from accumulated other comprehensive income are recorded in the Statement of Operations as part of "other operating expense".

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

The following table provides factors used in the earnings per share computation for the years ended June 30th.

	2022	2021
	(Dollars in thousands, except share and per share data)
Net income applicable to common stock	$14,879	$12,424

Average number of common shares outstanding	15,201,990	15,912,702
Less: Average unallocated ESOP shares	(969,135)	(1,065,916)
Average number of common shares outstanding used to calculate basic earnings per common share	14,232,855	14,846,786

Effect of equity-based awards	56,165	793
Average number of common shares outstanding used to calculate diluted earnings per common share	14,289,020	14,847,579

Earnings per common share:
Basic	$1.05	$0.84
Diluted	$1.04	$0.84

Stock options for 1,312,234 and 1,324,741 shares of common stock were not considered in computing dilutive earnings per common share for the years ended June 30, 2022 and 2021, respectively, because they were antidilutive.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2022
Measured on a recurring basis:
Available for sale debt securities:
U.S. Government and agency obligations	$-	$9,928	$-	$9,928
Corporate	-	2,004	2,850	4,854
State and municipal	-	4,796	-	4,796
Mortgage-backed securities – residential	-	12,712	-	12,712
Mortgage-backed securities – commercial	-	2,331	-	2,331
Derivatives – interest rate contracts	-	8,223	-	8,223
Total assets at fair value	$-	$39,994	$2,850	$42,844

Derivatives – interest rate contracts	$-	$8,223	$-	$8,223
Total liabilities at fair value	$-	$8,223	$-	$8,223

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$306	$306
Home equity lines of credit	-	-	44	44
Total assets at fair value	$-	$-	$350	$350

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2021
Measured on a recurring basis:
Available for sale debt securities:
U.S. Government and agency obligations	$-	$21,816	$-	$21,816
Corporate	-	5,058	3,131	8,189
State and municipal	-	7,115	-	7,115
Mortgage-backed securities – residential	-	17,654	-	17,654
Mortgage-backed securities – commercial	-	2,613	-	2,613
Derivatives – interest rate contracts	-	4,232	-	4,232
Total assets at fair value	$-	$58,488	$3,131	$61,619

Derivatives – interest rate contracts	$-	$4,232	$-	$4,232
Total liabilities at fair value	$-	$4,232	$-	$4,232

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$312	$312
Home equity lines of credit	-	-	25	25
Total assets at fair value	$-	$-	$337	$337

Investment securities with a fair value of $3.6 million were transferred from Level 2 to Level 3 during the year ended June 30, 2022. Investment securities with a fair value of $4.7 million were transferred from Level 3 to Level 2 during the year ended June 30, 2022.

Impaired loans in the table above had a carrying amount of $469,000 and a remaining valuation allowance of $119,000 at June 30, 2022, incurred no net charge-offs and resulted in a credit for loan losses of $2,000 during the year ended June 30, 2022. Impaired loans in the table above had a carrying amount of $458,000 and a remaining valuation allowance of $121,000 at June 30, 2021, incurred no net charge-offs and resulted in a credit for loan losses of $1,000 during the year ended June 30, 2021.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at June 30, 2022 and 2021 (Dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
June 30, 2022
Impaired loans - residential mortgages	$306	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	44	Discounted cash flow	Discount rate	4.8% to 6.3%

June 30, 2021
Impaired loans - residential mortgages	$312	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	25	Discounted cash flow	Discount rate	5.4% to 6.3%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which are held for trading purposes) (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2022
Financial assets:
Cash and cash equivalents	$118,457	$118,457	$-	$-	$118,457
Held to maturity debt securities	412,449	-	331,262	30,346	361,608
Available for sale debt securities	34,621	-	31,771	2,850	34,621
Loans receivable, net	1,329,372	-	-	1,261,035	1,261,035
Accrued interest receivable	6,396	-	1,751	4,645	6,396
FHLB stock	3,766	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	8,223	-	8,223	-	8,223
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	1,298,661	1,298,661	-	-	1,298,661
Time deposits	327,589	-	329,885	-	329,885
Mortgage escrow funds	11,173	11,173	-	-	11,173
Advances from FHLB	48,323	-	48,094	-	48,094
Accrued interest payable	94	1	93	-	94
Derivative liabilities - interest rate contracts	8,223	-	8,223	-	8,223

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2021
Financial assets:
Cash and cash equivalents	$159,305	$159,305	$-	$-	$159,305
Held to maturity debt securities	337,584	-	305,671	36,466	342,137
Available for sale debt securities	57,387	-	54,256	3,131	57,387
Loans receivable, net	1,229,451	-	-	1,234,116	1,234,116
Accrued interest receivable	6,398	-	1,341	5,057	6,398
FHLB stock	4,507	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	4,232	-	4,232	-	4,232
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	1,116,667	1,116,667	-	-	1,116,667
Time deposits	375,015	-	380,948	-	380,948
Mortgage escrow funds	10,536	10,536	-	-	10,536
Advances from FHLB	65,957	-	67,334	-	67,334
Accrued interest payable	146	1	145	-	146
Derivative liabilities - interest rate contracts	4,232	-	4,232	-	4,232

Note 13. Income Taxes

The components of income tax expense (benefit) are summarized as follows for the years ended June 30, (in thousands):

	2022	2021
Current tax expense
Federal	$4,015	$3,661
State	49	84
	4,064	3,745
Deferred tax benefit
Federal	(96)	(396)
State	(69)	(47)
	(165)	(443)
State tax valuation allowances, net of federal benefit	55	32
Total	$3,954	$3,334

The Company utilizes a calendar year tax year. Effective tax rates differ from the federal statutory rate applied to income before income taxes due to the following (Dollars in thousands):

	2022	2021
Federal statutory rate	21.00%	21.00%

Tax at federal statutory rate	$3,955	$3,309
State taxes, net of federal benefit	40	60
Tax-exempt income	(330)	(193)
BOLI income	(158)	(115)
Other compensation	127	155
ESOP compensation	177	108
Merger-related expenses	137	-
Other, net	6	10
Total	$3,954	$3,334

Effective tax rate	21.00%	21.16%

Deferred tax assets and liabilities were due to the following as of June 30, (in thousands):

	2022	2021
Deferred Tax Assets:
Allowance for loan losses	$2,361	$2,072
Other compensation loss (defined benefit plans)	1,217	861
Deferred compensation	1,122	1,034
Other comprehensive loss (securities)	1,077	-
Stock based compensation	1,305	1,029
Depreciation of premises and equipment	405	428
Lease liabilities	2,337	2,610
Deferred loan costs and fees, net	-	50
Other	503	209
Total deferred tax assets	10,327	8,293
Deferred Tax Liabilities:
Prepaid pension costs	2,817	2,510
Deferred loan costs and fees, net	138	-
Other comprehensive income (securities)	-	37
Right to use lease asset	2,275	2,546
Other	416	154
Total deferred tax liabilities	5,646	5,247
Deferred tax asset valuation allowance	(549)	(494)
Net deferred tax asset	$4,132	$2,552

The Company has an apportioned New York State net operating loss carryforward of approximately $700,000 which will begin to expire in 2034.

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

Retained earnings at June 30, 2022 included approximately $2.8 million for which deferred income taxes of approximately $558,000 have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend contributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

The Company is subject to U.S. federal income tax as well as income tax of the states of New York, New Jersey and Connecticut. The Company’s federal and state income tax returns are subject to examination for years after December 31, 2018.

At June 30, 2022 and 2021, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

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

The following is a summary of the plan’s funded status as of June 30, (the measurement date for financial reporting purposes) (in thousands):

	2022	2021
Change in benefit obligation:
Beginning benefit obligation	$23,511	$23,303
Interest cost	594	546
Actuarial (gain) loss	(4,058)	1,756
Benefits paid	(924)	(922)
Settlements	(623)	(1,172)
Ending benefit obligation	18,500	23,511
Change in plan assets, at fair value:
Beginning plan assets	29,673	24,847
Actual return	(4,131)	6,920
Benefits paid	(924)	(922)
Settlements	(623)	(1,172)
Ending plan assets	23,995	29,673
Funded status	$5,495	$6,162
Accumulated benefit obligation	$18,500	$23,511

The following is a summary of net period pension cost (benefit), contributions and benefits paid for the years ended June 30 (in thousands):

	2022	2021
Net period pension benefit	$(1,103)	$(124)
Benefits paid	924	922

Pre-tax amounts recognized in other comprehensive loss included net losses of $2.1 million for the year ended June 30, 2022 and net gains of $3.3 million for the year ended June 30, 2021. Pre-tax amounts included in accumulated other comprehensive income were $5.6 million and $3.9 million as of June 30, 2022 and 2021.

Net periodic pension credit and other amounts recognized in other comprehensive income for the years ended June 30, (in thousands):

	2022	2021
Interest cost	$594	$546
Expected return on plan assets	(2,037)	(1,821)
Amortization of prior net loss	150	959
Settlement charges	190	192
Net periodic credit	$(1,103)	$(124)

The estimated net loss and past service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs during the year ending June 30, 2023, are $563,000 and $0, respectively.

Contributions: The Company made no contributions to the defined benefit plan during the year ended June 30, 2022 and does not expect to make any contributions for the year ending June 30, 2023.

Estimated Future Payments: The following benefit payments are expected for the years ending June 30, (in thousands):

2023	$1,155
2024	1,083
2025	1,045
2026	1,078
2027	1,124
Following five years	6,044

Assumptions: Discount rates of 4.37% and 2.59% were used to determine pension benefit obligation as of June 30, 2022 and 2021, respectively.

Weighted-average assumptions used to determine net periodic pension cost are described in the table below.

	2022	2021
Discount Rate	2.59%	2.40%
Expected return on plan assets	7.00%	7.50%

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

The weighted average expected long-term rate of return is estimated based on current trends in the plan assets as well as projected future rates of returns on those assets. The long-term rate of return assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6% to 8% and 3% to 5%, respectively. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 7.0%.

The plan is only permitted to invest in assets approved by the RSI Trustee Board. All other investments are prohibited.

The Company’s actual pension plan asset allocation and target allocation by asset category are as follows:

		Percentage of Plan
	Target	Assets at Year-End
Asset Category	Allocation	2022	2021
Equity mutual funds and common/collective trusts	65%	63%	68%
Fixed income common/collective trusts	34%	36%	32%
Cash equivalents	1%	1%	0%
Total	100%	100%	100%

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

The fair value of the plan assets by asset category, is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Plan assets
Equity mutual funds and common/collective trusts	$15,146	$-	$15,146	$-
Fixed income common/collective trusts	8,553	-	8,553	-
Cash equivalents	296	296	-	-
Total	$23,995	$296	$23,699	$-

June 30, 2021
Plan assets
Equity mutual funds and common/collective trusts	$20,140	$-	$20,140	$-
Fixed income common/collective trusts	9,414	-	9,414	-
Cash equivalents	119	119	-	-
Total	$29,673	$119	$29,554	$-

Defined Contribution Retirement Plan

The Company maintains a defined contribution plan for eligible employees hired after October 1, 2012. On May 1, 2017, the Company suspended contributions, resulting in no expense for the years ended June 30, 2022 and 2021.

401(k) Plan

The Company maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. All full-time employees who have attained age twenty-one and have a minimum of one year of service may elect to participate in the plan, by making contributions ranging from 1% to 25% of their compensation. The Company made no matching contributions during the years ended June 30, 2022 and 2021, resulting in no expense for these years.

Supplemental Retirement Plan

The Company also maintains unfunded and non-qualified supplemental retirement plans to provide pension benefits in addition to those provided under the qualified pension plan.

The accrued benefit cost for the supplemental plans was approximately $4.3 million and $4.1 million at June 30, 2022 and 2021, respectively, (included in other liabilities in the consolidated statements of financial condition). Included in accumulated other comprehensive income were pre-tax net losses of $158,000 and $228,000 for the supplemental retirement plans as of June 30, 2022 and 2021, respectively. The projected benefit obligation and accumulated benefit obligation were $4.3 million and $4.1 million as of June 30, 2022 and 2021, respectively.

Pension expense for the supplemental plans was $578,000 and $580,000 for the years ended June 30, 2022 and 2021, respectively.

Supplemental retirement plan benefits of $272,000 were paid in each of the years ended June 30, 2022 and 2021.

Net periodic pension cost and other amounts recognized in other comprehensive income for the years ended June 30, (in thousands):

	2022	2021
Service cost	$426	$441
Interest cost	87	84
Amortization of prior net loss	65	55
Net periodic cost	$578	$580

The estimated net loss for the supplemental plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs during the year ending June 30, 2023, is $79,000.

The following benefit payments, which reflect expected future service, are expected for the years ending June 30, (in thousands):

2023	3,467
2024	136
2025	-
2026	-
2027	-
Following five years	578

As of June 30, 2022, the assumed discount rates used for the supplemental plans range from 2.13% to 4.37%.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Company employees. The Company granted a loan to the ESOP for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% for 2022). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2022 was $9.7 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032.

Shares held by the ESOP include the following at June 30th, (Dollars in thousands):

	2022	2021
Allocated to participants	518,371	417,902
Unearned	920,767	1,017,648
Total ESOP shares	1,439,138	1,435,550

Fair value of unearned shares	$17,577	$18,491

Total compensation expense recognized in connection with the ESOP for the year ended June 30, 2022 and 2021 was $1.8 million and $1.5 million, respectively.

Note 15. Regulatory Matters

The following is a summary of the Bank’s actual capital amounts and ratios as of June 30, 2022 and 2021, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (dollars in thousands). As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress in 2018, the Company is no longer subject to consolidated capital requirements, as the Company’s total consolidated assets do not exceed $3 billion.

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Leverage (Tier 1)	$251,144	12.8%	$78,490	4.0%	$98,112	5.0%
Risk-based:
Common Tier 1	251,144	17.2	65,630	4.5	94,799	6.5
Tier 1	251,144	17.2	87,507	6.0	116,676	8.0
Total	260,071	17.8	116,676	8.0	145,845	10.0
June 30, 2021
Leverage (Tier 1)	$233,944	12.5%	$74,988	4.0%	$93,735	5.0%
Risk-based:
Common Tier 1	233,944	17.9	58,713	4.5	84,807	6.5
Tier 1	233,944	17.9	78,283	6.0	104,378	8.0
Total	241,825	18.5	104,378	8.0	130,472	10.0

In addition to the ratios above, the Basel III Capital Rules established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.

Management believes that as of June 30, 2022 and 2021, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Note 16. Related Party Disclosures

The Company's authority to extend credit to its directors, executive officers, and shareholders owning 10% or more of the Holding Company's outstanding common stock, as well as to entities controlled by such persons, is additionally governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB enacted thereunder. Among other matters, these provisions require that extensions of credit to insiders: (i) be made on terms substantially the same as, and follow credit underwriting procedures not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain amount limitations individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. Regulation O additionally requires that extensions of credit in excess of certain limits be approved in advance by the Bank's board of directors.

New York banking regulations impose certain limits and requirements on various transactions with "insiders," as defined in the New York banking regulations to include certain executive officers, directors and principal shareholders.

At and for the years ended June 30, 2022 and 2021, the Company and the Bank had no insider loans.

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

The following table presents summary information about the interest rate swaps as of June 30, (Dollars in thousands).

	2022	2021
Notional amounts	$264,462	$182,700
Weighted average pay rates	3.57%	2.55%
Weighted average receive rates	3.57%	2.55%
Weighted average maturity	8.22 years	8.46 years
Fair value of combined interest rate swaps	$-	$-

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
3.
Determine the transaction price
4.
Allocate the transaction price to performance obligations in the contract
5.
Recognize revenue when (or as) the Company satisfies a performance obligation

	For the Year Ended June 30,
	2022	2021
	(in thousands)
Noninterest income:
Service charges on deposits	$852	$735
Interchange fees	616	550
Other fees and service charges (1)	172	143
Fees and service charges	1,640	1,428

Swap income (1)	785	367
Bank-owned life insurance (1)	754	549
Gain on sale of premises (1)	548	-
Gains on sales of loans receivable (1)	56	-
Gains on sales of securities (1)	-	113
Other noninterest income (1)	36	40
Total noninterest income	$3,819	$2,497

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

Note 19. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Total compensation cost that has been charged against income for the Plan was $3.3 million for both years ended June 30, 2022 and 2021.

Restricted Stock Awards (“RSAs”)

RSAs provide for the issuance of shares to both employees and non-employee directors. These awards vest over a 5-year period, with 20% vesting each year on the anniversary of the award. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,604, of which 549,467 shares were granted as of June 30, 2022.

The following table presents a summary of RSA activity during the year ended June 30, 2022.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested granted shares outstanding at July 1, 2021	322,580	$18.95
Shares granted	8,000	17.66
Shares vested	(107,130)	18.97
Shares forfeited	-	-
Unvested granted shares at June 30, 2022	223,450	$18.89

As of June 30, 2022, there was $2.9 million of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years.

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

Total options available for grant under the Plan are 1,816,511, of which 1,320,963 shares were issued as of June 30, 2022. The following table presents a summary of activity related to stock options granted under the Plan, and changes during the year then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
	(Dollars in thousands, except share and per share data)
Options outstanding at July 1, 2021	1,308,963	$19.00	7.4	$35
Options granted	12,000	17.66
Options expired	-	-
Options forfeited	-	-
Options exercised	-	-
Options outstanding at June 30, 2022	1,320,963	$18.98	6.4	$411

Exercisable at June 30, 2022	782,978	$19.02	6.4	$220

As of June 30, 2022, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years.

The fair value of options granted during the year ended June 30, 2022, was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	1.00%
Expected term (in years)	6.25
Expected stock price volatility	35.91%
Dividend yield	1.36%
Weighted average fair value of options granted	$5.50

Note 20. Leases

As of June 30, 2022, the Company leases real estate for eleven branch offices and one administrative office, including its corporate headquarters, under various operating lease agreements. The Company’s leases have maturities which range from 2022 to 2041, some of which include lessee options to extend the lease term. The weighted average remaining life of the lease terms for these leases was 9.4 years as of June 30, 2022.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.47% in determining the lease liability as of June 30, 2022.

The Company made a policy election to exclude the recognition requirements of ASU 2016-02 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. The Company had no short-term lease cost for the year ended June 30, 2022. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended June 30, 2022.

For the year ended June 30, 2022, total operating lease costs was $2.0 million, and is included in occupancy and equipment expense. The right-of-use asset, included in premises and equipment, net, was $8.6 million and the corresponding lease liability, included in other liabilities, was $8.8 million as of June 30, 2022, respectively.

Future minimum lease payments for the fiscal years ending June 30th and a reconciliation of undiscounted lease cash flows and the lease liability recognized in the consolidated balance sheet as of June 30, 2022 is shown below (in thousands):

2023	$2,052
2024	1,719
2025	1,426
2026	906
2027	547
Thereafter	4,002
Total future minimum lease payments (undiscounted)	10,652
Discounting effect on cash flows	(1,825)
Lease liability (discounted)	$8,827

Note 21. Parent Company Only Financial Statements

The following are the financial statements of the Company (Parent only) as of and for the years ended June 30, 2022 and 2021 (in thousands).

	June 30,
	2022	2021
Balance Sheets
Assets
Cash and cash equivalents	$18,441	$26,575
Investment in Bank	248,690	237,082
ESOP Loan receivable	9,688	10,657
Other assets	415	392
Total assets	$277,234	$274,706
Liabilities and Shareholders' Equity
Other liabilities	$72	$146
Shareholders' equity	277,162	274,560
Total liabilities and shareholders' equity	$277,234	$274,706

	Years Ended June 30,
	2022	2021
Statements of Operations
Interest Income	$341	$474
Equity in income of Bank	16,170	12,587
Non-interest expenses	1,974	679
Income before income tax	14,537	12,382
Income tax benefit	(342)	(42)
Net Income	$14,879	$12,424

	Years Ended June 30,
	2022	2021
Statements of Cash Flows
Operating Activities
Net income	$14,879	$12,424
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Bank	(16,170)	(12,587)
Deferred tax expense	-	118
Net (increase) decrease in accrued interest receivable	(10)	90
Stock-based compensation	3,270	3,269
Other adjustments, principally net changes in other assets and liabilities	(87)	241
Net cash provided by operating activities	1,882	3,555
Investing Activities
Decrease in ESOP loan	969	969
Net cash provided by investing activities	969	969
Financing Activities
Common stock dividends declared	(3,604)	(2,725)
Allocation of ESOP shares	842	517
Repurchase of common stock	(7,863)	(16,608)
Repurchase of shares from employees for income tax withholding purpose	(360)	(303)
Net cash used in financing activities	(10,985)	(19,119)
Net decrease in cash and cash equivalents	(8,134)	(14,595)
Cash and cash equivalents at beginning of year	26,575	41,170
Cash and cash equivalents at end of year	$18,441	$26,575

Note 22. Pending Merger With and Into Brookline Bancorp, Inc.

On May 23, 2022, the Company and Brookline Bancorp, Inc. (“Brookline”), the holding company of Brookline Bank and Bank Rhode Island, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company will merge with and into Brookline, with Brookline as the surviving corporation (the “Merger”). Following the Merger, PCSB Bank will operate as a separate bank subsidiary of Brookline. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each stockholder of PCSB will receive, at the holder’s election, either $22.00 in cash consideration or 1.3284 shares of Brookline common stock for each share of PCSB common stock, subject to allocation procedures to ensure that 60% of the outstanding shares of PCSB common stock will be converted to Brookline common stock. The consummation of the Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the Company’s stockholders. The Merger is currently expected to be completed in the fourth quarter of 2022.

For the year ended June 30, 2022, the Company recognized $1.3 million of merger-related expenses. No merger-related expenses were recognized in the year ended June 30, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022 utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2022 is effective.

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

c)
Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Because the Company is a non-accelerated filer,, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

d)
Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors currently consists of 11 members. The Board is divided into three classes, each with three-year staggered terms, with approximately one-third of the directors elected each year. All nominees for director and all directors continuing in office currently serve as directors of the Company and PCSB Bank. The ages presented are as of June 30, 2022.

Directors with Terms Expiring in 2022

Joseph D. Roberto, age 69 and a director since 2012, has served as President and Chief Executive Officer of PCSB Bank since January 2012 and as its Chairman of the Board since January 2012 and has served as President, Chief Executive Officer and Chairman of the Board of the Company since its inception in 2017. He served as Chief Financial Officer of PCSB Bank from October 2005 to December 2011. His banking career spans more than 45 years serving in various financial management and executive positions for other financial institutions. Before joining PCSB Bank, he began his career at Yonkers Savings and Loan Association and served as Chief Financial Officer for both Yonkers Financial Corporation and Yonkers Savings and Loan Association, a public community bank, from 1996 to 2002. In 2004 and 2005 he served as Executive Vice President and Chief Financial Officer of Empire State Bank, a public commercial bank.

Mr. Roberto is actively involved in various organizations in both Putnam and Westchester Counties, currently serving on the boards of the Putnam Economic Development Corporation, the Putnam Hospital Center Foundation, the Westchester County Association and the Boys and Girls Club of Mt. Vernon, NY. He is also actively involved with the American Heart Association and its Putnam Heart Walk, leading PCSB Bank’s efforts in fund raising and heart healthy awareness. Mr. Roberto has been recognized for his leadership and community involvement by many organizations including the NAACP Mount Vernon, NY Branch, the Boys and Girls Club of Mt. Vernon, NY, St. Christopher’s Inn, Garrison NY, Sunrise Association, Pearl River, NY, Northeast STEM Starter Academy at Mt. Vernon, the Chabad of Bedford, the Youth Community Outreach Program (Y-COP), Mt. Vernon, NY, and Cove Care Center, Carmel, NY.

Mr. Roberto’s extensive knowledge of the banking industry and strong leadership skills provide the Board of Directors with invaluable insight and guidance into the business and regulatory requirements of today’s banking environment.

William V. Cuddy, Jr., age 63 and a director since 2015, serves as Executive Vice President of CBRE, Inc. providing commercial real estate consulting and brokerage services to corporations and other institutions for over 39 years. He leads a team of professionals in providing corporate real estate services including tenant representation as well as agency sales and leasing. CBRE, Inc. has recognized him as a top producing broker numerous times and he was awarded the NAIOP Deal of the Year seven times for various sales and lease transactions.

Mr. Cuddy’s present and past leadership positions have included serving as a director of The Burke Hospital Foundation (2009-2018), a director of the Burke Research Institute (2006-2018), and a past director (2001-2009) and Chairman of The Burke Rehabilitation Hospital Board (2007-2009). He is a past President (2007) with the Friendly Sons of St. Patrick in Westchester County, a past Board member at Mercy College (1996-2005), and has been a director of the Westchester County Association since 2010. Mr. Cuddy is also a former director of CMS Bank which was acquired by PCSB Bank in 2015.

The Board of Directors values the depth of Mr. Cuddy’s background and expertise in real estate matters. In particular, he provides the Board of Directors with an extensive knowledge of the regional commercial real estate market, and provides valuable assistance in fostering relationships with owners, investors, developers and the corporate community. He is also valued for his marketing and transaction skills.

Kevin B. Dwyer, age 60 and a director since 2013, is the owner, manager of Dwyer Agency, LLC an insurance company and of Dwyer Agency of Mahopac, LLC, a real estate agency which have been providing Putnam County, New York and surrounding communities with residential and commercial real estate and insurance opportunities since 1927. He is also the owner of Renewable Energy of New York, LLC (battery storage and solar energy).

Mr. Dwyer is actively involved in many community organizations, serving on the Boards of Putnam Hospital Center Foundation (as Chairman), St. John’s Parish Mahopac Finance Committee, Friendly Sons of St. Patrick, Lake Mahopac Rotary, and Mahopac Chamber of Commerce. His professional organizations include New York State Commercial Association of Realtors, Hudson Valley Commercial Association of Realtors, New York State and National Association of Realtors, International Council of Shopping Centers and Independent Insurance Agents of New York State.

Mr. Dwyer’s real estate and insurance expertise provides the Board of Directors with valuable insight into the local real estate market and into the insurance needs of the Company and PCSB Bank.

Willard I. Hill, Jr., age 67 and a director since 2017, now retired, is an attorney who served as Managing Director, Chief Marketing and Communications Officer and Head of Government Relations for MBIA Inc., a major financial guaranty insurance company. He previously served on MBIA’s executive management team as global Chief Compliance Officer, and separately as Head of Investor Relations. He retired from MBIA in 2013. Earlier in his career, he was president of the government deferred compensation business at ING US Financial Services (now Voya Financial) and he held senior executive positions in the legal and business divisions at Aetna, Inc.

Mr. Hill earned his MBA from the University of Connecticut School of Business in 1991. He earned a Juris Doctor from Howard University School of Law in 1979 and a B.A. from Fisk University in 1976. He is a member of the bar in several states, including New York. He serves as Board Secretary and Chairman of the Government Affairs Committee on the Board of Directors of the Council for Economic Education and previously served as Vice Chairman of Feeding Westchester.

Mr. Hill’s expertise in insurance and financial services, corporate law, government relations and strategic communications and his leadership experience as a senior executive with public companies is a significant strategic resource for the Board of Directors.

Directors with Terms Expiring in 2023

Richard F. Weiss, age 77 and a director since 2004, has been in the financial services industry for over 40 years. He is a Certified Public Accountant and a Certified Financial Planner with an emphasis on Estate and Trust planning. He works as a consultant to Weiss Financial Group and Weiss Advisory Group LLC, firms specializing in tax compliance and personal financial, estate and trust planning and compliance.

Mr. Weiss began his career working for several leading CPA firms in New York City, including S.D. Leidesdorf & Co., which subsequently merged with the current firm of Ernst & Young LLP. Before establishing his private practice, he was partner at Kamerman, Shapiro, Jacobs & Weiss, a boutique New York City-based firm specializing in international and domestic corporate taxation, estate, trust and individual planning and taxation.

Mr. Weiss serves as a board member and Treasurer of the Putnam County Housing Corp. and board member and Treasurer of the Putnam Economic Development Corporation.

Mr. Weiss’s extensive tax and financial expertise is an invaluable resource to PCSB Bank and he is an “audit committee financial expert” as that term is defined by Securities and Exchange Commission regulations. He serves as the Vice Chairman of the Board and as the lead independent director.

Karl A. Thimm, age 75 and a director since 2008, is the President, owner and founder of Karlen Inc. D/B/A Appliance Sales Plus, a leading Westchester-based retail and commercial appliance provider located in Somers, New York. He also sits on the Executive Board of Intercounty Appliance Corporation, a retail appliance co-op in Medford, New York. Before starting Karlen Incorporated, he served in the appliance sales division of General Electric Company where he maintained relationships with many retail companies. He sits on the board of the Putnam Hospital Center and the Make-A-Wish Foundation of the Hudson Valley and is a veteran of the United States Air Force.

Mr. Thimm’s entrepreneurship and over 45 years of business experience provides the Board of Directors with insight and guidance with its small business lending and account relationships.

Michael T. Weber, age 67 and a director since 2005, now retired, was the Chief Executive Officer of Health Quest, a multi-hospital healthcare system located in the lower Hudson Valley until his retirement in 2013. Before retirement, he grew the system to a $700 million operation with multiple healthcare-related entities, including home care agencies, urgent care centers, a nursing home and physician practices, which helped in making Health Quest an industry leader it is today.

Before the start of his affiliation with Health Quest in 2007, Mr. Weber began his career in Buffalo, New York and from 1979 to 1986 he was Director of Fiscal Services at a local hospital. In 1986 he accepted the position of Chief Financial Officer at Putnam Hospital Center, Carmel, New York. During that time period he earned a Master’s Degree in Healthcare Administration from Western Connecticut State University and was promoted to the hospital’s Chief Executive Officer. Over the next seven years he successfully improved the hospital’s financial position, completed several major building projects, enlarged the medical staff and enhanced the reputation of the hospital.

During his years in healthcare administration, Mr. Weber was involved in many community activities, including Chairman of the American Heart Association, committee membership with both the American Hospital Association and the NYS Healthcare Association and Chairman of the Northern Metropolitan Hospital Association. His administration and financial background provide the Board of Directors with valuable insight into our strategic planning goals.

Dr. Marsha Gordon, age 67 and a director since 2018, has served as President and Chief Executive Officer of the Business Council of Westchester (“BCW”), a leading business organization in Westchester County, New York, since 2001. As leader of the county’s largest and most influential business organization, Dr. Gordon brings more than 25 years of community, commerce and leadership to the BCW. A sought-after speaker, panelist and media expert, Dr. Gordon is widely considered to be an authority on the business climate in Westchester and is regularly the “go-to” person on legislative and regulatory issues throughout the Hudson Valley.

Dr. Gordon serves on several Boards including the Business Council of New York State (Vice Chair, Membership), the Westchester-Putnam Workforce Investment Board (Executive Committee) and the Mid-Hudson Regional Economic Development Council (appointed Co-Chair by New York State Governor Hochul in 2022). She has been recognized for her leadership by many organizations including the New York Association for Reliable Energy, the YWCA Salute to Women and Racial Justice, and the Food Bank of Westchester. She was also named Most Influential Businessperson by Westchester Magazine.

Before her position with the BCW, Dr. Gordon served as President and Chief Executive Officer of MetroPool, a not-for-profit organization that promotes alternative transportation options in Fairfield County and the Hudson Valley. From 1991 to 1999 she led the 1000-member Greater Southern Dutchess Chamber of Commerce, where she attracted a minor league baseball team to the region.

Dr. Gordon has a BA from Brooklyn College, an MBA from Marist College and a Doctorate in Business Administration from Pace University.

Dr. Gordon’s strong leadership skills and extensive community involvement provide the Board of Directors with valuable insight into the needs of PCSB Bank’s local communities, particularly in Westchester County.

Directors with Terms Expiring in 2024

Jeffrey D. Kellogg, age 73 and a director since 2011, now retired, served as the Senior Vice President of Development and Community affairs at Putnam Hospital Center and as Executive Director of the Putnam Hospital Center Foundation. In this capacity, for 21 years, he was responsible for all fund-raising initiatives as well as the hospital’s marketing and communications, public relations, volunteer/auxiliary program, community outreach and guest services department. Professionally, in 2005 he was recognized as a Fellow of the Association for Philanthropy, which is the highest level of achievement in the field of health care philanthropy.

Before his positions with Putnam Hospital Center, Mr. Kellogg began his business career building and managing a chain of a dozen area sporting goods stores throughout Westchester, Dutchess and Putnam Counties in New York, and Fairfield County in Connecticut. Throughout his career he has been active in the community and has served on many boards and held numerous leadership positions. These include positions and membership with the Putnam County Economic Development Corporation, the American Heart Association, Cornell Cooperative Extension, Grace Lutheran Church of Yorktown, the Putnam Alliance, Boy Scouts of America and Mahopac Rotary Club. Most recently, he has joined the board of Cove Care Center which services clients throughout the Hudson Valley. Mr. Kellogg holds a bachelor’s degree in Economics from St. Lawrence University and a master’s degree in Health Care Administration from Western Connecticut State University.

Mr. Kellogg’s strong leadership skills and extensive community involvement provide the Board of Directors with valuable insight into the needs of PCSB Bank’s local communities.

Robert C. Lusardi, Esq., age 68 and a director since 2012, is a partner in the law firm of Daniels, Porco and Lusardi LLP located in Carmel, New York. He practices primarily in the areas of Real Estate and Zoning Litigation, Civil Litigation, Mortgage Foreclosure and Commercial Litigation. Mr. Lusardi is admitted to practice in New York, Connecticut and the U.S. District Courts for the Southern and Eastern Districts of New York. He has served as Assistant District Attorney, Putnam

County, NY, Planning Counsel and Town Attorney to the Town of Putnam Valley, Village Attorney, Village of Nelsonville, Assistant Town Attorney, Town of Philipstown, and as a member of the Town of Putnam Valley Zoning Board of Appeals. He is a member of the Carmel-Mahopac Chamber of Commerce, and the Putnam County and New York State Bar Associations. Mr. Lusardi attended The College of the Holy Cross where he received his B.A. and Syracuse University College of Law where he received his J.D.

Mr. Lusardi’s more than 43 years of experience in commercial and real estate litigation provides the Board of Directors with valuable experience in real estate litigation matters as well as other legal matters.

Matthew G. McCrosson, age 72 and a director since 2015, is a partner with MGM Advisory Services, LLC. Prior to this he was a partner with the accounting and advisory firm of PKF O’Connor Davies, LLP where he was employed since 2000. He provides performance improvement based advisory services in addition to organizational and operational reviews. He has assisted many clients in reviewing their technology platforms in terms of alternative systems and system selection and implementation coordination.

Before joining PKF O’Connor Davies, LLP in 2000, Mr. McCrosson was with KPMG Consulting, in the firm’s Public Services line of business. Earlier in his career, he served as chief financial officer and chief operation officer of several national and regional not-for-profit organizations. Mr. McCrosson began his career at Deloitte. He serves on the Boards of the Business Council of Westchester, where he Chairs the Audit Committee, and is a past President of the Westchester Community College Foundation, where he continues to serve on the Board and is the Chair of the Audit Committee. He is a past Chairman of the Westchester Community Foundation. Mr. McCrosson is a former Director of CMS Bank, which was acquired by PCSB Bank in 2015.

Mr. McCrosson has an MBA and BS from Manhattan College.

The Board of Directors values Mr. McCrosson’s unique combination of financial and accounting expertise and knowledge of technology matters along with his designation as an “audit committee financial expert,” as that term is defined by Securities and Exchange Commission regulations.

Named Executive Officers Who Do Not Serve as Directors

The following individuals have held their current positions for at least the last five years, unless otherwise stated. The ages presented are as of June 30, 2022.

Michael P. Goldrick, age 57, has served as PCSB Bank’s Executive Vice President and Chief Lending Officer since October 2012. Before joining PCSB Bank, he held various management and executive positions in the banking industry since 1987 where he began his career at North Fork Bank & Trust Company as a loan officer. From 2001 to 2005, he was Vice President, Commercial Loans, M&T Bank, specializing in middle market loans. From 2005 to 2008, he was Executive Vice President for Business and Professional Banking at Hudson Valley Bank, an executive position accountable for direct and indirect management of a $1.5 billion loan and $1.7 billion deposit portfolio. From 2008 to 2012, he was a Senior Vice President, Team Leader Commercial Banking for Provident Bank responsible for loan expansion into Westchester, Putnam, Bronx and Fairfield, CT. He holds an MBA in Finance from Fordham University.

Scott D. Nogles, age 52, has served as PCSB Bank’s Executive Vice President and Chief Operating Officer since July 2019. He served as Executive Vice President and Chief Financial Officer from October 2011 until July 2019. Before joining PCSB Bank, he held various financial management and executive positions for other financial institutions. He began his career in 1993 at KPMG, a big four accounting firm, and specialized in auditing community and regional banks. From 2004 to 2011, he was Executive Vice President and Chief Financial officer of New England Bank, a $700 million public community bank in Enfield, CT. He holds an MBA from the University of Connecticut and is a former CPA.

Section 16(a) Beneficial Ownership Reporting Compliance

General. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These individuals are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Delinquent Section 16(a) Reports. Based solely on its review of the copies of the reports it has received from and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in the Company’s common stock during the fiscal year ended June 30, 2022, except for the following individuals who inadvertently failed to file timely reports as follows: Dominick Petramale, Retail Banking Officer/Director of Cash Management (one Form 4 to report seven transactions under a broker-sponsored dividend reinvestment plan) and each director of the Company (one Form 4 to report three separate purchase transactions under the Director Fee Deferral Plan).

Code of Ethics and Business Conduct

The Company has adopted codes of ethics and business conduct which apply to all of the Company’s and PCSB Bank’s directors, officers and employees. They are available on the Investor Relations portion of PCSB Bank’s website (www.pcsb.com).

Audit Committee

The Company has a separately-designated standing Audit Committee which is responsible for providing oversight relating to our consolidated financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the Board of Directors. The Audit Committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The members of the Audit Committee are Kevin B. Dwyer, Willard I. Hill, Jr., Jeffrey D. Kellogg, Matthew G. McCrosson, and Richard F. Weiss (Chair). The Board of Directors has designated Messrs. Weiss and McCrosson as an “audit committee financial expert” as that term is defined by the rules and regulations of the Securities and Exchange Commission. All members of the Audit Committee are independent in accordance with the Nasdaq Stock Market listing requirements. The Audit Committee operates under a written charter, which is approved by the Board of Directors and governs its composition, responsibilities and operation. The Audit Committee reviews and reassesses the adequacy of its charter at least annually. The Audit Committee charter is available at the Investor Relations section of PCSB Bank’s website (www.pcsb.com).

Item 11. Executive Compensation

Summary Compensation Table. The following information is furnished for the Company’s principal executive officer and for the two most highly-compensated executive officers (other than the principal executive officer) whose total compensation for the fiscal year ended June 30, 2022, exceeded $100,000. These individuals are referred to in this annual report as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Joseph D. Roberto	2022	635,264	-	-	-	284,279	-	87,828	1,007,371
Chairman, President and Chief Executive Officer	2021	622,944	-	-	-	210,617	-	75,950	909,511

Scott D. Nogles	2022	332,749	-	-	-	119,136	-	55,832	507,717
Executive Vice President and Chief Operating Officer	2021	326,348	-	-	-	88,277	-	45,602	460,227

Michael P. Goldrick	2022	284,594	-	-	-	72,286	-	55,889	412,769
Executive Vice President and Chief Lending Officer	2021	279,119	-	-	-	47,534	-	45,656	372,309

(1) For 2022, the details of the amounts reported in the “All Other Compensation” column are as follows:

Name	Automobile Allowance ($)	Personal Benefit Allotment ($)	Split Dollar ($)	ESOP ($)	Total ($)
Joseph D. Roberto	-	30,000	10,791	47,037	87,828
Scott D. Nogles	8,400	-	395	47,037	55,832
Michael P. Goldrick	8,400	-	452	47,037	55,889

Employment Agreements. Messrs. Roberto, Nogles and Goldrick (each an “executive” and, collectively, the “executives”) have each entered into employment agreements with the Company and PCSB Bank. The agreements have a term that ends on December 31, 2023, in the case of Mr. Roberto, and December 31, 2022, in the case of Messrs. Nogles and Goldrick. Each agreement will extend automatically for one additional year on January 1 of each year unless either the employers or the applicable executive gives notice no later than 90 days before such anniversary date that an agreement will not be renewed.

Each agreement specifies the executive’s base salary, which currently is $648,111 for Mr. Roberto, $339,533 for Mr. Nogles and $290,395 for Mr. Goldrick. The base salary will be reviewed not less frequently than once every twelve months and may be increased in the board’s discretion. In addition to the base salary, the agreements provide that the executives shall be eligible to participate in short-term and long-term incentive compensation, determined and payable at the discretion of the Compensation Committee. The executives shall also be entitled to continue participation in any fringe benefit arrangements in which they were participating on the effective date of the employment agreement. In addition, the agreements provide for reimbursement of reasonable travel and other business expenses incurred in connection with the performance of the executive’s duties. The agreements for Mr. Roberto provide that he will be entitled to a personal benefits allotment of $30,000 annually which will be used by him, in his sole discretion, towards a car allowance, country club membership, tax or financial advice or such other perquisites as he deems appropriate.

If the executive’s employment is terminated by PCSB Bank or the Company without cause, including a resignation for good reason (as defined in the agreement) during the term of the agreement, but excluding termination for cause or due to death, disability, retirement or following a change in control, the executive would be entitled to a payment equal to a multiple (i.e., three times for Mr. Roberto, two times for Mr. Nogles and one times for Mr. Goldrick) of the sum of: (i) his average base salary (or, in the case of Mr. Goldrick, his current base salary) plus (ii) his average annual incentive cash compensation awarded during the three (in the case of Mr. Roberto) and two (in the case of Messrs. Nogles and Goldrick) most recent fiscal years ending before the executive’s termination. The severance payment shall be paid to the executive within 30 days (or 60 days in certain circumstances) of the termination date, subject to the receipt of a signed release of claims from the executive within the time frame set forth in the agreement. In the case of Mr. Roberto, the payment shall also include a sum equal to three times his annual personal benefits allotment and a cash lump sum payment equal to the applicable co-payment percentage that PCSB Bank pays for his continuing life, medical and dental coverage, based on the costs of such coverage on the effective date of Mr. Roberto’s termination. Assuming Messrs. Nogles and Goldrick elect continued medical and dental coverage under COBRA, PCSB Bank and/or PCSB Financial will pay the applicable employer co-pay percentage for a period of 18 months, in the case of Mr. Nogles, and 12 months, in the case of Mr. Goldrick. Such coverage will be paid on a pre-tax basis, if providing such coverage did not result in excise taxes or penalties to PCSB Bank or PCSB Financial, otherwise such coverage would be provided on an after-tax basis. In addition, if Mr. Nogles elected continued COBRA coverage, PCSB Bank would also provide Mr. Nogles with a cash lump sum payment equal to the applicable employer co-pay percentage of such coverage for a period of an additional six months (based on the cost of such coverage at his termination date). PCSB Bank will also provide each executive with a cash lump sum payment equal to the cost of 24 months of life insurance premiums under the PCSB Bank-sponsored life insurance arrangements, in the case of Mr. Nogles, and 12 months, in the case of Mr. Goldrick (based on the cost of such coverage at the executive’s termination date). In addition, each executive would fully vest in any benefits under any nonqualified deferred compensation plans in which such executive is participating.

If the executive’s employment is terminated during the term of the agreement by PCSB Bank without cause, including a resignation for good reason (as defined in the agreements) within 24 months after a change in control (as also defined in the agreements), the executive would be entitled to a payment equal to a multiple (i.e., three times for Messrs. Roberto and Nogles and two times for Mr. Goldrick) of the sum of: (i) his current base salary (or his base salary in effect immediately before the change in control, if higher) plus (ii) his highest annual incentive cash compensation awarded during the three (in the case of Messrs. Roberto and Nogles) and two (in the case of Mr. Goldrick) most recent fiscal years ending before the executive’s termination. The severance payment shall be paid to the executive within five business days of the termination date. In the case of Mr. Roberto, the payment shall also include a sum equal to three times his annual personal benefits allotment and a cash lump sum payment equal to the cost of providing continued life, medical and dental coverage for 36 months following termination, at no cost to the executive, based on the costs of such coverage on the effective date of Mr. Roberto’s date of termination. Assuming Messrs. Nogles and Goldrick elect continued medical and dental coverage under COBRA, the employers will pay the entire cost of such coverage for a period of 18 months. Such coverage will be paid on a pre-tax basis, if possible or if providing such pre-tax coverage does not result in excise taxes or penalties to PCSB Bank or PCSB Financial. Otherwise such coverage would be provided on an after-tax basis. In addition, if Messrs. Nogles and Goldrick elect continued COBRA coverage, the employers will also provide the executive with a cash lump sum payment equal to the cost of such coverage for a period of an additional 18 months, in the case of Mr. Nogles, and six months, in the case of Mr. Goldrick (based on the cost of such coverage at his termination date). The employers will also provide each executive with a cash lump sum payment equal to the premium cost for 36 months of life insurance coverage, in the case of Mr. Nogles, and 24 months, in the case of Mr. Goldrick (based on the cost of such coverage at the executive’s termination date). In addition, Messrs. Roberto and Nogles would fully vest in any benefits under any nonqualified deferred compensation plans in which such executive is participating.

For purposes of the executive’s ability to resign and receive a payment under the agreement, “good reason” would include the occurrence of any of the following events: (i) a failure of the employers to continue the executive in the executive’s position or, in the case of Messrs. Roberto and Nogles, the issuance by the employers of a notice to the executive that the term of the employment agreement will not be extended; (ii) a material adverse change in the nature or scope of executive’s responsibilities, title, authorities, powers, functions or duties or the duties normally exercised by someone in his executive position, without his consent, (iii) an involuntary reduction in his base salary, except in connection with an across-the-board salary reduction affecting substantially all management employees and based on the employer’s financial performance, (iv) an involuntary relocation of executive’s principal place of employment by more than 35 miles driving distance from such office as determined at the date of the agreement, or (v) a material breach by the employers of the compensation provisions or any other provision of the agreement which continues for more than 10 days following notice given by the executive. If an event constituting “good reason” occurs, the executive is required to give the employers notice within 60 days and the employers will have 30 days to correct the good reason, however, the 30-day period may be waived by the employers.

If the payments to the executives under their employment agreements with the employers made in connection with a change in control would result in an excise tax under Sections 280G and 4999 of the Code, the severance amounts payable to Messrs. Nogles and Goldrick would be reduced to avoid an excess parachute payment. The employment agreements with Mr. Roberto are silent with respect to any reduction.

If the executive is terminated due to disability, the employment agreement terminates. For these purposes, disability is defined as any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months and that renders the executive unable to engage in any substantial gainful activity. If the executive dies while employed, the employers will continue to provide his base salary to his designated beneficiary for three months following his death.

Upon retirement of an executive according to any retirement policy established by the employers’ boards and consented to by the executive, the executive will be entitled to benefits under any retirement plans to which he is a party but shall not be entitled to any amount or benefits under the employment agreement.

The employment agreements require the executives not to compete with PCSB Bank for a period of one year following a termination of employment for which the executive receives severance payments as the result of an involuntary termination or resignation for good reason (other than a termination of employment following a change in control). The employment agreements further require that the executives not solicit business, customers or employees of PCSB Bank or PCSB Financial for a 12-month period following termination (other than a termination of employment following a change in control) and require the executives to maintain confidential information.

The employment agreements with PCSB Financial specify that there will be no obligation of payment or benefits paid under both the PCSB Bank and PCSB Financial employment agreements. To the extent that a payment is made by or a benefit is received from PCSB Bank, the same payment or benefit will not be paid by or received from PCSB Financial.

Supplemental Executive Retirement Plan for Joseph D. Roberto. PCSB Bank has adopted a Supplemental Executive Retirement Plan for Mr. Roberto. Under the Supplemental Executive Retirement Plan, which is a nonqualified deferred compensation plan subject to Section 409A of the Code, Mr. Roberto will be entitled to a normal retirement benefit if he separates from service after his normal retirement age of 68. The normal retirement benefit payable at age 68 is calculated as an annuity of $223,642 per year, payable in monthly installments for his lifetime with 15 years certain. If he separates from service before his normal retirement age (other than for cause or due to his death), his benefit will be reduced by 12.5% per year, for each year before his normal retirement age in which his separation occurs. If he works beyond his normal retirement age, his normal retirement benefit will be increased by multiplying the number of years beyond his normal retirement age that he works by 3% (i.e., retirement occurring five years beyond normal retirement age would result in a benefit equal to 115% of the normal retirement benefit). If PCSB Bank undergoes a change in control (as defined in the Supplemental Executive Retirement Plan), his benefit becomes fully vested. Upon Mr. Roberto’s separation from service, he will be entitled to a benefit equal to the normal retirement benefit. If he becomes disabled before attainment of his normal retirement age, his disability benefit would be equal to the benefit payable at his normal retirement age, payable in the form of a life annuity. If he is terminated for cause (as defined in the plan), he forfeits his right to any benefit under the Supplemental Executive Retirement Plan. Mr. Roberto’s right to a benefit under the Supplemental Executive Retirement Plan is conditioned on his agreement that for a period of one year following his termination of employment, he agrees not to solicit employees or customers of PCSB Bank to terminate their relationship with PCSB Bank, and further agrees not to otherwise compete with

PCSB Bank within a 15 mile radius of the location in which PCSB Bank or its affiliates has business operations or has filed an application for regulatory approval to establish an office as of the date of his termination, provided that the requirement not to compete will not apply if his termination occurs following a change in control.

Contemporaneously with the adoption of the Supplemental Executive Retirement Plan, PCSB Bank purchased bank-owned life insurance and entered into a Supplemental Life Insurance Agreement (described below) with Mr. Roberto which would pay a death benefit to his beneficiary if Mr. Roberto would die while employed at PCSB Bank. If he dies before retirement, his beneficiaries will receive a benefit under the life insurance agreement in lieu of any benefit under the Supplemental Executive Retirement Plan.

In connection with the adoption of the Supplemental Executive Retirement Plan, Mr. Roberto entered into a participation agreement with PCSB Bank confirming his participation in the plan. The participation agreement permitted him to elect to receive his benefits under the plan in a lump sum payment rather than in a life annuity with 15 years certain. He has elected to receive a lump sum payment under each payment alternative set forth above.

Supplemental Life Insurance Agreement for Joseph D. Roberto. In conjunction with the adoption of the Supplemental Executive Retirement Plan for Mr. Roberto, PCSB Bank also entered into a Supplemental Life Insurance Agreement with Mr. Roberto. In connection with the adoption of the Supplemental Life Insurance Agreement, PCSB Bank acquired one or more life insurance policies on Mr. Roberto’s life. PCSB Bank is the owner of the policy or policies and has entered into an endorsement form with Mr. Roberto to endorse a portion of the death benefits to Mr. Roberto or his beneficiary (such arrangements are referred to as “split dollar agreements”). If Mr. Roberto dies before the payment of his retirement benefit commences under the Supplemental Executive Retirement Plan, his beneficiary would be entitled to a cash lump sum payment from the Supplemental Life Insurance Agreement, in lieu of any benefit under the Supplemental Executive Retirement Plan, equal to the lesser of (i) $2,517,841 or (ii) the net death proceeds available under the Supplemental Life Insurance Agreement. For these purposes, the “net death proceeds” are defined as the total death proceeds in the policy or policies on Mr. Roberto’s life, minus the greater of (i) the cash surrender value of the policy or (ii) the aggregate premiums paid by PCSB Bank on the policy or policies. If Mr. Roberto dies after his retirement benefits have commenced under the Supplemental Executive Retirement Plan, his beneficiary will be entitled to receive a benefit under the Supplemental Life Insurance Agreement equal to the lesser of (i) the present value of the remaining retirement benefits that would have been paid to him under the Supplemental Executive Retirement Plan had he lived for 15 years after retirement, using a 5% discount rate (or such other reasonable rate as the board determines) and (ii) the net death proceeds. Since Mr. Roberto has elected to receive his retirement benefit under the Supplemental Executive Retirement Plan in a lump sum payment following his separation from service, it is expected that no further benefit would be payable to him under this plan following his retirement.

Supplemental Retirement Plan for Senior Executives. PCSB Bank has adopted a Supplemental Retirement Plan for Senior Executives, effective January 1, 2017. Messrs. Nogles and Goldrick are the only participants in the Supplemental Retirement Plan for Senior Executives.

Under the Supplemental Retirement Plan for Senior Executives, which is a nonqualified deferred compensation plan subject to Section 409A of the Code, the participating executive will be entitled to a supplemental benefit, calculated as a fixed annual payment for 15 years, if he separates from service after reaching his benefit age (which is age 65 in the case of both Messrs. Nogles and Goldrick). The “supplemental benefit” for Messrs. Nogles and Goldrick is equal to an annual payment of $75,000 and $50,000, respectively. The normal form of benefit will be a single lump sum payment equal of the present value of the supplemental benefit unless the executive makes a timely election to be paid in 15 annual installments. If the executive has a separation from service before reaching his benefit age (other than due to death, disability, the occurrence of a change in control or for cause), the executive will be entitled to the supplemental benefit multiplied by his applicable vested percentage. The supplemental benefit will vest in each executive in equal percentages over a seven-year period.

If the executive dies before attaining his benefit age while employed at PCSB Bank, the executive’s beneficiary will be in entitled to the supplemental benefit and payment will commence on the first day of the second month following the executive’s death. If the executive dies following his separation from service and after becoming vested in any portion of the supplemental benefit but before commencement of benefit payments, the executive’s beneficiary will be entitled to the amount otherwise payable to the executive and payment will commence on the first day of the second month following the executive’s death.

If the executive becomes disabled before separation from service and before reaching the benefit age, the executive will receive the supplemental benefit as if the executive had reached his benefit age before disability. The payment will be made in a lump sum either within 30 days of the disability determination or at age 65, in accordance with the executive’s election set forth in his participation agreement.

If PCSB Bank has a change in control (as defined in the Supplemental Retirement Plan for Senior Executives) and the executive’s employment is involuntary terminated (including a good reason termination by the executive) following the change in control, the executive will be entitled to the supplemental benefit, calculated as if executive had attained his benefit age at the time of separation from service. If the executive’s employment is terminated within two years following the change in control, the executive’s benefit will be the present value of the supplemental benefit paid in a lump sum within 30 days following separation from service. If the executive’s employment terminates more than two years following the change in control (other than due to death or disability), the executive will be entitled to the supplemental benefit, payable in the manner set forth in the executive’s participation agreement for benefits payable on a “separation from service prior to benefit age” or “separation from service on or after benefit age”, as applicable. If a change in control occurs after the executive commences receiving the supplemental benefit paid in the form of installment payments and the executive has made an election in the participation agreement to receive a lump sum payment of the remaining amounts due following a change in control, the present value of the remaining payments will be determined and made payable no later than 30 days after the occurrence of the change in control.

If the executive is terminated for cause, he forfeits his rights to any benefit under the Supplemental Retirement Plan for Senior Executives. The benefits provided under the Supplemental Retirement Plan for Senior Executives are conditioned on the executive’s covenant that for a period of one year following the executive’s termination of employment (other than following a change in control), the executive will not compete with PCSB Bank in any city, town, or county in which the executive’s normal business office is located and PCSB Bank or the Company has an office or has filed an application for a regulatory approval to establish an office. In addition, the executive shall not hire or attempt to hire any employee of PCSB Bank or solicit any business from any customer of PCSB Bank or their subsidiaries.

Supplemental Life Insurance Plan. PCSB Bank maintains a Supplemental Life Insurance Plan for the benefit of certain executives, other than Mr. Roberto, who have been selected to participate in the plan. Messrs. Nogles and Goldrick are participants in the Supplemental Life Insurance Plan, which provides for a death benefit payment equal to the lesser of: (i) one and one-half times a participant’s highest rate of base salary, as in existence in the 2015 calendar year, or (ii) the executive’s net death proceeds if he dies while employed with PCSB Bank. For these purposes, the “net death proceeds” are defined as the total death proceeds in the officer’s policy minus the greater of the cash surrender value of the policy or the aggregate policy premiums paid by PCSB Bank. An officer’s participation in the Supplemental Life Insurance Plan will terminate: (i) if any regulatory agency requires PCSB Bank to sever its relationship with the executive; (ii) if PCSB Bank is subjected to regulatory restrictions limiting its ability to pay the compensation under the plan; (iii) in the event of bankruptcy, insolvency, receivership or dissolution of PCSB Bank, (iv) upon termination of the executive’s employment, or (v) as otherwise may be determined by PCSB Bank’s Board of Directors in good faith.

Pension Plan. PCSB Bank maintains a Retirement Plan in RSI Retirement Trust, a qualified non-contributory defined benefit plan (the “pension plan”) for employees. PCSB Bank froze participation in the pension plan with respect to individuals hired after October 1, 2012 (i.e., a “soft freeze”). In connection with the soft freeze, employees of PCSB Bank before October 1, 2012, who completed one year of service, attained age 21, and were not in one of the excluded classifications were (and remain) eligible to accrue benefits under the pension plan. On February 15, 2017, PCSB Bank froze participation in the pension plan to all employees on May 1, 2017 (i.e., a “hard freeze”). After the hard freeze, no further benefits will accrue to the benefit of participants. Contributions to the Plan will continue to be made, if necessary, to satisfy the actuarially determined minimum funding requirements according to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). A participant will become 100% vested in his or her accrued benefit under the plan after five years of service with PCSB Bank.

Under the terms of the frozen plan, upon attainment of normal retirement age (age 65) or upon termination after early retirement age (age 60), a participant who is not married and has accrued benefits of more than $1,000 will receive a life annuity for the participant’s life, unless the participant elects another form of payment. If the participant is married and the present lump sum value of his accrued benefit exceeds $1,000, the normal form of payment will be a joint and survivor annuity, with a percentage of the participant’s benefit continuing to the participant’s spouse upon the participant’s death. If the participant’s vested account balance is $1,000 or less, the participant will receive a cash distribution as soon as practicable. A participant’s accrued benefit will become fully vested upon the participant’s death. If a participant dies while the participant is still employed by PCSB Bank or if the participant dies after he or she retires or terminates employment but before benefit payments start, the surviving spouse will be entitled to a life annuity based on the value of the participant’s vested accrued benefit.

The basic normal retirement benefit is calculated by multiplying the participant’s average of his highest three consecutive years of service by 2% for each year of credited service, up to a maximum of 30 years. A reduced benefit is payable upon early retirement at or after age 60. In the event of late retirement, the late retirement benefit will be the actuarial equivalent of the basic normal retirement benefit plus credit for accruals after attainment of normal retirement age.

401(k) Plan. PCSB Bank maintains a 401(k) Plan, which is a qualified, tax-exempt profit sharing plan with a salary deferral feature under Section 401(k) of the Code (the “401(k) Plan”). All employees who have attained age 21 and completed one year of eligibility service except for union employees, leased employees, and employees compensated on an hourly or commission basis are eligible to participate in the plan. Employees may make elective salary deferrals in an amount no less than 1% of compensation and up to the lesser of 25% of compensation (as defined by the 401(k) Plan) or $18,000 (as indexed). Employees who have attained age 50 before the end of a plan year are also eligible to make catch-up contributions during the year in an amount not to exceed $6,000 (as indexed). All employee elective salary deferrals and catch-up contributions are fully and immediately vested.

In addition, until July 1, 2018, PCSB Bank made an employer matching contribution equal to 75% of up to 6% of a participant’s compensation that the participant defers to the plan. The employer matching contribution was discontinued effective July 1, 2018. In addition, employees who were hired on or after October 1, 2012, who were not eligible to participate in the pension plan due to its “soft freeze,” received an additional profit sharing contribution equal to 5% of their compensation. However, this additional profit sharing contribution was discontinued in 2017. Profit sharing contributions and employer matching contributions are subject to a six-year vesting schedule. Participants are entitled to benefit payments upon termination of employment due to normal retirement at or after age 65, early retirement at or after age 60, disability or death. Benefits will be distributed in the form of lump sum, which is the normal form of distribution, or installment payments at the election of the participant.

Employee Stock Ownership Plan. PCSB Bank adopted an employee stock ownership plan for eligible employees, effective as of January 1, 2017, in connection with the Company’s initial public offering. Eligible employees who had attained age 21 and had completed one year of eligibility service on or before April 20, 2017, the closing date of the initial public offering, began to participate in the employee stock ownership plan, retroactively, as of January 1, 2017, the plan’s effective date. All employees, except for union employees, leased employees and employees compensated on an hourly basis or commission basis, are eligible to participate. Employees who did not satisfy the eligibility requirements on April 20, 2017 will become eligible to enter the plan on the first entry date commencing on or after both attainment of age 21 and completion of one year of service.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 1,453,209 shares of the Company’s common stock issued in the initial offering with the proceeds of a loan from the Company equal to the aggregate purchase price of the common stock. The loan will be repaid principally through PCSB Bank’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 15-year term of the loan. Currently, the interest rate for the employee stock ownership plan loan is an adjustable-rate equal to the prime rate, as published in The Wall Street Journal, on April 20, 2017. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year. The trustee will hold the shares purchased by the employee stock ownership plan in an unallocated suspense account and will release the shares from the suspense account as the employee stock ownership plan repays the loan. The trustee will allocate the shares released among participants based on each participant’s proportional share of compensation relative to all participants. Participants will become 100% vested in their benefit after six years of credited service. Participants also will become fully vested upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan after severance from employment.

Outstanding Equity Awards at June 30, 2022

The following table provides information regarding equity awards outstanding as of June 30, 2022 to each named executive officer.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested (1)	Market Value of Shares of Restricted Stock That Have Not Vested (2)
Joseph D. Roberto	185,285	123,522	$19.40	11/14/28	49,408	$943,199
Scott D. Nogles	108,991	72,660	19.40	11/14/28	29,064	554,832
Michael P. Goldrick	54,496	36,330	19.40	11/14/28	14,632	277,416

(1)
Restricted stock awards vest in five approximately equal installments, with the first vesting having occurred on November 14, 2019.
(2)
Based upon the Company’s closing stock price of $19.09 per share on June 30, 2022.

Director Compensation

The following table sets forth for the fiscal year ended June 30, 2022, certain information as to the total remuneration we paid our directors, other than Mr. Roberto who, as Chairman, President and Chief Executive Officer, receives no additional compensation for service as a director.

Name	Fees Earned or Paid in Cash ($)	Non-qualified Deferred Compensation Earnings ($) (1)	Total ($)
William V. Cuddy, Jr	$74,000	$-	$74,000
Kevin B. Dwyer	74,000	-	74,000
Marsha Gordon	74,000	-	74,000
Willard I. Hill, Jr	74,000	-	74,000
Jeffrey D. Kellogg	74,000	-	74,000
Robert C. Lusardi	74,000	656	74,656
Matthew G. McCrosson	74,000	-	74,000
Karl A. Thimm	74,000	-	74,000
Michael T. Weber	74,000	-	74,000
Richard F. Weiss	74,000	-	74,000

(1)
Reflects the above market interest earned under the Director Fee Deferral Plan for the fiscal year ended June 30, 2022.

Director Fee Deferral Plan. PCSB Bank maintains an Amended and Restated Director Fee Deferral Plan for non-employee directors. It is a non-qualified deferred compensation plan subject to the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). A participant in the plan is eligible to defer a fixed percentage of the annual and periodic fees the participant would be entitled to receive by completing an election form and submitting it to PCSB Bank before initial participation, and thereafter, if desired, before the beginning of each plan year. The plan was amended in fiscal year 2018 to permit directors a one-time opportunity to invest a portion of their account balance as of the amendment date in Company common stock and to elect to defer all or a portion of their future deferrals towards the purchase of Company common stock in the plan. For the most recently completed plan year, each participant used at least 15% of his or her deferrals to purchase Company common stock each month. As of the last day of each plan year, PCSB Bank credits each participant’s account that is not invested in Company common stock with interest equal to the prime rate as reported in The Wall Street Journal on the first business day of the plan year, compounded annually, provided, that the crediting rate will not be less than 3% nor greater than 10%. If a participant fails to make an election, the participant’s account and/or future deferrals will not be invested in Company common stock and will earn interest at the rate specified. A participant’s deferred fees and earnings are held by PCSB Bank until distributed to the participant. At the time of distribution, any portion of a participant’s account that is credited in Company common stock shall be distributed to the director in Company common stock. The participants’ account balances remain subject to the claims of PCSB Bank’s creditors in the event of PCSB Bank’s insolvency until distributed to the participants.

Each participant is entitled to elect, by filing a timely election form, whether to receive payment of the participant’s account balance on either of: (i) separation from service or (ii) a specified date. In addition, the participant may elect to receive payment in installments or in a lump sum distribution. If the participant fails to make an election, the participant’s account will be distributed in a lump sum distribution at the appropriate time. In addition, if a participant dies, becomes disabled or upon the occurrence of a change in control of PCSB Bank, the participant’s benefit will be distributed in a lump sum distribution.

Director Supplemental Life Insurance Plan. PCSB Bank has adopted a Director Supplemental Life Insurance Plan for non-employee directors. Eligible directors participating in the plan are Dr. Gordon and Messrs. Kellogg, McCrosson, Cuddy, Lusardi, Thimm, Dwyer, and Weiss.

The Director Supplemental Insurance Plan provides for a death benefit to the beneficiaries if the director was in service with PCSB Bank at the time of his death. During a director’s period of coverage, the director is entitled to designate the beneficiary of his death benefit under the plan. The death benefit will be the lesser of (i) $100,000 or (ii) the net death benefit. For these purposes, the “net death benefit” is defined as the net amount at risk under the policy or policies, i.e., the difference between the cash surrender value of the policy and the total proceeds payable under the policy at the death of the insured as of a given date. PCSB Bank is the sole owner of the policies covering the directors and has entered into split dollar endorsements with each director endorsing the applicable amount of death benefit to the director’s beneficiaries in the event of the director’s death. Participation in the plan terminates if: (i) the director’s service with PCSB Bank is terminated for reasons other than death or (ii) the plan is terminated.

Death Benefit Only Plan. Messrs. Hill and Weber participate in a separate Death Benefit Only Plan with PCSB Bank and do not participate in the Director Supplemental Life Insurance Plan. Under the Death Benefit Only Plan, if Messrs. Hill or Weber dies pre-retirement, their respective beneficiary is entitled to a death benefit equal to $153,850. The death benefit will be paid to their respective beneficiary in a single lump sum within 90 days following their death. Messrs. Hill’s and Weber’s participation will terminate if they terminate service as a director or if the plan is terminated. During their service, Messrs. Hill and Weber are entitled to designate their respective beneficiary or to substitute another beneficiary upon written notice to PCSB Bank.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Company Common Stock

The following table provides information as of June 30, 2022, about the persons we know to be the beneficial owners of more than 5% of our outstanding common stock. A person may be considered to beneficially own any shares over which the person has, directly or indirectly, sole or shared voting or investment power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding (1)
T. Rowe Price Associates, Inc T. Rowe Price Small-Cap Value Fund, Inc. 100 E. Pratt Street Baltimore, MD 21202	1,578,896 (2)	10.30%
PCSB Bank Employee Stock Ownership Plan Trust 2651 Strang Blvd., Suite 100 Yorktown Heights, NY 10598	1,439,138	9.38%
BlackRock, Inc 55 East 52nd Street New York, NY 10055	939,966 (3)	6.13%

(1) Based on 15,334,857 shares of common stock outstanding as of June 30, 2022.

(2) Based on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2022.

(3) Based on Schedule 13G/A filed with the Securities and Exchange Commission on February 3, 2022.

The following table sets forth, as of June 30, 2022, certain information as to the shares of the Company’s common stock beneficially owned by each of the Company’s directors, by each named executive officer of the Company, and by all directors and executive officers as a group. For purposes of this table, a person is deemed to be the beneficial owner of any shares of common stock over which he or she has, or shares, directly or indirectly, voting or investment power or as to which he or she has the right to acquire beneficial ownership at any time within 60 days after June 30, 2022. None of the named individuals has pledged any of his or her shares as collateral for a loan.

Name	Number of Shares Owned	Percent of Common Stock Outstanding (1)

Directors:
William V. Cuddy, Jr	104,986 (2)	*
Kevin B. Dwyer	54,752 (3)	*
Marsha Gordon	26,764 (4)	*
Willard I. Hill, Jr	49,252 (5)	*
Jeffrey D. Kellogg	58,564 (6)	*
Robert C. Lusardi	71,608 (7)	*
Matthew G. McCrosson	72,028 (8)	*
Joseph D. Roberto	367,903 (9)	2.4%
Karl A. Thimm	61,402 (10)	*
Michael T. Weber	56,202 (11)	*
Richard F. Weiss	73,319 (12)	*

Named Executive Officers Who Are Not Directors:
Scott D. Nogles	207,169 (13)	1.3
Michael P. Goldrick	113,446 (14)	*

All Directors and Executive Officers as a Group (20 persons)	1,756,269	10.9%

(*) Represents less than 1% of the outstanding shares.

(1)
Based on 15,334,857 shares of the Company’s common stock outstanding as of June 30, 2022
(2)
Includes 7,600 shares of unvested restricted stock, 27,387 shares held through the Director Fee Deferral Plan and 26,798 shares subject to stock options exercisable at any time within 60 days after June 30, 2022
(3)
Includes 7,600 shares of unvested restricted stock, 2,453 shares held through the Director Fee Deferral Plan and 26,798 shares subject to stock options exercisable at any time within 60 days after June 30, 2022.
(4)
Includes 3,800 shares of unvested restricted stock, 3,865 shares held through the Director Fee Deferral Plan and 13,399 shares subject to stock options exercisable at any time within 60 days after June 30, 2022.
(5)
Includes 1,000 shares held in an Individual Retirement Account (“IRA”), 7,600 shares of unvested restricted stock, 2,453 shares held through the Director Fee Deferral Plan and 26,798 shares subject to stock options exercisable at any time within 60 days after June 30, 2022.
(6)
Includes 7,600 shares of unvested restricted stock, 2,765 shares held through the Director Fee Deferral Plan and 26,798 shares subject to stock options exercisable at any time within 60 days after June 30, 2022.
(7)
Includes 20,000 shares held in an IRA, 2,500 shares held by Mr. Lusardi’s spouse, 7,600 shares of unvested restricted stock, 3,309 shares held through the Director Fee Deferral Plan and 26,798 shares subject to stock options exercisable at any time within 60 days after June 30, 2022.
(8)
Includes 7,600 shares of unvested restricted stock, 5,229 shares held through the Director Fee Deferral Plan, 3,000 share held through an employer deferred compensation plan and 26,798 shares subject to stock options exercisable at any time within 60 days after June 30, 2022.
(9)
Includes 40,572 shares held in the 401(k) Plan, 15,019 shares held in an IRA, 12,504 shares held in the ESOP, 49,408 shares of unvested restricted stock and 185,285 shares subject to stock options exercisable at any time within 60 days after June 30, 2022.
(10)
Includes 3,150 shares held by Mr. Thimm’s spouse, 7,600 shares of unvested restricted stock, 2,453 shares held through the Director Fee Deferral Plan and 26,798 shares subject to stock options exercisable at any time within 60 days after June 30, 2022.
(11)
Includes 7,600 shares of unvested restricted stock, 2,453 shares held through the Director Fee Deferral Plan and 26,798 shares subject to stock options exercisable at any time within 60 days after June 30, 2022.
(12)
Includes 10,000 shares held in an IRA, 8,950 shares of unvested restricted stock, 4,595 shares held through the Director Fee Deferral Plan and 30,848 shares subject to stock options exercisable at any time within 60 days after June 30, 2022.
(13)
Includes 20,316 shares held in the 401(k) Plan, 8,500 shares held in an IRA, 12,504 shares held in the ESOP, 29,064 shares of unvested restricted stock and 108,991 shares subject to stock options exercisable at any time within 60 days after June 30, 2022.
(14)
Includes 23,179 shares held in the 401(k) Plan, 12,504 shares held in the ESOP, 14,532 shares of unvested restricted stock and 54,496 shares subject to stock options exercisable at any time within 60 days after June 30, 2022

Securities Authorized for Issuance Under Equity Compensation Plans

See table in Part II Item 5, for a complete discussion of securities authorized for issuance under equity compensation plans.

Change in Control

As of June 30, 2022, the Company does not know of any arrangements that may at a subsequent date result in a change in control of the Company, other than the change in control transaction contemplated by the Agreement and Plan of Merger by and between Brookline Bancorp, Inc. and the Company dated as of May 23, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Loans and Extensions of Credit. Federal law generally prohibits publicly traded companies from extending credit to their executive officers and directors, but it contains a specific exemption from the prohibition for extensions of credit made by federally insured financial institutions, such as PCSB Bank, to their executive officers and directors in compliance with federal banking regulations. However, it is the policy of PCSB Bank not to extend credit to its directors and executive officers and their related interests.

Other Transactions. Mr. Lusardi is a partner in the law firm of Daniels, Porco and Lusardi LLP, which received legal fees from the Company and PCSB Bank aggregating approximately $41,000 for the fiscal year ended June 30, 2022.

Director Independence

The Company’s Board of Directors has determined that all directors are “independent” as defined in, and for purposes of satisfying the listing standards of, the Nasdaq Stock Market, other than Messrs. Lusardi and Roberto. Mr. Roberto is not considered independent because he is an executive officer of the Company and PCSB Bank. Mr. Lusardi is not considered independent because of the aggregate amount of legal fees paid by the Company and PCSB Bank and by borrowers of PCSB Bank to his law firm during the fiscal year ended June 30, 2022 for legal services rendered to or on behalf of the Company and PCSB Bank.

In determining the independence of our directors, the Board of Directors considered the following relationships between the Company, PCSB Bank and our directors and officers, which is not required to be disclosed under “Transactions with Related Persons” above. Mr. Thimm acts as a guarantor on a residential mortgage loan to a family member.

Item 14. Principal Accountant Fees and Services

The Company’s independent registered public accounting firm is Crowe LLP, New York, New York, (Auditor Firm ID: 173).

Audit Fees

The following table sets forth the fees billed by Crowe LLP for the fiscal years ended June 30,:

	2022	2021
Audit fees (1)	$349,000	$350,000
Audit-related fees (2)	66,400	90,500
Tax fees (3)	46,800	64,900
All other fees (4)	63,000	-

(1)
Includes fees for the audit of the consolidated financial statements and for review of interim financial information contained in the quarterly reports on Form 10-Q, and other regulatory reporting.
(2)
Includes fees for services associated with SEC registration statements or other documents filed in connection with securities offerings, including comfort letters, consents and assistance with review of documents filed with the SEC, as well as for the audits of certain retirement plans and certain Company subsidiaries as required by statute or regulation.
(3)
Includes fees for tax compliance services, including preparation of original and amended federal and state income tax returns, and for tax payment and planning advice.
(4)
Includes compliance related internal audit service.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee has adopted a policy for approval of audit and permitted non-audit services by the Company’s independent registered public accounting firm. The Audit Committee will consider annually and approve the provision of audit services by the independent registered public accounting firm and, if appropriate, approve the provision of certain defined audit and non-audit services. The Audit Committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements.

Any proposed specific engagement may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its independent registered public accounting firm.

During the fiscal year ended June 30, 2022, all services related to audit-related fees, tax fees, and all other fees set forth in the table above were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A)
Report of Independent Registered Public Accounting Firm
(B)
Consolidated Balance Sheets - June 30, 2022 and 2021
(C)
Consolidated Statements of Operations - Years ended June 30, 2022 and 2021
(D)
Consolidated Statements of Comprehensive Income – Years ended June 30, 2022 and 2021
(E)
Consolidated Statements of Changes in Shareholders’ Equity – Years ended June 30, 2022 and 2021
(F)
Consolidated Statements of Cash Flows – Years ended June 30, 2022 and 2021
(G)
Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Articles of Incorporation of PCSB Financial Corporation (1)

3.2	Amended and Restated Bylaws of PCSB Financial Corporation (2)

4.0	Form of Common Stock Certificate of PCSB Financial Corporation (3)

10.1	Employment Agreement between PCSB Bank and Joseph D. Roberto (4)

10.2	Employment Agreement between PCSB Bank and Scott D. Nogles (5)

10.3	Employment Agreement between PCSB Bank and Michael P. Goldrick (6)

10.4	Employment Agreement between PCSB Financial Corporation and Joseph D. Roberto (7)

10.5	Employment Agreement between PCSB Financial Corporation and Scott D. Nogles (8)

10.6	Employment Agreement between PCSB Financial Corporation and Michael P. Goldrick (9)

10.7	Supplemental Executive Retirement Plan for Joseph D. Roberto (10)

10.8	Supplemental Life Insurance Agreement for Joseph D. Roberto (11)

10.9	Supplemental Life Insurance Plan for Senior Executives (12)

10.10	Supplemental Executive Retirement Plan for Senior Executives (13)

10.11	Amended and Restated PCSB Bank Director Fee Deferral Plan (14)

10.12	PCSB Bank Director Supplemental Life Insurance Plan (15)

10.13	PCSB Bank Death Benefit Plan for Michael T. Weber (16)

10.14	PCSB Bank Incentive Compensation Plan Policy (17)

10.15	PCSB Financial Corporation Compensation Clawback Policy (18)

10.16	PCSB Bank Death Benefit Plan for Willard I. Hill, Jr (19)

10.17	PCSB Financial Corporation 2018 Equity Incentive Plan (20)

10.18	Agreement and Plan of Merger between PCSB Financial Corporation and Brookline Bancorp, Inc (21).

21	Subsidiaries of PCSB Financial Corporation (22)

23	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements for the year ended June 30, 2022, formatted in Inline XBRL, which are furnished, and not filed: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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
(21)
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-38065), filed with the SEC on May 24, 2022.
(22)
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

PCSB FINANCIAL CORPORATION

Date: September 9, 2022	By:	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Joseph D. Roberto	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 9, 2022
Joseph D. Roberto
/s/ Jeffrey M. Helf	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 9, 2022
Jeffrey M. Helf

/s/ William V. Cuddy, Jr.	Director	September 9, 2022
William V. Cuddy, Jr.

/s/ Kevin B. Dwyer	Director	September 9, 2022
Kevin B. Dwyer

/s/ Marsha Gordon	Director	September 9, 2022
Marsha Gordon

/s/Willard I. Hill, Jr.	Director	September 9, 2022
Willard I. Hill, Jr.

/s/ Jeffrey D. Kellogg	Director	September 9, 2022
Jeffrey D. Kellogg

/s/ Robert C. Lusardi	Director	September 9, 2022
Robert C. Lusardi

/s/ Matthew G. McCrosson	Director	September 9, 2022
Matthew G. McCrosson

/s/ Karl A. Thimm	Director	September 9, 2022
Karl A. Thimm

/s/ Michael T. Weber	Director	September 9, 2022
Michael T. Weber

/s/ Richard F. Weiss	Director	September 9, 2022
Richard F. Weiss