Form 10-Q
period 2022-09-30
PCSB Financial Corp
filed 2022-11-04
CIK 1691337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

15,334,323 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of November 4, 2022.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PCSB Financial Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except per share data)

	September 30,	June 30,
	2022	2022
ASSETS
Cash and due from banks	$48,747	$116,522
Federal funds sold	2,006	1,935
Total cash and cash equivalents	50,753	118,457
Held to maturity debt securities, at amortized cost (fair value of $339,143 and $361,608 as of September 30, 2022 and June 30, 2022, respectively)	406,250	412,449
Available for sale debt securities, at fair value	32,431	34,621
Total investment securities	438,681	447,070
Loans receivable, net of allowance for loan losses of $9,048 and $8,927 as of September 30, 2022 and June 30, 2022, respectively	1,350,197	1,329,372
Accrued interest receivable	7,074	6,396
FHLB stock	2,865	3,766
Premises and equipment, net	19,084	19,358
Deferred tax asset, net	4,403	4,132
Bank-owned life insurance	36,513	36,322
Goodwill	6,106	6,106
Other intangible assets	77	89
Other assets	24,816	18,064
Total assets	$1,940,569	$1,989,132
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$1,365,631	$1,380,953
Non-interest bearing deposits	227,635	245,297
Total deposits	1,593,266	1,626,250
Mortgage escrow funds	7,302	11,173
Advances from FHLB	28,288	48,323
Other liabilities	30,576	26,224
Total liabilities	1,659,432	1,711,970
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2022 and June 30, 2022)	-	-
Common stock ($0.01 par value, 200,000,000 shares authorized, 18,703,577 shares issued as of both September 30, 2022 and June 30, 2022, and 15,334,323 and 15,334,857 shares outstanding as of September 30, 2022 and June 30, 2022, respectively)	187	187
Additional paid in capital	194,935	193,893
Retained earnings	166,033	162,262
Unearned compensation - ESOP	(8,963)	(9,208)
Accumulated other comprehensive loss, net of income taxes	(9,702)	(8,629)
Treasury stock, at cost (3,369,254 and 3,368,720 shares as of September 30, 2022 and June 30, 2022, respectively)	(61,353)	(61,343)
Total shareholders' equity	281,137	277,162
Total liabilities and shareholders' equity	$1,940,569	$1,989,132

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	September 30,
	2022	2021
Interest and dividend income
Loans receivable	$13,849	$12,107
Investment securities	2,420	2,011
Federal funds and other	487	109
Total interest and dividend income	16,756	14,227
Interest expense
Deposits and escrow interest	1,664	1,354
FHLB advances	235	338
Total interest expense	1,899	1,692
Net interest income	14,857	12,535
Provision for loan losses	82	13
Net interest income after provision for loan losses	14,775	12,522
Noninterest income
Fees and service charges	453	401
Bank-owned life insurance	191	192
Swap income	141	-
Other	8	20
Total noninterest income	793	613
Noninterest expense
Salaries and employee benefits	5,985	5,773
Occupancy and equipment	1,403	1,353
Communication and data processing	610	527
Professional fees	335	393
Merger-related expenses	311	-
Postage, printing, stationery and supplies	174	143
Advertising	128	100
FDIC assessment	125	125
Amortization of intangible assets	12	16
Other operating expenses	474	194
Total noninterest expense	9,557	8,624
Net income before income tax expense	6,011	4,511
Income tax expense	1,235	897
Net income	$4,776	$3,614
Earnings per common share:
Basic	$0.34	$0.25
Diluted	0.33	0.25
Weighted average common shares outstanding:
Basic	14,214,313	14,337,543
Diluted	14,301,600	14,405,816

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended
	September 30,
	2022	2021
Net income	$4,776	$3,614

Other comprehensive income:
Unrealized (losses) gains on available for sale debt securities:
Net change in unrealized gains/losses before reclassification adjustment	(1,519)	(187)
Reclassification adjustment for gains realized in net income	-	-
Net change in unrealized gains/losses	(1,519)	(187)
Tax effect	319	40
Net of tax	(1,200)	(147)

Defined benefit pension plan:
Net gain arising during the period	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	141	38
Net change in unrealized gains/losses	141	38
Tax effect	(30)	(9)
Net of tax	111	29

Supplemental retirement plans:
Net gain arising during the period	-	-
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	20	16
Net change in unrealized gains/losses	20	16
Tax effect	(4)	(3)
Net of tax	16	13

Total other comprehensive loss	(1,073)	(105)

Comprehensive income	$3,703	$3,509

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Number of		Additional		Unallocated	Other	Treasury	Total
	Common	Common	Paid-In	Retained	Common Stock	Comprehensive	Stock,	Shareholders'
	Shares	Stock	Capital	Earnings	of ESOP	Loss	at cost	Equity
Balance at July 1, 2022	15,334,857	$187	$193,893	$162,262	$(9,208)	$(8,629)	$(61,343)	$277,162
Net income	-	-	-	4,776	-	-	-	4,776
Other comprehensive loss	-	-	-	-	-	(1,073)	-	(1,073)
Common stock dividends declared ($0.07 per share)	-	-	-	(1,005)	-	-	-	(1,005)
Shares withheld related to income tax withholding	(534)	-	-	-	-	-	(10)	(10)
Stock-based compensation	-	-	820	-	-	-	-	820
ESOP shares committed to be released (24,419 shares)	-	-	222	-	245	-	-	467
Balance at September 30, 2022	15,334,323	$187	$194,935	$166,033	$(8,963)	$(9,702)	$(61,353)	$281,137

						Accumulated
	Number of		Additional		Unallocated	Other	Treasury	Total
	Common	Common	Paid-In	Retained	Common Stock	Comprehensive	Stock,	Shareholders'
	Shares	Stock	Capital	Earnings	of ESOP	Loss	at cost	Equity
Balance at July 1, 2021	15,770,645	$187	$189,926	$150,987	$(10,176)	$(3,099)	$(53,265)	$274,560
Net income	-	-	-	3,614	-	-	-	3,614
Other comprehensive income	-	-	-	-	-	(105)	-	(105)
Common stock dividends declared ($0.06 per share)	-	-	-	(876)	-	-	-	(876)
Repurchase of common stock	(204,261)	-	-	-	-	-	(3,720)	(3,720)
Restricted stock awards granted	8,000	-	(145)	-	-	-	145	-
Shares withheld related to income tax withholding	(74)						(1)	(1)
Stock-based compensation	-	-	810	-	-	-	-	810
ESOP shares committed to be released (24,419 shares)	-	-	202	-	244	-	-	446
Balance at September 30, 2021	15,574,310	$187	$190,793	$153,725	$(9,932)	$(3,204)	$(56,841)	$274,728

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$4,776	$3,614
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	82	13
Depreciation and amortization	749	738
Amortization of net premiums on securities and net deferred loan origination costs	237	20
Net increase in accrued interest receivable	(678)	(152)
Stock-based compensation	820	810
ESOP compensation	467	446
Earnings from cash surrender value of BOLI	(191)	(192)
Net accretion of purchase accounting adjustments	(19)	(35)
Other adjustments, principally net changes in other assets and liabilities	(2,224)	(1,080)
Net cash provided by operating activities	4,019	4,182
INVESTING ACTIVITIES
Purchases of investment securities held to maturity	(1,500)	(75,504)
Maturities, calls and amortization of investment securities:
Held to maturity	7,579	24,415
Available for sale	641	12,134
Loan (originations) repayments, net	(20,975)	19,021
Net redemption of FHLB stock	901	1
Net purchase of bank premises and equipment	(464)	(159)
Net cash used in investing activities	(13,818)	(20,092)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(32,984)	12,955
Repayment of long-term FHLB advances	(20,035)	(33)
Net decrease in mortgage escrow funds	(3,871)	(3,708)
Common stock dividends paid	(1,005)	(876)
Repurchase of shares from employees for income tax withholding purpose	(10)	(1)
Repurchase of common stock	-	(3,720)
Net cash (used in) provided by financing activities	(57,905)	4,617
Net decrease in cash and cash equivalents	(67,704)	(11,293)
Cash and cash equivalents at beginning of period	118,457	159,305
Cash and cash equivalents at end of period	$50,753	$148,012

Supplemental information:
Cash paid for:
Interest	$1,940	$1,694
Income taxes	1,160	917

See accompanying notes to the consolidated financial statements (unaudited)

PCSB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Nature of Operations: PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At September 30, 2022, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended, and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

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

The unaudited consolidated financial statements contained herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the consolidated financial statements contained herein. The results of operations for the current period presented are not necessarily indicative of the results of operations that may be expected for the entire current fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2022, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Certain prior period amounts have been reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or equity.

Risks and Uncertainties:

In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events, such as continued interest rate volatility, prolonged periods of inflation, continued trade and supply chain disruptions, economic recession and increased unemployment. Such conditions could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include, but are not limited to, the valuation impairments of the Company’s intangible assets, investments, loans receivable, or deferred tax assets. Additionally, it is reasonably possible that the Company’s allowance for loan loss estimate as of September 30, 2022 could change in the near term and could result in a material change to the Company’s provision for loan losses, earnings and capital.

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

Note 3. Investment Securities

The amortized cost, gross unrealized/unrecognized gains and losses and fair value of available for sale and held to maturity debt securities at September 30, 2022 and June 30, 2022 were as follows (in thousands):

	September 30, 2022
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
Available for sale debt securities
U.S. Government and agency obligations	$10,945	$-	$(1,502)	$9,443
Corporate	5,000	-	(235)	4,765
State and municipal	7,040	-	(2,706)	4,334
Mortgage-backed securities – residential	13,695	2	(2,074)	11,623
Mortgage-backed securities – commercial	2,398	-	(132)	2,266
Total available for sale debt securities	$39,078	$2	$(6,649)	$32,431
Held to maturity debt securities
U.S. Government and agency obligations	$59,995	$-	$(5,088)	$54,907
Corporate	52,068	-	(3,558)	48,510
State and municipal	88,490	64	(27,580)	60,974
Mortgage-backed securities – residential	97,886	-	(13,727)	84,159
Mortgage-backed securities – collateralized mortgage obligations	22,916	-	(3,047)	19,869
Mortgage-backed securities – commercial	84,895	-	(14,171)	70,724
Total held to maturity debt securities	$406,250	$64	$(67,171)	$339,143

	June 30, 2022
	Amortized	Gross Unrealized/Unrecognized		Fair
	Cost	Gains	Losses	Value
Available for sale debt securities
U.S. Government and agency obligations	$10,942	$-	$(1,014)	$9,928
Corporate	5,000	4	(150)	4,854
State and municipal	7,040	-	(2,244)	4,796
Mortgage-backed securities – residential	14,351	5	(1,644)	12,712
Mortgage-backed securities – commercial	2,416	-	(85)	2,331
Total available for sale debt securities	$39,749	$9	$(5,137)	$34,621
Held to maturity debt securities
U.S. Government and agency obligations	$59,995	$6	$(3,046)	$56,955
Corporate	52,076	111	(2,796)	49,391
State and municipal	87,111	-	(22,307)	64,804
Mortgage-backed securities – residential	101,525	4	(9,746)	91,783
Mortgage-backed securities – collateralized mortgage obligations	24,198	-	(2,124)	22,074
Mortgage-backed securities – commercial	87,544	-	(10,943)	76,601
Total held to maturity debt securities	$412,449	$121	$(50,962)	$361,608

No securities were sold during the three months ended September 30, 2022 or 2021.

The following table presents the fair value and carrying amount of debt securities at September 30, 2022, by contractual maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
1 year or less	$5,280	$5,265	$-	$-
1 to 5 years	66,230	60,805	12,944	11,440
5 to 10 years	45,100	41,303	3,001	2,768
over 10 years	80,102	53,753	7,040	4,334
Mortgage-backed securities and other	209,538	178,017	16,093	13,889
Total	$406,250	$339,143	$39,078	$32,431

Securities pledged had carrying amounts of $211.4 million and $202.9 million at September 30, 2022 and June 30, 2022, respectively, and were pledged principally to secure FHLB advances and public deposits.

The following table provides information regarding investment securities with unrealized/unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2022 and June 30, 2022 (in thousands):

	September 30, 2022
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
U.S. Government and agency obligations	$-	$-	$9,443	$(1,502)	$9,443	$(1,502)
Corporate	4,765	(235)	-	-	4,765	(235)
State and municipal	2,563	(1,460)	1,771	(1,246)	4,334	(2,706)
Mortgage-backed securities – residential	3,624	(104)	7,822	(1,970)	11,446	(2,074)
Mortgage-backed securities – commercial	2,266	(132)	-	-	2,266	(132)
Total available for sale	$13,218	$(1,931)	$19,036	$(4,718)	$32,254	$(6,649)
Held to maturity
U.S. Government and agency obligations	$31,488	$(2,012)	$23,419	$(3,076)	$54,907	$(5,088)
Corporate	48,510	(3,558)	-	-	48,510	(3,558)
State and municipal	26,953	(9,722)	32,457	(17,858)	59,410	(27,580)
Mortgage-backed securities – residential	62,389	(8,570)	21,770	(5,157)	84,159	(13,727)
Mortgage-backed securities – collateralized mortgage obligations	10,344	(717)	9,525	(2,330)	19,869	(3,047)
Mortgage-backed securities – commercial	27,763	(3,546)	42,961	(10,625)	70,724	(14,171)
Total held to maturity	$207,447	$(28,125)	$130,132	$(39,046)	$337,579	$(67,171)

	June 30, 2022
	Less than 12 months		12 months or greater		Total
		Unrealized/		Unrealized/		Unrealized/
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
U.S. Government and agency obligations	$2,774	$(226)	$7,154	$(788)	$9,928	$(1,014)
Corporate	2,850	(150)	-	-	2,850	(150)
State and municipal	2,860	(1,162)	1,936	(1,082)	4,796	(2,244)
Mortgage-backed securities – residential	3,616	(81)	8,394	(1,563)	12,010	(1,644)
Mortgage-backed securities – commercial	2,331	(85)	-	-	2,331	(85)
Total available for sale	$14,431	$(1,704)	$17,484	$(3,433)	$31,915	$(5,137)

Held to maturity
U.S. Government and agency obligations	$39,883	$(2,616)	$5,066	$(430)	$44,949	$(3,046)
Corporate	39,758	(2,796)	-	-	39,758	(2,796)
State and municipal	61,847	(20,696)	2,957	(1,611)	64,804	(22,307)
Mortgage-backed securities – residential	87,364	(9,063)	3,994	(683)	91,358	(9,746)
Mortgage-backed securities – collateralized mortgage obligations	13,611	(642)	8,390	(1,482)	22,001	(2,124)
Mortgage-backed securities – commercial	50,434	(5,515)	26,166	(5,428)	76,600	(10,943)
Total held to maturity	$292,897	$(41,328)	$46,573	$(9,634)	$339,470	$(50,962)

As of September 30, 2022, the Company’s securities portfolio consisted of $438.7 million in securities, of which 314 securities with a fair value of $369.8 million were in an unrealized/unrecognized loss position. Non-U.S. government and agency obligations are internally pass rated and are subject to quarterly credit monitoring.

There were no securities for which the Company believes it is not probable that it will collect all amounts due according to the contractual terms of the security as of September 30, 2022 or June 30, 2022. Management believes the unrealized losses are primarily a result of changes in market interest rates. The Company has determined that it does not intend to sell, or it is not more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. Therefore, the Company did not consider any securities to be other-than-temporarily impaired as of September 30, 2022 or June 30, 2022.
Note 4. Loans Receivable

Loans receivable are summarized as follows (in thousands):

	September 30,	June 30,
	2022	2022
Mortgage loans:
Residential	$214,586	$214,167
Commercial	953,539	942,130
Construction	25,307	20,896
Net deferred loan origination fees	(145)	(100)
Total mortgage loans	1,193,287	1,177,093
Commercial and consumer loans:
Commercial loans	141,902	136,304
Home equity lines of credit	22,955	23,688
Consumer and overdrafts	508	594
Net deferred loan origination costs	593	620
Total commercial and consumer loans	165,958	161,206
Total loans receivable	1,359,245	1,338,299
Allowance for loan losses	(9,048)	(8,927)
Loans receivable, net	$1,350,197	$1,329,372

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$323	$(3)	$-	$2	$322
Commercial mortgages	7,351	5	-	-	7,356
Construction	209	25	-	-	234
Commercial loans	982	32	(15)	74	1,073
Home equity lines of credit	51	(9)	-	1	43
Consumer and overdrafts	11	32	(24)	1	20
Total	$8,927	$82	$(39)	$78	$9,048

	Three Months Ended September 30, 2021
	Beginning Allowance	Provision (benefit)	Charge-offs	Recoveries	Ending Allowance
Residential mortgages	$337	$(13)	$-	$2	$326
Commercial mortgages	6,435	134	-	-	6,569
Construction	102	25	-	-	127
Commercial loans	948	(143)	(100)	367	1,072
Home equity lines of credit	54	(3)	-	2	53
Consumer and overdrafts	5	13	(7)	1	12
Total	$7,881	$13	$(107)	$372	$8,159

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, excluding net deferred fees and accrued interest, by portfolio segment, and based on impairment method as of September 30, 2022 and June 30, 2022 (in thousands):

	September 30, 2022
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential mortgages	$1,664	$212,704	$218	$214,586	$109	$213	$-	$322
Commercial mortgages	3,504	949,185	850	953,539	-	7,356	-	7,356
Construction	2,792	22,515	-	25,307	-	234	-	234
Commercial loans	781	141,121	-	141,902	-	1,073	-	1,073
Home equity lines of credit	400	22,469	86	22,955	2	41	-	43
Consumer and overdrafts	-	508	-	508	-	20	-	20
Total	$9,141	$1,348,502	$1,154	$1,358,797	$111	$8,937	$-	$9,048

	June 30, 2022
	Loans				Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired With Deteriorated Credit Quality	Total
Residential mortgages	$1,613	$212,333	$221	$214,167	$110	$213	$-	$323
Commercial mortgages	4,778	936,493	859	942,130	-	7,351	-	7,351
Construction	2,792	18,104	-	20,896	-	209	-	209
Commercial loans	783	135,521	-	136,304	-	982	-	982
Home equity lines of credit	452	23,147	89	23,688	9	42	-	51
Consumer and overdrafts	-	594	-	594	-	11	-	11
Total	$10,418	$1,326,192	$1,169	$1,337,779	$119	$8,808	$-	$8,927

The following tables present information related to loans individually evaluated for impairment (excluding loans acquired with deteriorated credit quality) by portfolio segment as of September 30, 2022 and June 30, 2022 (in thousands):

	September 30, 2022			June 30, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Residential mortgages	$1,382	$1,313	$-	$1,262	$1,197	$-
Commercial mortgages	3,582	3,504	-	4,789	4,778	-
Construction	2,792	2,792	-	2,792	2,792	-
Commercial loans	793	781	-	795	783	-
Home equity lines of credit	383	376	-	379	399	-
With an allowance recorded:
Residential mortgages	351	351	109	353	416	110
Home equity lines of credit	31	24	2	60	53	9
Total	$9,314	$9,141	$111	$10,430	$10,418	$119

The tables below present the average recorded investment and interest income recognized on loans individually evaluated for impairment, by portfolio segment, for the three months ended September 30, 2022 and 2021 (in thousands):

	September 30, 2022		September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgages	$1,318	$9	$1,936	$7
Commercial mortgages	3,543	-	3,582	-
Construction	2,792	-	-	-
Commercial loans	782	4	980	191
Home equity lines of credit	378	-	350	2
With an allowance recorded:
Residential mortgages	352	3	424	3
Home equity lines of credit	27	-	33	-
Total	$9,192	$16	$7,305	$203

The following table presents the recorded investment in nonaccrual loans and in loans past due over 90 days and still on accrual status, by portfolio segment, as of September 30, 2022 and June 30, 2022 (in thousands):

			Loans Past Due Over 90 Days
	Nonaccrual		and Still Accruing
	September 30,	June 30,	September 30,	June 30,
	2022	2022	2022	2022
Residential mortgages	$791	$671	$-	$-
Commercial mortgages	3,504	4,778	-	-
Construction	2,792	2,792	-	-
Commercial loans	534	539	-	-
Home equity lines of credit	368	416	-	-
Consumer and overdrafts	-	-	-	39
Total	$7,989	$9,196	$-	$39

Nonperforming loans include both smaller-balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The table above excludes acquired loans that are accounted for as purchased credit impaired loans totaling $133,000 and $137,000 as of September 30, 2022 and June 30, 2022, respectively. Such loans are excluded because the loans are in pools that are considered performing. The discounts arising from recording these loans at fair value upon acquisition were due in part to credit quality and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

The following tables present the aging of the recorded investment in past due loans by portfolio segment as of September 30, 2022 and June 30, 2022 (in thousands):

	September 30, 2022
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Residential mortgages	$-	$104	$427	$531	$214,055	$214,586
Commercial mortgages	-	-	-	-	953,539	953,539
Construction	-	-	2,792	2,792	22,515	25,307
Commercial loans	-	51	533	584	141,318	141,902
Home equity lines of credit	-	-	296	296	22,659	22,955
Consumer and overdrafts	-	-	-	-	508	508
Total	$-	$155	$4,048	$4,203	$1,354,594	$1,358,797

	June 30, 2022
	30-59	60-89	90 Days or
	Days Past	Days Past	More Past	Total Past
	Due	Due	Due	Due	Current	Total
Residential mortgages	$-	$-	$367	$367	$213,800	$214,167
Commercial mortgages	-	-	1,197	1,197	940,933	942,130
Construction	-	-	1,113	1,113	19,783	20,896
Commercial loans	-	16	400	416	135,888	136,304
Home equity lines of credit	-	-	399	399	23,289	23,688
Consumer and overdrafts	-	-	39	39	555	594
Total	$-	$16	$3,515	$3,531	$1,334,248	$1,337,779

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

As of both September 30, 2022 and June 30, 2022, the Company had 9 loans, classified as TDRs totaling $1.4 million, including $1.2 million of loans still accruing interest. The Company has allocated $111,000 and $119,000, respectively, of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2022 and June 30, 2022. As of September 30, 2022, the Company has no commitments to lend additional funds to customers with outstanding loans that are classified as TDRs.

The Company did not modify any loans during the three months ended September 30, 2022 or 2021 that were classified as TDRs.

There were no defaults of TDRs occurring in the three months ended September 30, 2022 or 2021 that were modified in the twelve months prior to default.

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

During the three months ended September 30, 2022, no loan payment deferrals were granted or extended by the Company. During the three months ended September 30, 2021, the Company granted or extended loan payment deferrals for 5 residential mortgage, construction and commercial loans totaling $3.7 million. In accordance with either the CARES Act (as amended) or Interagency Statement, these modifications are not considered TDRs. The Company had no loans on loan payment deferral as of September 30, 2022 nor June 30, 2022.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process and loans in groups of homogenous loans are considered to be pass rated loans. These loans are monitored based on delinquency and performance. Based on the most recent analysis performed, the risk category of loans by portfolio segment is as follows (in thousands):

	September 30, 2022
	Pass	Special Mention	Substandard	Total
Residential mortgages	$213,581	$383	$622	$214,586
Commercial mortgages	944,482	1,538	7,519	953,539
Construction	22,515	1,679	1,113	25,307
Commercial loans	141,295	145	462	141,902
Home equity lines of credit	22,587	-	368	22,955
Consumer and overdrafts	508	-	-	508
Total	$1,344,968	$3,745	$10,084	$1,358,797

	June 30, 2022
	Pass	Special Mention	Substandard	Total
Residential mortgages	$212,810	$154	$1,203	$214,167
Commercial mortgages	931,178	1,548	9,404	942,130
Construction	18,104	1,679	1,113	20,896
Commercial loans	135,725	156	423	136,304
Home equity lines of credit	23,220	43	425	23,688
Consumer and overdrafts	594	-	-	594
Total	$1,321,631	$3,580	$12,568	$1,337,779

Purchased Credit Impaired Loans

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of September 30, 2022 and June 30, 2022 is as follows (in thousands):

	September 30,	June 30,
	2022	2022
Residential mortgages	$218	$221
Commercial mortgages	850	859
Home equity lines of credit	86	89
Carrying amount, net of allowance of $0	$1,154	$1,169

There was no provision for loan losses on purchased credit impaired loans during the three months ended September 30, 2022 or 2021.

Accretable yield, or income expected to be collected, for acquired loans is as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Beginning balance	$89	$130
Accretion income	(3)	(10)
Ending balance	$86	$120

Note 5. Accumulated Other Comprehensive (Loss) Income

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Net unrealized gain (loss) on available for sale securities (1)	Unrealized loss on pension benefits (2)	Unrealized loss on SERP benefits (2)	Total
Balance at July 1, 2022	$(4,052)	$(4,452)	$(125)	$(8,629)
Other comprehensive loss before reclassifications	-	-	-	-
Amounts reclassified from accumulated other comprehensive income	(1,519)	141	20	(1,358)
Tax effect	319	(30)	(4)	285
Net other comprehensive (loss) income	(1,200)	111	16	(1,073)
Balance at September 30, 2022	$(5,252)	$(4,341)	$(109)	$(9,702)

	Net unrealized gain (loss) on available for sale securities	Unrealized loss on pension benefits	Unrealized loss on SERP benefits	Total
Balance at July 1, 2021	$137	$(3,055)	$(181)	$(3,099)
Other comprehensive loss before reclassifications	(187)	-	-	(187)
Amounts reclassified from accumulated other comprehensive income	-	38	16	54
Tax effect	40	(9)	(3)	28
Net other comprehensive (loss) income	(147)	29	13	(105)
Balance at September 30, 2021	$(10)	$(3,026)	$(168)	$(3,204)

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

Net periodic benefit cost and other amounts recognized in other comprehensive income for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	Defined Benefit Plan	Supplemental Retirement Plans	Defined Benefit Plan	Supplemental Retirement Plans
Service cost	$-	$82	$-	$131
Interest cost	196	26	149	17
Expected return on plan assets	(410)	-	(510)	-
Amortization of prior net loss	141	20	38	16
Settlement charges	-	-	-	-
Net periodic (benefit) cost	$(73)	$128	$(323)	$164

The Company made no contributions to the defined benefit plan during the three months ended September 30, 2022.

Employee Stock Ownership Plan

On January 1, 2017, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. On April 20, 2017, the Holding Company granted a loan to the ESOP in the amount of $14.5 million for the purchase of 1,453,209 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Holding Company to purchase the common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% for 2022). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2022 was $9.7 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 96,881 through 2032. Dividends on allocated shares increase participant accounts and are used to purchase additional shares of stock. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (Dollars in thousands):

	September 30, 2022	June 30, 2022
Allocated to participants	541,097	518,371
Unearned	896,348	920,767
Total ESOP shares	1,437,445	1,439,138

Fair value of unearned shares	$16,072	$17,577

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2022 and 2021 was $467,000 and $446,000, respectively.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2022
Measured on a recurring basis:
Available for sale debt securities:
U.S. Government and agency obligations	$-	$9,443	$-	$9,443
Corporate	-	1,997	2,768	4,765
State and municipal	-	4,334	-	4,334
Mortgage-backed securities – residential	-	11,623	-	11,623
Mortgage-backed securities – commercial	-	2,266	-	2,266
Derivatives – interest rate contracts	-	14,774	-	14,774
Total assets at fair value	$-	$44,437	$2,768	$47,205

Derivatives – interest rate contracts	$-	$14,774	$-	$14,774
Total liabilities at fair value	$-	$14,774	$-	$14,774

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$242	$242
Home equity lines of credit	-	-	22	22
Total assets at fair value	$-	$-	$264	$264

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2022
Measured on a recurring basis:
Available for sale debt securities:
U.S. Government and agency obligations	$-	$9,928	$-	$9,928
Corporate	-	2,004	2,850	4,854
State and municipal	-	4,796	-	4,796
Mortgage-backed securities – residential	-	12,712	-	12,712
Mortgage-backed securities – commercial	-	2,331	-	2,331
Derivatives – interest rate contracts	-	8,223	-	8,223
Total assets at fair value	$-	$39,994	$2,850	$42,844

Derivatives – interest rate contracts	$-	$8,223	$-	$8,223
Total liabilities at fair value	$-	$8,223	$-	$8,223

Measured on a non-recurring basis:
Impaired loans:
Residential mortgages	$-	$-	$306	$306
Home equity lines of credit	-	-	44	44
Total assets at fair value	$-	$-	$350	$350

There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2022 or 2021.

Impaired loans in the preceding table had a carrying amount of $375,000 and a remaining valuation allowance of $111,000, at September 30, 2022, as compared to $469,000 and $119,000, respectively, as of June 30, 2022. Impaired loans measured at fair value incurred no net charge-offs and resulted in a benefit for loan losses of $2,000 during the three months ended September 30, 2022. Impaired loans measured at fair value as of September 30, 2021 incurred no net charge-offs and resulted in a credit for loan losses of $2,000 during the three months ended September 30, 2021.

The following tables present quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at September 30, 2022 and June 30, 2022 (Dollars in thousands):

		Valuation	Unobservable	Range or
	Fair Value	Technique(s)	Input(s)	Rate Used
September 30, 2022
Impaired loans - residential mortgages	$242	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	22	Discounted cash flow	Discount rate	4.8% to 6.3%

June 30, 2022
Impaired loans - residential mortgages	$306	Discounted cash flow	Discount rate	5.4% to 6.3%
Impaired loans - home equity lines of credit	44	Discounted cash flow	Discount rate	4.8% to 6.3%

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities, none of which are held for trading purposes (in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2022
Financial assets:
Cash and cash equivalents	$50,753	$50,753	$-	$-	$50,753
Held to maturity debt securities	406,250	-	307,553	31,590	339,143
Available for sale debt securities	32,431	-	29,663	2,768	32,431
Loans receivable, net	1,350,197	-	-	1,280,789	1,280,789
Accrued interest receivable	7,074	-	1,845	5,229	7,074
FHLB stock	2,865	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	14,774	-	14,774	-	14,774
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	1,269,942	1,269,942	-	-	1,269,942
Time deposits	323,324	-	324,778	-	324,778
Mortgage escrow funds	7,302	7,302	-	-	7,302
Advances from FHLB	28,288	-	27,347	-	27,347
Accrued interest payable	53	-	53	-	53
Derivative liabilities - interest rate contracts	14,774	-	14,774	-	14,774

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2022
Financial assets:
Cash and cash equivalents	$118,457	$118,457	$-	$-	$118,457
Held to maturity debt securities	412,449	-	331,262	30,346	361,608
Available for sale debt securities	34,621	-	31,771	2,850	34,621
Loans receivable, net	1,329,372	-	-	1,261,035	1,261,035
Accrued interest receivable	6,396	-	1,751	4,645	6,396
FHLB stock	3,766	N/A	N/A	N/A	N/A
Derivative assets - interest rate contracts	8,223	-	8,223	-	8,223
Financial liabilities:
Demand, NOW, money market deposits and savings accounts	1,298,661	1,298,661	-	-	1,298,661
Time deposits	327,589	-	329,885	-	329,885
Mortgage escrow funds	11,173	11,173	-	-	11,173
Advances from FHLB	48,323	-	48,094	-	48,094
Accrued interest payable	94	1	93	-	94
Derivative liabilities - interest rate contracts	8,223	-	8,223	-	8,223

The methods of determining the fair value of assets and liabilities presented in the table above are consistent with our methodologies disclosed in the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Note 8. Regulatory Matters

The following is a summary of the Bank’s actual capital amounts and ratios as of September 30, 2022 and June 30, 2022, compared to the required ratios for minimum capital adequacy and for classification as well capitalized (Dollars in thousands).

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Bank Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Leverage (Tier 1)	$256,469	13.0%	$78,658	4.0%	$98,323	5.0%
Risk-based:
Common Tier 1	256,469	17.3	66,842	4.5	96,549	6.5
Tier 1	256,469	17.3	89,122	6.0	118,829	8.0
Total	265,517	17.9	118,829	8.0	148,537	10.0
June 30, 2022
Leverage (Tier 1)	$251,144	12.8%	$78,490	4.0%	$98,112	5.0%
Risk-based:
Common Tier 1	251,144	17.2	65,630	4.5	94,799	6.5
Tier 1	251,144	17.2	87,507	6.0	116,676	8.0
Total	260,071	17.8	116,676	8.0	145,845	10.0

In addition to the ratios above, the Basel III Capital Rules have established that community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.

Management believes that as of September 30, 2022 and June 30, 2022, the Bank met all capital adequacy requirements to which it was subject, including the capital conservation buffer. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Note 9. Earnings Per Share (“EPS”)

Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted EPS is calculated in a similar matter, except that the denominator includes the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. Dilutive financial instruments include stock options and unvested restricted stock. The following table provides factors used in the earnings per share computation for the three months ended September 30, 2022 and 2021:

	2022	2021
	(Dollars in thousands, except per share data)
Net income applicable to common stock	$4,776	$3,614

Average number of common shares outstanding	15,122,732	15,342,975
Less: Average unallocated ESOP shares	(908,419)	(1,005,432)
Average number of common shares outstanding used to calculate basic earnings per common share	14,214,313	14,337,543

Effect of equity-based awards	87,287	68,273
Average number of common shares outstanding used to calculate diluted earnings per common share	14,301,600	14,405,816

Earnings per common share:
Basic	$0.34	$0.25
Diluted	$0.33	$0.25

Stock options for 1,314,963 and 1,325,935 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2022 and 2021, respectively, because they were antidilutive.

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

The following table presents summary information about the interest rate swaps as of September 30, 2022 and June 30, 2022 (Dollars in thousands).

	September 30, 2022	June 30, 2022
Notional amounts	$287,485	$264,462
Weighted average pay rates	4.31%	3.57%
Weighted average receive rates	4.31%	3.57%
Weighted average maturity	8.14 years	8.22 years
Fair value of combined interest rate swaps	$-	$-

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
5.
Recognize revenue when (or as) the Company satisfies a performance obligation.

The following table presents summary information about sources of revenue from contracts with customers for the periods indicated (in thousands).

	Three months ended September 30,
	2022	2021
Noninterest income:
Service charges on deposits	$234	$183
Interchange fees	153	156
Other fees and service charges (1)	66	62
Fees and service charges	453	401

Swap income (1)	141	-
Bank-owned life insurance (1)	191	192
Other noninterest income (1)	8	20
Total noninterest income	$793	$613

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

Note 12. Stock-Based Compensation

On October 24, 2018, the Company’s shareholders approved the PCSB Financial Corporation 2018 Equity Incentive Plan (the “Plan”), which permits the grant of stock options and restricted stock and/or restricted stock units. The total number of shares that may be granted under the Plan is 2,543,115, of which 1,816,511 shares may be granted as stock options and 726,604 shares may be granted as restricted stock and restricted stock units. Total compensation cost that has been charged against income for the Plan was $820,000 and $810,000 for the three months ended September 30, 2022 and 2021, respectively.

Restricted Stock Awards (“RSAs”)

RSAs awarded under the Plan provide for the issuance of shares to both employees and non-employee directors. These awards generally vest over a 5-year period, with 20% vesting each year on the anniversary of the award. All awards were made at the fair value of common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock was determined to be the closing price of the stock on the NASDAQ exchange. Total shares available for grant under the Plan are 726,000, of which 549,467 shares were granted as of September 30, 2022.

The following table presents a summary of RSA activity during the period ended September 30, 2022.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested granted shares outstanding at July 1, 2022	223,450	$18.89
Shares granted	-	-
Shares vested	(2,200)	16.21
Shares forfeited	-	-
Unvested granted shares at September 30, 2022	221,250	$18.92

As of September 30, 2022, there was $2.4 million of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years.

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

Total options available for grant under the Plan are 1,816,511, of which 1,320,963 options were granted as of September 30, 2022. The following table presents a summary of activity related to stock options granted under the Plan, and changes during the period then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Options outstanding at July 1, 2022	1,320,963	$18.98	6.4	$411
Options granted	-	-
Options expired	-	-
Options forfeited	-	-
Options exercised	-	-
Options outstanding at September 30, 2022	1,320,963	$18.98	6.1	$37

Exercisable at September 30, 2022	786,578	$19.00	6.1	$14

As of September 30, 2022, there was $1.4 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years.

Note 13. Leases

As of September 30, 2022, the Company leases real estate for eleven branch offices and one administrative office, including its corporate headquarters, under various operating lease agreements. The Company’s leases have maturities which range from 2023 to 2041, some of which include lessee options to extend the lease term. The weighted average remaining life of the lease terms for these leases was 9.4 years as of September 30, 2022.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.49% in determining the lease liability as of September 30, 2022.

The Company made a policy election to exclude the recognition requirements of ASC 842 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. The Company had no short-term lease cost for the three months ended September 30, 2022 or 2021. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended September 30, 2022 or 2021.

Total operating lease cost was $505,000 for the three months ended September 30, 2022 and 2021, respectively. The right-of-use asset, included in premises and equipment, net, was $8.1 million and the corresponding lease liability, included in other liabilities was $8.4 million as of September 30, 2022.

Future minimum lease payments for the fiscal years ending June 30th and a reconciliation of undiscounted lease cash flows and the lease liability recognized in the consolidated balance sheet as of September 30, 2022 is shown below (in thousands):

2023	$1,550
2024	1,719
2025	1,426
2026	907
2027	547
Thereafter	3,442
Total future minimum lease payments (undiscounted)	9,591
Discounting effect on cash flows	(1,228)
Lease liability (discounted)	$8,363

Note 14. Pending Merger With and Into Brookline Bancorp, Inc.

On May 23, 2022, the Company and Brookline Bancorp, Inc (“Brookline”), the holding company of Brookline Bank and Bank Rhode Island, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company will merge with and into Brookline, with Brookline as the surviving corporation (the “Merger”). Following the Merger, PCSB Bank will operate as a separate bank subsidiary of Brookline. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each stockholder of PCSB will receive, at the holder’s election, either $22.00 in cash consideration or 1.3284 shares of Brookline common stock for each share of PCSB common stock, subject to allocation procedures to ensure that 60% of the outstanding shares of PCSB common stock will be converted to Brookline common stock. On September 21, 2022, the Company's shareholders approved the Merger Agreement. The consummation of the Merger remains subject to customary closing conditions, including the receipt of regulatory approvals. The Merger is currently expected to be completed in the fourth calendar quarter of 2022.

For the three months ended September 30, 2022, the Company recognized $311,000 of merger-related expenses. No merger-related expenses were recognized for the three months ended September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition at September 30, 2022 and June 30, 2022, and results of operations for the three months ended September 30, 2022 and 2021 is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and with the audited consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2022.

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

Additional factors that may affect our results are discussed in the annual report on Form 10-K for the fiscal year ended June 30, 2022, under the heading “Risk Factors” and in this quarterly report on Form 10-Q under Part II, Item 1A.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.

Critical Accounting Policies and Critical Accounting Estimates

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments, estimates and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. For additional information regarding critical accounting policies, refer to the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the June 30, 2022 Form 10-K. There have been no significant changes in our application of critical accounting policies for the three months ended September 30, 2022.

Overview

PCSB Financial Corporation (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Maryland corporation organized by PCSB Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on April 20, 2017. At September 30, 2022, the significant assets of the Holding Company were the capital stock of the Bank, cash deposited in the Bank, and a loan to the PCSB Bank Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended, and regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

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

Selected Financial Ratios

The summary information presented below as of and for the three months ended September 30, 2022 and 2021 is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Part I (Dollars in thousands, except per share data).

	Three Months Ended
	September 30, 2022	September 30, 2021
Performance Ratios (1):
Return on average assets	0.98%	0.78%
Return on average equity	6.90%	5.29%
Interest rate spread	3.06%	2.71%
Net interest margin	3.19%	2.82%
Efficiency ratio	61.07%	65.59%

Noninterest income to average assets	0.16%	0.13%
Noninterest expense to average assets	1.96%	1.85%

Average interest-earning assets to average interest-bearing liabilities	131.62%	131.14%
Average equity to average assets	14.17%	14.66%
Dividend payout ratio (2)	21.04%	24.24%

	As of or for the three months ended
	September 30, 2022	September 30, 2021
Loans to deposits	84.74%	80.46%

Share Data:
Shares outstanding	15,334,323	15,574,310
Book value per common share	$18.33	$17.64
Tangible book value per common share (3)	$17.93	$17.24

Asset Quality Ratios:
Non-performing loans receivable	$7,989	$5,732
Non-performing assets	$7,989	$5,732
Allowance for loan losses as a percent of total loans receivable (4)	0.67%	0.68%
Allowance for loan losses as a percent of non-performing loans receivable	113.26%	142.34%
Non-performing loans as a percent of total loans receivable, net (4)	0.59%	0.48%
Non-performing assets as a percent of total assets	0.41%	0.31%
Net recoveries	$(39)	$(265)
Net recoveries to average outstanding loans during the period (1)	(0.01%)	(0.09%)

Capital Ratios (5):
Tier 1 capital (to adjusted total assets)	13.02%	12.72%
Common equity Tier 1 capital (to risk-weighted assets)	17.27%	17.84%
Tier 1 capital (to risk-weighted assets)	17.27%	17.84%
Total capital (to risk-weighted assets)	17.88%	18.46%
(1)
Performance ratios are annualized.
(2)
Dividends declared per share divided by net income per share.
(3)
Tangible book value per share is a non-GAAP measure and equals total shareholders' equity, less goodwill and other intangible assets, divided by shares outstanding. We believe this disclosure may be meaningful to those investors who seek to evaluate our equity without giving effect to goodwill and other intangible assets. Reconciliations of GAAP to non-GAAP measures appear below this table.
(4)
Total loans receivable excludes PPP loans.
(5)
Represents Bank ratios.

Non-GAAP Financial Measures

The following table is a reconciliations of book value per share (GAAP measure) to tangible book value per share (non-GAAP measure) (Dollars in thousands, except share and per share data).

	As of
	September 30, 2022	June 30, 2022
Computation of Tangible Book Value per Common Share
Total shareholders' equity (GAAP)	$281,137	$277,162
Adjustments:
Goodwill	(6,106)	(6,106)
Other intangible assets	(77)	(89)
Tangible common shareholders' equity (Non-GAAP)	$274,954	$270,967

Common shares outstanding	15,334,323	15,334,857

Book value per share (GAAP)	$18.33	$18.07
Adjustments:
Effects of intangible assets	(0.40)	(0.40)

Tangible book value per common share (Non-GAAP)	$17.93	$17.67

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents decreased $67.7 million, or 57.2%, to $50.8 million at September 30, 2022 from $118.5 million at June 30, 2022. The decrease is primarily due to a $33.0 million decrease in deposits, a $20.8 million increase in net loans receivable, and a $20.0 million decrease in FHLB advances, partially offset by an $8.4 million decrease in total investment securities.

Investment Securities Portfolio. The following table is a summary of the Company's investment securities portfolio, at carrying value, as of September 30, 2022 and June 30, 2022 (Dollars in thousands):

	September 30,	June 30,	Increase / (Decrease)
	2022	2022	$	%
Available for sale debt securities
U.S. Government and agency obligations	$9,443	$9,928	$(485)	-4.9%
Corporate	4,765	4,854	(89)	-1.8
State and municipal	4,334	4,796	(462)	-9.6
Mortgage-backed securities – residential	11,623	12,712	(1,089)	-8.6
Mortgage-backed securities – commercial	2,266	2,331	(65)	-2.8
Total available for sale debt securities	$32,431	$34,621	$(2,190)	-6.3%
Held to maturity debt securities
U.S. Government and agency obligations	$59,995	$59,995	$-	0.0%
Corporate	52,068	52,076	(8)	0.0
State and municipal	88,490	87,111	1,379	1.6
Mortgage-backed securities – residential	97,886	101,525	(3,639)	-3.6
Mortgage-backed securities – collateralized mortgage obligations	22,916	24,198	(1,282)	-5.3
Mortgage-backed securities – commercial	84,895	87,544	(2,649)	-3.0
Total held to maturity debt securities	$406,250	$412,449	$(6,199)	-1.5%

The decrease in investment securities was primarily the result of principal payments in mortgage-backed securities.

Loans Receivable Portfolio. The following table is a summary of the Company's loan portfolio, as of September 30, 2022 and June 30, 2022 (Dollars in thousands):

	September 30,	June 30,	Increase / (Decrease)
	2022	2022	$	%
Mortgage loans
Residential	$214,586	$214,167	$419	0.2%
Commercial	953,539	942,130	11,409	1.2
Construction	25,307	20,896	4,411	21.1
Net deferred loan origination (fees) costs	(145)	(100)	(45)	45.0
Total mortgage loans	1,193,287	1,177,093	16,194	1.4
Commercial and consumer loans:
Commercial loans	141,902	136,304	5,598	4.1
Home equity lines of credit	22,955	23,688	(733)	-3.1
Consumer and overdrafts	508	594	(86)	-14.5
Net deferred loan origination costs (fees)	593	620	(27)	-4.4
Total commercial and consumer loans	165,958	161,206	4,752	2.9
Total loans receivable	1,359,245	1,338,299	20,946	1.6
Allowance for loan losses	(9,048)	(8,927)	(121)	1.4
Loans receivable, net	$1,350,197	$1,329,372	$20,825	1.6%

Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate by management to provide for probable incurred loan losses inherent in the loan portfolio at the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions, loss experience and an overall evaluation of the quality of the underlying collateral.

The allowance for loan losses increased $121,000, or 1.4%, to $9.0 million at September 30, 2022 from $8.9 million at June 30, 2022. The increase is primarily due to loan portfolio growth. Non-performing loans as a percent of total loans receivable were 0.59% as of September 30, 2022, a decrease from 0.69% as of June 30, 2022.

Deposits. Deposits have traditionally been our primary source of funds for our lending and investment activities. The substantial majority of our deposits are from depositors who reside in our primary market area. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses.

The following table is a summary of the Company's deposits, as of September 30, 2022 and June 30, 2022 (Dollars in thousands):

	September 30,	June 30,	Increase / (Decrease)
	2022	2022	$	%
Demand	$227,635	$245,297	$(17,662)	-7.2%
NOW accounts	253,857	243,006	10,851	4.5
Money market accounts	385,470	399,026	(13,556)	-3.4
Savings	402,980	411,332	(8,352)	-2.0
Time deposits	323,324	327,589	(4,265)	-1.3
Total deposits	$1,593,266	$1,626,250	$(32,984)	-2.0%

Federal Home Loan Bank Advances. FHLB advances decreased $20.0 million, or 41.5%, to $28.3 million at September 30, 2022 as compared to $48.3 million at June 30, 2022. This decrease is due to maturities and principal paydowns.

Total Shareholders’ Equity. Total shareholders’ equity increased $3.9 million, or 1.4%, to $281.1 million at September 30, 2022 from $277.2 million at June 30, 2022. This increase was primarily due to net income of $4.8 million and $1.3 million of stock-based compensation and reduction in unearned ESOP shares for plan shares earned during the period, partially offset by $1.1 million of other comprehensive losses related primarily to unrealized losses on available for sale investment securities driven by higher market interest rates and $1.0 million of cash dividends declared and paid. We would expect that further increases in market interest rates would lead to additional unrealized losses on available for sale investment securities. At September 30, 2022, the Bank was considered “well capitalized” under applicable regulatory guidelines.

Results of Operations for the Three Months Ended September 30, 2022 and September 30, 2021

Net Income. Net income increased $1.2 million, or 32.2%, to $4.8 million for the three months ended September 30, 2022 compared to $3.6 million for the three months ended September 30, 2021. The increase was primarily due to increases of $2.3 million in net interest income and $180,000 in noninterest income, partially offset by increases of $933,000 in noninterest expense, $338,000 in income tax expense and $69,000 in provision for loan losses.

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

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:
Loans receivable (1)	$1,346,194	$13,849	4.12%	$1,223,532	$12,107	3.96%
Investment securities (1)	445,231	2,420	2.26	404,565	2,011	2.07
Other interest-earning assets	85,377	487	2.26	160,659	109	0.27
Total interest-earning assets	1,876,802	16,756	3.59	1,788,756	14,227	3.20
Non-interest-earning assets	78,342			76,375
Total assets	$1,955,144			$1,865,131

Liabilities and equity:
NOW accounts	$243,354	250	0.41	$182,531	70	0.15
Money market accounts	390,619	376	0.38	350,575	186	0.21
Savings accounts and escrow	422,178	186	0.18	397,292	113	0.11
Time deposits	323,219	852	1.05	367,641	985	1.06
Total interest-bearing deposits	1,379,370	1,664	0.48	1,298,039	1,354	0.41
FHLB advances	46,522	235	2.00	65,935	338	2.03
Total interest-bearing liabilities	1,425,892	1,899	0.53	1,363,974	1,692	0.49
Non-interest-bearing deposits	230,076			207,806
Other non-interest-bearing liabilities	22,180			19,943
Total liabilities	1,678,148			1,591,723
Total shareholders' equity	276,996			273,408
Total liabilities and shareholders' equity	$1,955,144			$1,865,131

Net interest income		$14,857			$12,535
Interest rate spread - tax equivalent (2)			3.06			2.71
Net interest margin - tax equivalent (3)			3.19			2.82
Average interest-earning assets to interest-bearing liabilities	131.62%			131.14%
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

The following table presents information regarding tax equivalent adjustment used in the calculation of certain financial metrics (Dollars in thousands).

	Three Months Ended
	September 30,
	2022	2022
Total interest income	$16,756	$14,227
Total interest expense	1,899	1,692
Net interest income (GAAP)	14,857	12,535
Tax equivalent adjustment	116	89
Net interest income - tax equivalent (non-GAAP)	$14,973	$12,624

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume (Dollars in thousands).

	Three Months Ended September 30,
	2022 versus 2022
	Rate	Volume	Net
Interest income:
Loans receivable	$440	$1,302	$1,742
Investment securities	224	185	409
Other interest-earning assets	452	(74)	378
Total interest-earning assets	1,116	1,413	2,529

Interest expense:
NOW accounts	150	30	180
Money market accounts	166	24	190
Savings and escrow accounts	66	7	73
Time deposits	(16)	(117)	(133)
FHLB advances	(5)	(98)	(103)
Total interest-bearing liabilities	361	(154)	207

Net increase in net interest income	$755	$1,567	$2,322

Provision for Loan Losses. The provision for loan losses increased for the three months ended September 30, 2022, compared to the same period last year. The increase is primarily due to higher loan portfolio growth in the current period. Recoveries net of charge-offs were $39,000 for the three months ended September 30, 2022, compared to recoveries, net of charge-offs of $265,000 for the same period last year.

Noninterest Income. The following table displays noninterest income for the three months ended September 30, 2022 and 2021 (Dollars in thousands).

	Three Months Ended
	September 30,		Net Change
	2022	2021	$	%
Fees and service charges	$453	$401	$52	13.0%
Bank-owned life insurance	191	192	(1)	-0.5%
Swap income	141	-	141	100.0%
Other	8	20	(12)	-60.0%
Total noninterest income	$793	$613	$180	29.4%

The increase in fees and service charges for the three months ended September 30, 2022 compared to the same period last year was primarily the result of increases in deposit and loan processing fees.

Noninterest Expense. The following table displays noninterest expense for the three months ended September 30, 2022 and 2021 (Dollars in thousands).

	Three Months Ended
	September 30,		Net Change
	2022	2021	$	%
Salaries and employee benefits	$5,985	$5,773	$212	3.7%
Occupancy and equipment	1,403	1,353	50	3.7%
Communication and data processing	610	527	83	15.7%
Professional fees	335	393	(58)	-14.8%
Merger-related expenses	311	-	311	100.0%
Postage, printing, stationery and supplies	174	143	31	21.7%
Advertising	128	100	28	28.0%
FDIC assessment	125	125	-	0.0%
Amortization of intangible assets	12	16	(4)	-25.0%
Other operating expenses	474	194	280	144.3%
Total noninterest expense	$9,557	$8,624	$933	10.8%

The increase in salaries and employee benefits for the three months ended September 30, 2022 compared to the same period last year is primarily driven by higher salary and benefit costs. Merger-related expenses associated with the pending Brookline Bancorp merger largely include professional services fees. The increase in other operating expenses for the three months ended September 30, 2022 compared to the same period last year is primarily due to higher pension costs in the current period.

Income Tax Expense. The effective income tax rate was 20.5% for the three months ended September 30, 2022 as compared to 19.9% for the same period last year.

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

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at September 30, 2022 and June 30, 2022 (Dollars in thousands). All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	NPV			NPV as Percent of Portfolio Value of Assets
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change (in bps)
September 30, 2022:
200	$256,664	$(47,850)	(15.7%)	15.06%	(188)
100	281,394	(23,120)	(7.6)	16.07	(87)
-	304,514	-	-	16.94	-
(100)	335,857	31,343	10.3	18.09	115
(200)	366,247	61,733	20.3	19.10	216

June 30, 2022:
200	$267,563	$(50,616)	(19.9%)	14.94%	(187)
100	294,042	(24,137)	(7.6)	15.96	(85)
-	318,179	-	-	16.81	-
(100)	349,957	31,778	10.0	17.90	109
(200)	382,642	64,463	20.3	18.96	215

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2022, cash and cash equivalents totaled $50.8 million, a decrease from $118.5 million as of June 30, 2022. Unpledged securities classified as available for sale, which provide an additional source of liquidity, totaled $9.5 million at September 30, 2022, a decrease from $18.5 million as of June 30, 2022.

We had the ability to borrow up to $223.0 million from the FHLB of New York, at September 30, 2022 of which $28.3 million was outstanding as of September 30, 2022. Additionally, as of September 30, 2022, we had an available line of credit with the FRB of New York’s discount window program of $102.8 million, and $25.0 million of fed funds lines of credit, neither of which had outstanding balances as of September 30, 2022.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing sources detailed above.

We had $14.4 million of loan commitments outstanding as of September 30, 2022 and $171.2 million of approved, but unadvanced, funds to borrowers. We also had $2.9 million in outstanding letters of credit at September 30, 2022.

Time deposits due within one year of September 30, 2022 totaled $203.0 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits at September 30, 2022. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Holding Company is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders, to repurchase shares of its common stock and for other corporate purposes. The Holding Company’s primary source of liquidity is dividend payments it may receive from the Bank. The Bank’s ability to pay dividends to the Holding Company is governed by applicable law and regulations. At September 30, 2022, the Holding Company (on an unconsolidated, stand-alone basis) had liquid assets of $18.0 million.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the NYSDFS and the FDIC. At September 30, 2022, the Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable regulatory guidelines. See Note 8 to the accompanying unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under "Management of Market Risk."

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.

In addition, the Company has received demand letters from putative stockholders of the Company regarding the pending merger between the Company and Brookline Bancorp, Inc. In addition, on August 25, 2022, a complaint captioned Stephen Bushansky v. PCSB Financial Corporation et al. was filed in the United States District Court, Southern District of New York, naming as defendants the Company and the members of the Company’s board of directors (the “Complaint”). The complaint and the demand letters allege, among other things, that the proxy statement/prospectus contains materially incomplete and misleading information regarding the process that culminated in the merger agreement and the proposed transaction, the valuation analyses performed by the Company’s financial advisor, and potential conflicts of interest in connection with the proposed merger. The relief sought includes enjoining the consummation of the merger unless and until certain additional and allegedly material information is disclosed to the Company’s stockholders, rescinding and setting aside the merger to the extent already implemented, or granting rescissory damages, and awarding the plaintiff the cost of the action, including reasonable attorneys’ and experts’ fees. The Company believes that all allegations in the demand letters and complaint are without merit and intends to defend against them as appropriate.

We do not believe that any pending legal proceedings would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission. As of September 30, 2022, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

(a)
Not applicable
(b)
Not applicable
(c)
On February 3, 2021, a repurchase program was authorized by the Board of Directors to repurchase up to 801,856 shares, or 5.0% of the Company’s then outstanding common stock. As of September 30, 2022, the Company repurchased 682,561 shares at an average cost of $18.23 per share.

There were no repurchases of PCSB Financial Corporation common stock during the quarter ended September 30, 2022.

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

101

The following materials for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

PCSB FINANCIAL CORPORATION

Date: November 4, 2022	/s/ Joseph D. Roberto
Joseph D. Roberto
Chairman, President and Chief Executive Officer

Date: November 4, 2022	/s/ Jeffrey M. Helf
Jeffrey M. Helf
Senior Vice President and Chief Financial Officer